Form 10-Q
period 2004-06-30
NESTOR PARTNERS
filed 2004-08-12
CIK 888471

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  June 30, 2004
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                        Commission File Number: 000-50725

                               NESTOR PARTNERS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW JERSEY                                     22-2149317
  --------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                           411 West Putnam Avenue
                        Greenwich, Connecticut  06830
                  ----------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant           Limited Partnership Interests
to Section 12(g) of the Act:                 (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes [ ]         No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                        Yes [ ]         No [X]

Nestor Partners
Financial statements
For the three and six months ended June 30, 2004 and 2003 (unaudited)



Statements of Financial Condition (a)                                       1

Condensed Schedules of Investments (a)                                      2

Statements of Operations (b)                                                6

Statements of Changes in Partners' Capital (c)                              8

Statements of Financial Highlights (b)                                     10

Notes to the Financial Statements                                          12

Part II - Other information                                                13


(a) At June 30, 2004 (unaudited) and December 31, 2003
(b) For the three and six months ended June 30, 2004 and 2003
(c) For the six months ended June 30, 2004 and 2003

ITEM 1: FINANCIAL STATEMENTS


                                  Nestor Partners
                         Statements of Financial Condition


                                                    UNAUDITED
                                                     June 30         December 31
                                                      2004              2003
                                                 -------------------------------
ASSETS

Equity in trading accounts:
Investments in U.S. Treasury
  notes-at market value (amortized cost
  $60,121,003 and $69,762,758)                   $  60,024,816     $  69,779,438
Net unrealized appreciation/(depreciation)
  on open futures and forward
  currency contracts                                (2,193,636)        9,750,763
Due from brokers                                       327,192         3,114,869
Cash denominated in foreign
  currencies (cost $1,608,615
  and $851,372)                                      1,608,201           885,274
                                                 -------------------------------
Total equity in trading accounts                    59,766,573        83,530,344
                                                 -------------------------------

Investments in U.S. Treasury
  notes-at market value
  (amortized cost $123,225,958
  and $109,375,528)                                122,961,016       109,392,119
Cash and cash equivalents                           13,093,715        19,727,500
Accrued interest receivable                            845,095         1,836,774
                                                 -------------------------------
Total assets                                     $ 196,666,399     $ 214,486,737
                                                 -------------------------------

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Capital contributions received
  in advance                                         6,556,900         2,393,300
Due to brokers                                         701,665           631,451
Due to General Partner                                   1,667              --
Accrued brokerage fees                                 373,076           465,695
Accrued expenses                                       168,185           332,093
                                                 -------------------------------
Total liabilities                                    7,801,493         3,822,539
                                                 -------------------------------


PARTNERS' CAPITAL
General Partner                                      3,252,512         4,284,428
Special Limited Partners                            33,059,114        47,828,770
Limited Partners                                   152,553,280       158,551,000
                                                 -------------------------------
Total partners' capital                            188,864,906       210,664,198
                                                 -------------------------------

TOTAL LIABILITIES AND PARTNERS'
  CAPITAL                                        $ 196,666,399     $ 214,486,737
                                                 ===============================



                                 Nestor Partners
                        Condensed Schedule of Investments
                            June 30, 2004 (UNAUDITED)

Futures and Forward                                   Net Unrealized      % of
Currency Contracts                                    Appreciation/    Partners'
                                                      (Depreciation)   Capital
--------------------------------------------------------------------------------

FUTURES CONTRACTS
Long Futures Contracts
  Energies                                             $    25,810        0.01 %
  Metals                                                  (217,350)      (0.12)%
  Stock indices                                            890,879        0.48 %
                                                       -----------------------
Total long futures contracts                               699,339        0.37 %
                                                       -----------------------
Short Futures Contracts
  Energies                                                  (6,450)       - %
  Grains                                                   105,638        0.06 %
  Interest rates                                        (2,386,169)      (1.27)%
  Softs                                                    187,445        0.10 %
  Stock indices                                            (25,385)      (0.01)%
                                                       -----------------------
Total short futures contracts                           (2,124,921)      (1.12)%
                                                       -----------------------
TOTAL INVESTMENTS IN FUTURES
  CONTRACTS (NET)                                       (1,425,582)      (0.75)%
                                                       -----------------------
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                     (143,567)      (0.08)%
Total short forward currency contracts                    (624,487)      (0.33)%
                                                       -----------------------
TOTAL INVESTMENTS IN FORWARD
  CURRENCY CONTRACTS (NET)                                (768,054)      (0.41)%
                                                       -----------------------
TOTAL INVESTMENTS IN FUTURES
  AND FORWARD CURRENCY CONTRACTS (NET)                 $(2,193,636)      (1.16)%
                                                       =======================



                                 Nestor Partners
                  Condensed Schedule of Investments (continued)
                            June 30, 2004 (UNAUDITED)

Face Amount         Description                                Value    % of Partners'
                                                                            Capital
-----------------------------------------------------------------------------------
              INVESTMENTS IN U.S. TREASURY NOTES
$  61,690,000 U.S. Treasury notes, 2.125%, 08/31/04       $ 61,747,834    32.69 %
   60,605,000 U.S. Treasury notes, 2.000%, 11/30/04         60,680,756    32.13 %
   60,690,000 U.S. Treasury notes, 1.500%, 02/28/05         60,557,242    32.06 %
                                                          -------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
              (AMORTIZED COST $183,346,961)               $182,985,832    96.88 %
                                                          =========================





                                 Nestor Partners
                        Condensed Schedule of Investments
                                December 31, 2003

Futures and Forward                                  Net Unrealized      % of
Currency Contracts                                   Appreciation/     Partners'
                                                     (Depreciation)    Capital
----------------------------------------------------------------------------------
FUTURES CONTRACTS
Long Futures Contracts
  Energies                                            $ (1,569,867)      (0.75)%
  Interest rates                                            77,990        0.04 %
  Metals                                                 1,966,898        0.93 %
  Softs                                                   (111,075)      (0.05)%
  Stock indices                                          1,012,623        0.48 %
                                                      ------------------------
Total long futures contracts                             1,376,569        0.65 %
                                                      ------------------------
Short Futures Contracts
  Grains                                                      (300)       - %
  Interest rates                                           (50,447)      (0.02)%
                                                      ------------------------
Total short futures contracts                              (50,747)      (0.02)%
                                                      ------------------------
TOTAL INVESTMENTS IN FUTURES
  CONTRACTS (NET)                                        1,325,822        0.63 %
                                                      ------------------------
Forward Currency Contracts
Long Forward Currency Contracts
  Euro/U.S. Dollar, March 2004                           6,801,020        3.23 %
  Other long forward currency
    contracts                                            5,092,453        2.42 %
                                                      ------------------------
Total long forward currency
  contracts                                             11,893,473        5.65 %
                                                      ------------------------
Short Forward Currency Contracts
  Korean Won/U.S. Dollar,
    March 2004                                          (2,698,340)      (1.28)%
  Other short forward currency
    contracts                                             (770,192)      (0.37)%
                                                      ------------------------
Total short forward currency
  contracts                                             (3,468,532)      (1.65)%
                                                      ------------------------
TOTAL INVESTMENTS IN FORWARD
  CURRENCY CONTRACTS (NET)                               8,424,941        4.00 %
                                                      ------------------------
TOTAL INVESTMENTS IN FUTURES
  AND FORWARD CURRENCY
  CONTRACTS (NET)                                     $  9,750,763        4.63 %
                                                      ========================




                                 Nestor Partners
                  Condensed Schedule of Investments (continued)
                                December 31, 2003

Face Amount         Description                                 Value    % of Partners'
                                                                            Capital
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
              INVESTMENTS IN U.S. TREASURY NOTES
 $ 60,080,000 U.S. Treasury notes, 4.750%, 02/15/04       $  60,342,850     28.64 %
   61,580,000 U.S. Treasury notes, 3.375%, 04/30/04          62,061,094     29.46 %
   56,380,000 U.S. Treasury notes, 2.125%, 08/31/04          56,767,613     26.95 %
                                                          ----------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
              (AMORTIZED COST $179,138,286)               $ 179,171,557     85.05 %
                                                          ============================







                                  Nestor Partners
                       Statements of Operations (UNAUDITED)


                                                            For the three months ended
                                                              June 30         June 30
                                                                2004            2003
                                                          -----------------------------
INVESTMENT INCOME
Interest income                                           $    573,748    $    511,318

EXPENSES
Brokerage fees                                               1,374,293       1,320,040
Administrative expenses                                        123,032         102,116
Custody fees                                                     8,118           4,801
                                                          ----------------------------
Total expenses                                               1,505,443       1,426,957

Net investment loss                                           (931,695)       (915,639)
                                                          ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed
  positions:
  Futures and forward currency contracts                   (27,454,603)      2,149,004
  Foreign exchange translation                                 145,781        (165,896)
Net change in unrealized appreciation:
  Futures and forward currency contracts                    (6,405,552)      8,697,168
  Foreign exchange translation                                 (49,716)        143,044
Net gains (losses) from U.S. Treasury notes
  Net change in unrealized depreciation                       (342,036)         22,965
                                                          ----------------------------
Total net realized and unrealized gains (losses)           (34,106,126)     10,846,285
                                                          ----------------------------


Net income (loss)                                          (35,037,821)      9,930,646
Less profit share to General Partner                          (949,589)      1,164,025
                                                          ----------------------------
Net income (loss) after profit share to General Partner   $(34,088,232)   $  8,766,621
                                                          ============================








                                 Nestor Partners
                      Statements of Operations (UNAUDITED)


                                                            For the six months ended
                                                             June 30        June 30
                                                               2004           2003
                                                          ----------------------------
INVESTMENT INCOME
Interest income                                           $  1,129,004    $  1,033,263

EXPENSES
Brokerage fees                                               2,827,125       2,445,035
Administrative expenses                                        265,695         192,473
Custody fees                                                    14,955           9,281
                                                          ----------------------------
Total expenses                                               3,107,775       2,646,789

Net investment loss                                         (1,978,771)     (1,613,526)
                                                          ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed
  positions:
  Futures and forward currency contracts                   (11,644,179)     22,035,640
  Foreign exchange translation                                 145,781        (165,896)
Net change in unrealized appreciation:
  Futures and forward currency contracts                   (11,944,399)     (9,094,872)
  Foreign exchange translation                                 (36,542)         57,896
Net losses from U.S.Treasury notes
  Net change in unrealized depreciation                       (394,400)         (5,136)
                                                          ----------------------------
Total net realized and unrealized gains (losses)           (23,873,739)     12,827,632
                                                          ----------------------------


Net income (loss)                                          (25,852,510)     11,214,106
Less profit share to General Partner                            26,491       1,378,130
                                                          ----------------------------
Net income (loss) after profit share to General Partner   $(25,879,001)   $  9,835,976
                                                          ============================








                                 Nestor Partners
             Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2004:

                                    LIMITED       SPECIAL LIMITED   NEW PROFIT        GENERAL
                                   PARTNERS         PARTNERS       MEMO ACCOUNT       PARTNER           TOTAL
                                ---------------------------------------------------------------------------------
Partners' capital at
  December 31, 2003             $ 158,551,000    $  47,828,770    $        --      $   4,284,428    $ 210,664,198
Contributions                      31,203,625          315,191             --               --         31,518,816
Withdrawals                       (15,343,217)     (11,464,981)            --           (657,400)     (27,465,598)
Net loss                          (21,831,637)      (3,619,866)          (4,140)        (396,867)     (25,852,510)
General Partner's allocation:
  New Profit-Accrued                  (26,491)            --             26,491             --               --
Transfer of New Profit Memo
  Account to General Partner             --               --               --               --               --
                                ---------------------------------------------------------------------------------
Partners' capital at
  June 30, 2004                 $ 152,553,280    $  33,059,114    $      22,351    $   3,230,161    $ 188,864,906
                                =================================================================================





For the six months ended June 30, 2003:

                                    LIMITED       SPECIAL LIMITED   NEW PROFIT        GENERAL
                                   PARTNERS         PARTNERS       MEMO ACCOUNT       PARTNER           TOTAL
                                ---------------------------------------------------------------------------------
Partners' capital at
  December 31, 2002             $  83,293,288    $  50,699,984    $        --      $   6,963,561    $ 140,956,833
Contributions                      33,942,635          261,278             --               --         34,203,913
Withdrawals                        (6,642,200)      (3,240,000)            --         (3,559,436)     (13,441,636)
Net income (loss)                   6,143,221        4,738,397             (140)         332,628       11,214,106
General Partner's allocation:
  New Profit-Accrued               (1,378,130)            --             26,001        1,352,129             --
Transfer of New Profit Memo
  Account to General Partner             --               --               --               --               --
                                ---------------------------------------------------------------------------------
Partners' capital at
  June 30, 2003                 $ 115,358,814    $  52,459,659    $      25,861    $   5,088,882    $ 172,933,216
                                ==================================================================================





                                 Nestor Partners
                 Statements of Financial Highlights (UNAUDITED)



For the three months ended June 30, 2004               Limited   Special Limited
                                                       Partners      Partners
--------------------------------------------------------------------------------

Ratios to average capital (a):
Net investment income (loss)                             (2.45) %        0.43  %
                                                        =====================

Total expenses                                            3.62  %        0.73  %
Profit share allocation                                  (2.39) %         --   %
                                                        ---------------------
Total expenses and profit share allocation                1.23  %        0.73  %
                                                        =====================

Total return before profit share allocation             (15.66) %      (15.00) %
Profit share allocation                                   0.49  %         --   %
                                                        ---------------------
Total return after profit share allocation              (15.17) %      (15.00) %
                                                        =====================




For the three months ended June 30, 2003               Limited   Special Limited
                                                       Partners      Partners
--------------------------------------------------------------------------------
Ratios to average capital (a):
Net investment income (loss)                             (3.70) %        0.51  %
                                                        =====================

Total expenses                                            4.96  %        0.74  %
Profit share allocation                                   4.36  %         --   %
                                                        ---------------------
Total expenses and profit share allocation                9.32  %        0.74  %
                                                        =====================

Total return before profit share allocation               6.32  %        7.44  %
Profit share allocation                                  (1.14) %         --   %
                                                        ---------------------
Total return after profit share allocation                5.18  %        7.44  %
                                                        =====================

(a) Annualized










                                 Nestor Partners
                 Statements of Financial Highlights (UNAUDITED)



For the six months ended June 30, 2004                  Limited   Special Limited
                                                        Partners     Partners
----------------------------------------------------------------------------------

Ratios to average capital (a):
Net investment income (loss)                             (2.48) %        0.36  %
                                                        =====================

Total expenses                                            3.55  %        0.69  %
Profit share allocation                                   0.03  %         --   %
                                                        ---------------------
Total expenses and profit share allocation                3.58  %        0.69  %
                                                        =====================

Total return before profit share allocation             (12.25) %      (10.94) %
Profit share allocation                                   0.01  %         --   %
                                                        ---------------------
Total return after profit share allocation              (12.24) %      (10.94) %
                                                        =====================



For the six months ended June 30, 2003                  Limited   Special Limited
                                                        Partners     Partners
----------------------------------------------------------------------------------
Ratios to average capital (a):
Net investment income (loss)                             (3.63) %        0.63  %
                                                        =====================

Total expenses                                            4.97  %        0.70  %
Profit share allocation                                   2.79  %         --   %
                                                        ---------------------
Total expenses and profit share allocation                7.76  %        0.70  %
                                                        =====================

Total return before profit share allocation               7.47  %        9.77  %
Profit share allocation                                  (1.42) %         --   %
                                                        ---------------------
Total return after profit share allocation                6.05  %        9.77  %
                                                        =====================

(a) Annualized

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three and six month periods ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 2003, included in the Partnership's registration statement on Form 10 filed with the Securities and Exchange Commission.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to and retained by an affiliate of the General Partner, The Millburn Corporation ("TMC") for providing legal and accounting services to the Partnership. The Partnership incurred administrative expenses of $123,032 and $265,695 during the three and six month periods ended June 30, 2004, respectively, of which $64,256 and $112,791, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2004, $1,667 of redemption charges was owed to the General Partner (and is included in "Due to General Partner" in the statements of financial condition).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Partnership's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership, and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Partnership has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership raises additional capital only through the sale of its limited partnership interests ("Interests"). Partnership capital may also be increased by trading profits, if any. The Partnership does not engage in borrowing. Interests may be offered for sale as of the beginning of each month.

The Partnership trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Partnership's business, substantially all its assets are represented by cash and United States government obligations, while the Partnership maintains its market exposure through open futures and forward contract positions.

The Partnership's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Partnership's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Partnership's futures and forward trading, the Partnership's assets are highly liquid and are expected to remain so.

PROFIT SHARE

The following table indicates the profit share earned by the General Partner from Limited Partners' withdrawals during the three and six month periods ended June 30, 2004 and 2003. Profit share earned is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.


Six months ended:                Jun 30, 2004    Jun 30, 2003
                                 ------------    ------------
Profit share earned              $    26,491     $     26,001
Profit share accrued                      --        1,352,129
Profit share reversal                   n/a              n/a
                                 ------------    ------------
Total profit share               $    26,491     $  1,378,130
                                 ============    ============


Three months ended:              Jun 30, 2004    Jun 30, 2003
                                 ------------    ------------
Profit share earned              $     9,361     $     13,517
Profit share accrued  (1)                 --        1,352,129
Profit share reversal (2)           (958,950)        (201,621)
                                 ------------    ------------
Total profit share               $  (949,589)     $ 1,164,025
                                 ============    ============
(1) At June 30
(2) Accrued at March 31, reversed on April 1



There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's registration statement on Form 10 filed with the Securities and Exchange Commission filed on April 29, 2004.

RESULTS OF OPERATIONS

During its operations through the three and six month periods ending June 30, 2004, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.


                         Jun 30, 2004  Mar 31, 2004
                        -------------  -------------
        Ending Equity   $188,864,906    $233,530,893

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Partnership's net assets decreased 19.13% in the second quarter of 2004. This decrease was attributable to redemptions of $23,645,166, a net loss of $34,088,232, and a reversal of accrued profit share to the General Partner during the first quarter of $958,950, which was partially offset by subscriptions of $14,017,000 and an allocation to the New Profit memo account of $9,361.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2004 increased $54,253, relative to the corresponding period in 2003.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended June 30, 2004 increased $20,916, relative to the corresponding period in 2003. The increase was attributable to an increase in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers. Interest income for the three months ended June 30, 2004 increased $62,430, relative to the corresponding period in 2003. This increase was attributable to an increase in the Partnership's net assets, which was partially offset by a decrease in short-term Treasury yields.

During the three months ended June 30, 2004, the Partnership reversed accrued incentive fee at March 31, 2004 of $958,950. In addition, the Partnership experienced net realized and unrealized losses of $34,106,126 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,374,293, administrative expenses of $123,032, custody fees of $8,118 and accrued profit share to the New Profit Memo account of $9,361 were incurred. Interest income of $573,748 partially offset the Partnership's expenses resulting in a net loss of $34,088,232. An analysis of the trading gain
(loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies              (4.64)%
Energies                 0.78%
Grains                  (0.40)%
Interest rates          (5.88)%
Metals                  (1.65)%
Softs                    0.13%
Stock indices           (3.34)%
                  -------------
Total                  (15.00)%


APRIL 1, 2004 TO JUNE 30, 2004

The Partnership's net asset value fell sharply during the quarter. Trend reversals followed by non-directional and volatile range-trading characterized a broad spread of markets during the period. As a result sizable losses were sustained in five of the six sectors in the portfolio: interest rates, currencies, stock indices, and agricultural commodities. Energy was moderately profitable for the quarter, but even there an uptrend seemed to peter out near the end of the quarter.

Surprisingly strong U.S. employment reports beginning in April, and official moves in China to slow its booming economy caused abrupt price trend reversals in most of the markets comprising the Partnership's portfolio. For example, as the quarter began, the Partnership held long positions across a broad range of US and European interest rate futures. These positions had been quite profitable in prior weeks and reflected declining interest rate trends that were in large measure a response to the so-called "jobless recovery" in the U.S. However, in the wake of strong employment data, interest rates rose sharply worldwide and bond market sentiment seemed to turn negative on a dime. As a result, the Partnership sustained sizable losses on its long bond futures positions. Thereafter, interest rates vacillated and failed to sustain a trend.


At the start of the period, the Partnership also held long positions in a number of Asian currencies including, the yen, Korean won and Singapore dollar. Long commodity currency positions (Australian dollar, New Zealand dollar, and South African rand) were also held by the Partnership. Market participants, intuiting that any slowdown in Chinese growth would be negative for Asia and for industrial commodities, sold the Asian and commodity currencies, producing declines. Once again, subsequent trading in the quarter was largely non-directional. Gold and copper prices, which were trending upward early in the year, fell markedly due to the altered growth prospects in China and a strengthening US currency, resulting in losses from long positions.

Stock markets were also unsettled by the changing prospects for growth, interest rates and monetary policies throughout the world. Hence, trading in German, U.S., and Hong Kong index futures resulted in losses.

An upward trend in energy prices led to gains from long positions in unleaded gasoline, London gas oil, crude oil, and heating oil. Natural gas, on the other hand, was quite volatile and produced a loss for the quarter.

Finally, with volatility in corn prices, losses were registered on both long and short positions in corn.

JANUARY 1, 2004 TO MARCH 31, 2004


A large profit derived from trading interest rate futures combined with small gains from stock index, energy, metals and agricultural commodity futures trading more than outweighed a sizable loss that was produced trading in foreign exchange markets.

Long positions in U.S., European and Japanese interest rate futures were profitable as questions about the strength and sustainability of U.S. growth, given the lack of employment expansion, speculation about a possible European Central Bank rate cut to spur lagging economic activity, and persistent purchases of U.S. treasuries by Asian Central Banks following massive foreign exchange intervention pushed rates lower across the maturity spectrum.

Low interest rates and an improving economic environment provided some lift to Japanese stock markets, and long positions in the NIKKEI and TOPIX index futures were profitable. On the other hand, political uncertainties in Hong Kong and growth concerns in Germany produced marginal losses on stock futures trades for those two countries.

In the energy sector, a long position in unleaded gasoline and a long position in crude oil were marginally profitable, while long heating oil, London gas oil and natural gas positions generated small losses.

A long copper position, benefiting from the China inspired global demand for base metals, was profitable, while a long gold position lost marginally. Increased worldwide demand for grains led to rising corn prices and a gain on a long corn position.

On the other hand, trading of foreign exchange rates, which were volatile but non-directional for much of the period, generated sizable losses. Hence, aside from modest gains from long positions in commodity currencies (Australian and New Zealand dollars), a long sterling position relative to the Euro, and a long Euro trade against the Norwegian Krone, losses on the Partnership's currency positions were widespread.



APRIL 1, 2003 TO JUNE 30, 2003

Trading of interest rate futures, currency forwards and equity futures was profitable, while trading of non-financial futures (energy, metals, and agricultural commodities) produced modest losses.

Medium-term and long-term interest rates in Europe, the U.S. and Japan resumed their decline during April and May. Hence, long positions in 5-year, 10-year and 30-year interest rate futures contracts for U.S., European and Japanese instruments were very profitable. By mid-June, however, amid signs of nascent growth, interest rates started to rise significantly and there were some losses sustained on these same positions, which were subsequently reversed to short futures contract positions.

A similar pattern of profits in April and May followed by losses in June was exhibited in the currency sector. Short U.S. dollar positions against the euro, other European currencies, the Australian, New Zealand and Singapore dollars, and the South African rand produced sizable gains early in the quarter. Later, however, as the U.S. dollar rebounded against the European bloc of currencies, there were losses on many of these short foreign dollar positions, although the short dollar positions versus the Aussie, New Zealand, South African and Singapore currencies were still fractionally profitable. Meanwhile, the U.S. dollar/yen exchange rate was quite volatile and losses were registered on both long and short dollar positions throughout the quarter. Finally, long euro positions vis-a-vis the yen, Norwegian krone, and pound sterling, and a long sterling position relative to the yen were profitable.

Trading of stock index futures was fractionally positive. Long positions in German, Japanese, and the Nasdaq stock indices were profitable, while a short S&P index trade was somewhat unprofitable.

An up-trend in natural gas prices reversed and spiked sharply downward in June, resulting in a marked loss on a long position. Trading elsewhere in the energy sector had a slight negative impact on performance.

In the agricultural sector, corn futures prices were quite volatile and, hence, losses were experienced on both long and short positions. Trading of other soft and agricultural commodities was slightly negative for performance.

Long gold and copper positions generated a small quarterly loss.



JANUARY 1, 2003 TO MARCH 31, 2003

A number of well-defined trends, especially in the energy and interest rate sectors, persisted during the first two months of the year and generated profits. However, as war with Iraq approached in early March, these trends halted and reversed abruptly, producing losses that offset the quarter's earlier gains. On balance for the period, profits from trading energy and interest rate futures were offset by the losses sustained from trading currency and stock index futures, and to a lesser extent by losses from metal and agricultural commodities trading.

For example, crude oil prices, which climbed from $24 a barrel in early November 2002 to nearly $40 per barrel early in 2003, plunged back to under $28 a barrel in only a few days. Consequently, long crude oil positions were profitable in January and February, but lost money in March. Similar results were experienced in trading other energy contracts.

Interest rates, which had been declining broadly for over a year, spiked higher in a flurry of pre-war activity. As a result, long German and U.S. interest rate futures positions produced losses in March after having been profitable in the first two months of the quarter.

A weakening U.S. dollar trend that had been evident since late October 2002 also reversed abruptly during the quarter and was followed by non-directional whipsaw price activity, especially for the Japanese yen. Hence, losses from trading the Asian currencies outweighed gains from long positions in the European currencies and non-dollar cross rate trading.

Stock markets were unsettled and trading of U.S., Japanese and Hong Kong equity futures resulted in a loss. Trading of metal and agricultural commodity futures was unprofitable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the occurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond that indicated or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantifications included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Materiality, as used in this section "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Quantifying the Partnership's Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership's risk exposure in the various market sectors traded by the General Partner is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), dealers' margins have been used as Value at Risk.

The fair value of the Partnership's futures and forward positions does not have any optionality component. However, the General Partner may also trade commodity options on behalf of the Partnership. The Value at Risk associated with options would be reflected in the margin requirement attributable to the instrument underlying each option.

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars.



THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended June 30, 2004. During the six months ended June 30, 2004, the Partnership's average total capitalization was approximately $212,121,383.

                       Average         % of            Highest         Lowest
                        Value         Average           Value           Value
Market Sector          at Risk    Capitalization       at Risk         at Risk
--------------------------------------------------------------------------------

Interest rates          $ 6.8           3.2%            $ 8.4           $ 5.2
currencies               33.0          15.6%             37.3            28.7
Stock indices             5.6           2.6%              6.4             4.8
Metals                    1.0           0.5%              1.0             1.0
Softs                     0.4           0.2%              0.4             0.3
Energies                  1.7           0.8%              2.5             0.9

Total                   $48.5          22.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2004. Average capitalization is the average of the Partnership's capitalization at the end of each of the six months ended June 30, 2004. Dollar amounts represent million of dollars.

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could materially affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds
        (e) Pursuant to the Partnership's Amended and Restated Agreement of Limited Partnership, investors may withdraw their capital at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

                                                   AMOUNT REDEEMED

April 30, 2004                          $ (1,822,022)           $(10,781.948)
May 31, 2004                              (6,464,525)               (273,190)
June 30, 2004                             (3,937,228)               (366,252)
                                        ------------------------------------
TOTAL                                   $(12,223,775)           $(11,421,390)
                                        ====================================



ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with the Partnership's Registration Statement (file # 000-50725) filed on April 29, 2004 on Form 10 under the Securities Act of 1934 which became effective June 28, 2004.

3.01      Amended and Restated Certificate of Limited Partnership of Nestor
          Partners
3.02      Amended and Restated Agreement of Limited Partnership of Nestor
          Partners
10.01 Acknowledgement of Separate Risk Disclosure Statements and Customer Agreement between Merrill Lynch Futures Inc. and Nestor Partners
10.02     Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners
10.03 Futures and Options Agreement for Institutional Customers between Deutsche Morgan Grenfell Inc. and Nestor Partners
10.04     Form of Selling Agreement

The following exhibits are included herewith:

31.01     Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive
          Officer
31.02     Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive
          Officer
31.03     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01     Section 1350 Certification of Co-Chief Executive Officer
32.02     Section 1350 Certification of Co-Chief Executive Officer
32.03     Section 1350 Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  By:  Millburn Ridgefield Corporation,
       General Partner

  Date: August 12, 2004
                             /s/Tod A. Tanis
                             ---------------
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)