Form 10-Q
period 2004-09-30
NESTOR PARTNERS
filed 2004-11-12
CIK 888471

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  September 30, 2004
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

                                        Yes [ ]         No [X]

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2004 and 2003 (unaudited)


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


(a) At September 30, 2004 (unaudited) and December 31, 2003
(b) For the three and nine months ended September 30, 2004 and 2003 (unaudited)
(c) For the nine months ended September 30, 2004 and 2003 (unaudited)

ITEM 1: FINANCIAL STATEMENTS


                                NESTOR PARTNERS
                       STATEMENTS OF FINANCIAL CONDITION

                                                             UNAUDITED
                                                            SEPTEMBER 30     DECEMBER 31
                                                                2004             2003
                                                            ------------------------------

ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $46,240,914 and $69,762,758)            $ 46,172,256     $ 69,779,438
  Net unrealized appreciation on open futures and
    forward currency contracts                                 5,332,953        9,750,763
  Due from brokers                                             2,234,699        3,114,869
  Cash denominated in foreign currencies (cost $1,019,104
    and $851,372)                                              1,033,358          885,274
                                                            ------------------------------
Total equity in trading accounts                              54,773,266       83,530,344
                                                            ------------------------------

Investments in U.S. Treasury notes-at market value
  (amortized cost $109,762,932 and $109,375,528)             109,577,193      109,392,119
Cash and cash equivalents                                      8,350,032       19,727,500
Accrued interest receivable                                      633,174        1,836,774
                                                            ------------------------------
Total assets                                                $173,333,665     $214,486,737
                                                            ==============================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Capital contributions received in advance                   $    747,500     $  2,393,300
Due to brokers                                                 1,144,983          631,451
Due to General Partner                                               417               --
Accrued brokerage fees                                           358,909          465,695
Accrued expenses                                                 278,753          332,093
                                                            ------------------------------
Total liabilities                                              2,530,562        3,822,539
                                                            ------------------------------

PARTNERS' CAPITAL
General Partner                                                3,096,109        4,284,428
Special Limited Partners                                      31,747,133       47,828,770
Limited Partners                                             135,959,861      158,551,000
                                                            ------------------------------
Total partners' capital                                      170,803,103      210,664,198
                                                            ------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $173,333,665     $214,486,737
                                                            ==============================

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)

                                                   NET UNREALIZED
FUTURES AND FORWARD                                APPRECIATION/       % OF PARTNERS'
CURRENCY CONTRACTS                                 (DEPRECIATION)          CAPITAL
-------------------------------------------------------------------------------------
FUTURES CONTRACTS
Long Futures Contracts
  Energies                                         $   1,854,698             1.09 %
  Interest rates                                       2,327,347             1.35 %
  Metals                                                 553,418             0.32 %
  Stock indices                                           63,247             0.05 %
                                                   ----------------------------------
Total long futures contracts                           4,798,710             2.81 %
                                                   ----------------------------------
Short Futures Contracts
  Grains                                                 527,600             0.31 %
  Interest rates                                          62,798             0.03 %
  Softs                                                   45,305             0.03 %
Stock indices                                             (5,451)              -- %
                                                   ----------------------------------
Total short futures contracts                            630,252             0.37 %
                                                   ----------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)           5,428,962             3.18 %
                                                   ----------------------------------
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                  1,123,941             0.66 %
Total short forward currency contracts                (1,219,950)           (0.72)%
                                                   ----------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS (NET)                                        (96,009)           (0.06)%
                                                   ----------------------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
  CURRENCY CONTRACTS (NET)                         $   5,332,953             3.12 %
                                                   ==================================

                                 NESTOR PARTNERS
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                         SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                          % OF PARTNERS'
   FACE AMOUNT     DESCRIPTION                                             VALUE              CAPITAL
--------------------------------------------------------------------------------------------------------
                   INVESTMENTS IN U.S. TREASURY NOTES
 $    53,760,000   U.S. Treasury notes, 2.000%, 11/30/04             $      53,776,800         31.48 %
      54,190,000   U.S. Treasury notes, 1.500%, 02/28/05                    54,088,394         31.67 %
      48,140,000   U.S. Treasury notes, 1.250%, 05/31/05                    47,884,255         28.03 %
                                                                     -----------------------------------
                   TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                     (AMORTIZED COST $156,003,846)                   $     155,749,449         91.18 %
                                                                     ===================================

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2003

                                                      NET UNREALIZED
FUTURES AND FORWARD                                   APPRECIATION/        % OF PARTNERS'
CURRENCY CONTRACTS                                    (DEPRECIATION)           CAPITAL
-----------------------------------------------------------------------------------------
FUTURES CONTRACTS
Long Futures Contracts
  Energies                                            $   (1,569,867)          (0.75)%
  Interest rates                                              77,990            0.04 %
  Metals                                                   1,966,898            0.93 %
  Softs                                                     (111,075)          (0.05)%
  Stock indices                                            1,012,623            0.48 %
                                                      -----------------------------------
Total long futures contracts                               1,376,569            0.65 %
                                                      -----------------------------------
Short Futures Contracts
  Grains                                                        (300)             -- %
  Interest rates                                             (50,447)          (0.02)%
                                                      -----------------------------------
Total short futures contracts                                (50,747)          (0.02)%
                                                      -----------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)               1,325,822            0.63 %
                                                      -----------------------------------
FORWARD CURRENCY CONTRACTS
Long Forward Currency Contracts
  Euro/U.S. Dollar, March 2004                             6,801,020            3.23 %
  Other long forward currency contracts                    5,092,453            2.42 %
                                                      -----------------------------------
Total long forward currency contracts                     11,893,473            5.65 %
                                                      -----------------------------------
Short Forward Currency Contracts
  Korean Won/U.S. Dollar, March 2004                      (2,698,340)          (1.28)%
  Other short forward currency contracts                    (770,192)          (0.37)%
                                                      -----------------------------------
Total short forward currency contracts                    (3,468,532)          (1.65)%
                                                      -----------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS (NET)                                          8,424,941            4.00 %
                                                      -----------------------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
  CURRENCY CONTRACTS (NET)                            $    9,750,763            4.63 %
                                                      ===================================

                                 NESTOR PARTNERS
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                DECEMBER 31, 2003

                                                                                          % OF PARTNERS'
   FACE AMOUNT     DESCRIPTION                                             VALUE              CAPITAL
--------------------------------------------------------------------------------------------------------
                   INVESTMENTS IN U.S. TREASURY NOTES
$     60,080,000   U.S. Treasury notes, 4.750%, 02/15/04             $      60,342,850         28.64 %
      61,580,000   U.S. Treasury notes, 3.375%, 04/30/04                    62,061,094         29.46 %
      56,380,000   U.S. Treasury notes, 2.125%, 08/31/04                    56,767,613         26.95 %
                                                                     -----------------------------------
                   TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                     (AMORTIZED COST $179,138,286)                   $     179,171,557         85.05 %
                                                                     ===================================

                                 NESTOR PARTNERS
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30           SEPTEMBER 30
                                                                     2004                   2003
                                                                 ------------------------------------
INVESTMENT INCOME
Interest income                                                  $    556,677           $    511,434

EXPENSES
Brokerage fees                                                      1,250,164              1,415,639
Administrative expenses                                               110,568                119,252
Custody fees                                                            7,688                  6,933
                                                                 ------------------------------------
Total expenses                                                      1,368,420              1,541,824

Net investment loss                                                  (811,743)            (1,030,390)
                                                                 ------------------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                          (17,492,534)            (2,796,858)
  Foreign exchange translation                                         (4,365)                    --
Net change in unrealized appreciation:
  Futures and forward currency contracts                            7,526,589             10,271,979
  Foreign exchange translation                                         16,894                161,872
Net gains (losses) from U.S. Treasury notes
  Net change in unrealized depreciation                               106,732                (95,926)
                                                                 ------------------------------------
Total net realized and unrealized gains (losses)                   (9,846,684)             7,541,067
                                                                 ------------------------------------

Net income (loss)                                                 (10,658,427)             6,510,677
Less profit share to General Partner                                    4,227                702,708
                                                                 ------------------------------------
Net income (loss) after profit share to General Partner          $(10,662,654)          $  5,807,969
                                                                 ====================================

                                 NESTOR PARTNERS
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30           SEPTEMBER 30
                                                                     2004                   2003
                                                                 ------------------------------------
INVESTMENT INCOME
Interest income                                                  $  1,685,681           $  1,544,697

EXPENSES
Brokerage fees                                                      4,077,289              3,860,674
Administrative expenses                                               376,263                311,725
Custody fees                                                           22,643                 16,214
                                                                 ------------------------------------
Total expenses                                                      4,476,195              4,188,613

Net investment loss                                                (2,790,514)            (2,643,916)
                                                                 ------------------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                          (29,136,713)            19,238,782
  Foreign exchange translation                                        141,416               (165,896)
Net change in unrealized appreciation:
  Futures and forward currency contracts                           (4,417,810)             1,177,107
  Foreign exchange translation                                        (19,648)               219,768
Net losses from U.S.Treasury notes
Net change in unrealized depreciation                                (287,668)              (101,062)
                                                                 ------------------------------------
Total net realized and unrealized gains (losses)                  (33,720,423)            20,368,699
                                                                 ------------------------------------

Net income (loss)                                                 (36,510,937)            17,724,783
Less profit share to General Partner                                   30,718              2,080,838
                                                                 ------------------------------------
Net income (loss) after profit share to General Partner          $(36,541,655)          $ 15,643,945
                                                                 ====================================

                                 NESTOR PARTNERS
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

                                                                         NEW PROFIT
                                     LIMITED        SPECIAL LIMITED         MEMO              GENERAL
                                    PARTNERS            PARTNER            ACCOUNT            PARTNER            TOTAL
                                 -------------------------------------------------------------------------------------------
Partners' capital at
  December 31, 2003              $  158,551,000     $   47,828,770     $           --     $    4,284,428     $  210,664,198
Contributions                        41,479,825            662,851                 --                 --         42,142,676
Withdrawals                         (33,346,173)       (11,489,261)                --           (657,400)       (45,492,834)
Net loss                            (30,694,073)        (5,255,227)            (5,244)          (556,393)       (36,510,937)
General Partner's allocation:
  New Profit-Accrued                    (30,718)                --             26,491              4,227                 --
Transfer of New Profit Memo
  Account to General Partner                 --                 --                 --                 --                 --
Partners' capital at
                                 -------------------------------------------------------------------------------------------
  September 30, 2004             $  135,959,861     $   31,747,133     $       21,247     $    3,074,862     $  170,803,103
                                 ===========================================================================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

                                                                         NEW PROFIT
                                     LIMITED        SPECIAL LIMITED         MEMO              GENERAL
                                    PARTNERS            PARTNER            ACCOUNT            PARTNER            TOTAL
                                 -------------------------------------------------------------------------------------------
Partners' capital at
  December 31, 2002              $   83,293,288     $   50,699,984     $           --     $    6,963,561     $  140,956,833
Contributions                        52,140,106            596,467                 --                 --         52,736,573
Withdrawals                         (11,483,939)        (3,972,160)                --         (3,559,436)       (19,015,535)
Net income                           10,238,817          6,992,860                359            492,747         17,724,783
General Partner's allocation:
  New Profit-Accrued                 (2,080,838)                --            135,193          1,945,645                 --
Transfer of New Profit Memo
  Account to General Partner                 --                 --                 --                 --                 --
Partners' capital at
                                 -------------------------------------------------------------------------------------------
  September 30, 2003             $  132,107,434     $   54,317,151     $      135,552     $    5,842,517     $  192,402,654
                                 ===========================================================================================

                                 NESTOR PARTNERS
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                                                        SPECIAL
                                                                       LIMITED          LIMITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004                          PARTNERS        PARTNERS
-------------------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL (a):
  Net investment income (loss)                                          (2.44) %          0.64  %
                                                                     ============================

  Total expenses                                                         3.71  %          0.62  %
  Profit share allocation                                                  --  %            --  %
                                                                     ----------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                             3.71  %          0.62  %
                                                                     ============================

Total return before profit share allocation                             (5.67) %         (4.94) %
Profit share allocation                                                    --  %            --  %
                                                                     ----------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                              (5.67) %         (4.94) %
                                                                     ============================

                                                                                        SPECIAL
                                                                       LIMITED          LIMITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003                          PARTNERS        PARTNERS
-------------------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL (a):
  Net investment income (loss)                                          (3.35) %          0.46  %
                                                                     ============================

  Total expenses                                                         4.46  %          0.64  %
  Profit share allocation                                                2.17  %             -  %
                                                                     ----------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                             6.63  %          0.64  %
                                                                     ============================

Total return before profit share allocation                              3.30  %          4.28  %
Profit share allocation                                                 (0.57) %            --  %
                                                                     ----------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                               2.73  %          4.28  %
                                                                     ============================

(a) Annualized

                                 NESTOR PARTNERS
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                                                        SPECIAL
                                                                       LIMITED          LIMITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004                           PARTNERS        PARTNERS
-------------------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL (a):
  Net investment income (loss)                                          (2.47) %          0.43  %
                                                                     ============================

  Total expenses                                                         3.59  %          0.67  %
  Profit share allocation                                                  --  %            --  %
                                                                     ----------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                             3.59  %          0.67  %
                                                                     ============================

Total return before profit share allocation                            (17.22) %        (15.34) %
Profit share allocation                                                    --  %            --  %
                                                                     ----------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                             (17.22) %        (15.34) %
                                                                     ============================

                                                                                        SPECIAL
                                                                       LIMITED          LIMITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003                           PARTNERS        PARTNERS
-------------------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL (a):
  Net investment income (loss)                                          (3.52) %          0.58  %
                                                                     ============================

  Total expenses                                                         4.77  %          0.68  %
  Profit share allocation                                                2.54  %            --  %
                                                                     ----------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                             7.31  %          0.68  %
                                                                     ============================

Total return before profit share allocation                             11.01  %         14.47  %
Profit share allocation                                                 (2.06) %            --  %
                                                                     ----------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                               8.95  %         14.47  %
                                                                     ============================

(a) Annualized

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Nestor Partners (the "Partnership"), in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's audited financial statements for the year ended December 31, 2003, included in the Partnership's registration statement on Form 10 filed with the Securities and Exchange Commission.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $110,568 and $376,263 during the three and nine month periods ended September 30, 2004, respectively, of which $30,956 and $183,859, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2004, $417 of redemption charges was owed to the General Partner (and is included in "Due to General Partner" in the statements of financial condition).

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership raises additional capital only through the sale of Interests. Partnership capital may also be increased by trading profits, if any. The Partnership does not engage in borrowing. Interests may be offered for sale as of the beginning of each month.

The Partnership trades futures and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Partnership's business, substantially all its assets are represented by cash and United States Government obligations, while the Partnership maintains its market exposure through open futures and forward contract positions.

The Partnership's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Partnership's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Partnership's futures and forward trading, the Partnership's assets are highly liquid and are expected to remain so. During its operations through the three and nine month periods ended September 30, 2004, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10 for fiscal year 2003.

RESULTS OF OPERATIONS

During its operations through the three and nine month periods ending September 30, 2004, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine month periods ended September 30, 2004 and 2003. Profit share earned (from Limited Partners' redemptions) is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.

Three months ended:              Sep 30, 2004    Sep 30, 2003
                                 ------------    ------------
Profit share earned              $         --    $    109,192
Profit share accrued  (1)               4,227       1,945,645
Profit share reversal (2)                  --      (1,352,129)
                                 ------------    ------------
Total profit share               $      4,227    $    702,708
                                 ============    ============

Nine months ended:               Sep 30, 2004    Sep 30, 2003
                                 ------------    ------------
Profit share earned              $     26,491    $    135,193
Profit share accrued  (1)               4,227       1,945,645
Profit share reversal                     n/a             n/a
                                 ------------    ------------
Total profit share               $     30,718    $  2,080,838
                                 ============    ============

(1) At September 30
(2) Accrued at June 30, reversed on July 1

                                       TOTAL PARTNERS'
MONTH ENDING:                              CAPITAL
------------------------------------------------------

September 30, 2004                     $   170,803,103
June 30, 2004                              188,864,906
December 31, 2003                          210,664,198


--------------------------------------------------------------------
                Period ended September 30, 2004
--------------------------------------------------------------------

                                    THREE MONTHS      NINE MONTHS
                                  ----------------------------------
Change in Partners' Capital       $   (18,061,803)    (39,861,095)
Percent Change                              -9.56%         -18.92%


THREE MONTHS ENDED SEPTEMBER 30, 2004

The decrease in the Partnership's net assets of $18,061,803 was attributable to withdrawals of $18,027,235 and a net loss from operations of $10,662,654, which was partially offset by contributions of $10,623,859 and a profit share allocation to the General Partner of $4,227.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2004 decreased $165,475, relative to the corresponding period in 2003.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended September 30, 2004 decreased $8,684, relative to the corresponding period in 2003. The decrease was attributable to a decrease in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers. Interest income for the three months ended September 30, 2004 increased $45,243, relative to the corresponding period in 2003. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a decrease in the Partnership's net assets.

During the three months ended September 30, 2004, the Partnership experienced net realized and unrealized losses of $9,846,684 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,250,164, administrative expenses of $110,568, custody fees of $7,688 and accrued profit share allocation to the General Partner of $4,227 were incurred. Interest income of $556,677 partially offset the Partnership's expenses resulting in a net loss of $10,662,654. An analysis of the trading gain
(loss) by sector is as follows:


Sector            % Gain (Loss)
--------          -------------

Currencies              (5.59)%
Energies                 1.93 %
Grains                   0.44 %
Interest rates          (0.85)%
Metals                   0.09 %
Softs                    0.08 %
Stock indices           (1.52)%
                  -------------
Total                   (5.42)%


NINE MONTHS ENDED SEPTEMBER 30, 2004

The decrease in the Partnership's net assets of $39,861,095 was attributable to redemptions of $45,492,834 and net loss from operations of $36,541,655, which was partially offset by subscriptions of $42,142,676 and a profit share allocation to the General Partner of $30,718.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2004 increased $216,615, relative to the corresponding period in 2003.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the nine months ended September 30, 2004 increased $64,538, relative to the corresponding period in 2003. The increase was attributable to an increase in the Partnership's average net assets during the period ended September 30, 2004, relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers. Interest income for the nine months ended September 30, 2004 increased $140,984, relative to the corresponding period in 2003. This increase was attributable to an increase in short-term Treasury yields and an increase in the Partnership's average net assets during the nine months ended September 30, 2004.

The Partnership experienced net realized and unrealized losses of $33,720,423 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $4,077,289, administrative expenses of $376,263, custody fees of $22,643 and accrued profit share allocation to the General Partner of $30,718 were incurred. Interest income of $1,685,681 partially offset the Partnership's expenses resulting in a net loss of $36,541,655. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies             (16.06)%
Energies                 3.60 %
Grains                   0.53 %
Interest rates           0.39 %
Metals                  (0.82)%
Softs                    0.21 %
Stock indices           (3.68)%
                  -------------
Total                  (15.83)%

MANAGEMENT DISCUSSION - 2004

July 1, 2004 to September 30, 2004

Trading of financial futures--currencies, interest rates and stock indices--was broadly unprofitable, and gains from non-financial futures trading--energy, metals, and agricultural--offset only a portion of those losses.

Trading of financial markets was treacherous during the quarter, particularly in July and August. Most of the financial markets in the program were mired in broad ranges with unhelpful volatility and little net direction. These conditions reflected uncertainty concerning developments in Iraq, the outcome of the U.S. elections, the strength of the U. S. economy, and China's ability to slow its economy without damage to the world economy. Market expectations about the U.S. dollar vacillated from weak to strong to neutral to weak during the three months under review. As a result, currency trading was broadly unprofitable, with the largest losses registered in dollar/yen and dollar/euro.

With this much uncertainty roiling equity markets, losses were produced on long and short positions for German, U.S. and Japanese stock index futures. The exception in this sector was a long position in the Hong Kong Hang Seng index which was profitable.

Interest rate futures were also buffeted by the aforementioned uncertainties, resulting in overall losses for the sector. Long positions in U.S. notes and German bonds were profitable, however.

In contrast to the financial markets, energy markets displayed rather persistent and strong trends over the summer. Growing worldwide demand, spurred on especially by China, coupled with worries about supplies from Venezuela, Nigeria, and Iraq, and hurricane disruptions near the U.S., kept petroleum and petroleum product prices on the upswing. As a result, long positions in crude oil, heating oil and London gasoil were profitable. A short natural gas position was slightly profitable as well.

Elsewhere, a long copper position, and short corn and cotton positions were profitable, and outweighed losses from a long gold position and trading of coffee.

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

Surprisingly strong U.S. employment reports beginning in April, and official moves in China to slow its booming economy caused abrupt price trend reversals in most of the markets comprising our portfolio. For example, as the quarter began, the portfolio held long positions across a broad range of US and European interest rate futures. These positions had been quite profitable in prior weeks and reflected declining interest rate trends that were in large measure a response to the so-called "jobless recovery" in the U.S. However, in the wake of strong employment data, interest rates rose sharply worldwide and bond market sentiment seemed to turn negative on a dime. As a result, the portfolio sustained sizable losses on its long bond futures positions. Thereafter, interest rates vacillated and failed to sustain a trend.

At the start of the period, the portfolio also held long positions in a number of Asian currencies including, the yen, Korean won and Singapore dollar. Long commodity currency positions (Australian dollar, New Zealand dollar, and South African rand) were also held in the portfolio. Market participants, intuiting that any slowdown in Chinese growth would be negative for Asia and for industrial commodities, sold the Asian and commodity currencies, producing declines. Once again, subsequent trading in the quarter was largely non-directional. Gold and copper prices, which were trending upward early in the year, fell markedly due to the altered growth prospects in China and in the wake of a strengthening US currency, resulting in losses from long positions.

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

Finally, with volatility in corn prices, losses were registered on both long and short positions.

January 1, 2004 to March 31, 2004

A large profit derived from trading interest rate futures combined with small gains from stock index, energy, metals and agricultural commodity futures trading more than outweighed a sizable loss that was produced trading in foreign exchange markets.

Long positions in U.S., European and Japanese interest rate futures were profitable as questions about the strength and sustainability of U.S. growth, given the lack of employment expansion, speculation about a possible European Central Bank rate cut to spur lagging economic activity, and persistent purchases of U.S. Treasurys by Asian Central Banks following massive foreign exchange intervention pushed rates lower across the maturity spectrum.

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

MANAGEMENT DISCUSSION - 2003

July 1, 2003 to September 30, 2003

Profits in July and August outweighed losses in September. Trading in currency forwards, equity and metal futures were profitable, while trading in interest rate, energy and agricultural futures produced losses.

The most significant currency event of the quarter was the September statement from the Group of Seven (G-7) finance chiefs that "more flexibility in exchange rates is desirable". The market took this as a rebuke of Asian central bank interventions designed to weaken their currencies in order to aid their exports and economic growth. The result was a sharp appreciation of Asian currencies, producing gains on long positions in the Japanese yen and Korean won. Long positions in the Australian dollar, New Zealand dollar and South African rand were also profitable for the quarter. Meanwhile, trading of the European currencies vis-a-vis the U.S. dollar was volatile and marginally unprofitable. On the other hand, non-dollar cross rate trading was characterized by non-directional volatility. Hence, losses, though small by individual position, were broadly based in euro and yen cross rate trading.

Global stock prices rose during July, August and in early September. As a result, long positions in the Hong Kong Hang Seng, Japanese Nikkei and Topix, German Dax and Nasdaq 100 indices were quite profitable. Following the G-7 statement, however, market participants were concerned that a weak dollar might derail European and Asian recoveries. Hence, some of the earlier gains were given back.

Long gold and copper positions netted to a quarterly gain.

Interest rate futures' trading was very volatile in the third quarter. Signs of accelerating growth in the US, and a lessening of the fear of worldwide deflation encouraged higher interest rates in July and much of August. Thereafter, however, concerns that positive economic prospects may have been overstated and that dollar weakness could adversely affect stocks, exports and growth worldwide caused rates to plunge sharply. Overall, interest rate trading was fractionally unprofitable during the July-September quarter, with short positions in US, European and Japanese interest rate futures profitable in July and August, and these same positions unprofitable in September. By the end of the quarter, the Partnership had covered most of its short positions in interest rates and initiated partial long positions.

Energy prices were also volatile in the third quarter as concerns about OPEC output cuts, Iraqi production and inventory adjustments unsettled traders. Losses were experienced in trading crude oil, heating oil, London gas oil, and natural gas, while a long position in unleaded gasoline was slightly profitable.

Trading of soft and agricultural markets generated a fractional loss during the quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the occurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The Partnership's Trading Value at Risk in Different Market Sectors
-------------------------------------------------------------------

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended September 30, 2004. During the nine months ended September 30, 2004, the Partnership's average total capitalization was approximately $200,250,000.


                        Average                        Highest          Lowest
                        Value       % of Average       Value            Value
   Market Sector       at Risk    Capitalization      at Risk          at Risk
--------------------------------------------------------------------------------
Interest rates       $    6.7           3.3%            $ 8.4           $ 5.2
Currencies               29.4          14.7%             37.3            22.3
Stock indices             4.5           2.2%              6.4             2.2
Metals                    1.0           0.5%              1.0             0.9
Softs                     0.5           0.2%              0.7             0.3
Energies                  1.6           0.8%              2.5             0.9

Total                $   43.7                            21.7%


Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2004. Average capitalization is the average of the Partnership's capitalization at the end of each of the nine months ended September 30, 2004. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended September 30, 2004:

                           Limited             Special Limited
Month                      Partners               Partners
--------------------------------------------------------------
July 31, 2004           $ (2,931,594)            $(15,000)
August 31, 2004           (6,834,251)              (9,280)
September 30, 2004        (8,237,111)                  --
                        --------------------------------------
                        $(18,002,956)             (24,280)
                        ======================================


ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with the Partnership's Registration Statement (file # 000-50725) filed on April 29, 2004 on Form 10 under the Securities Act of 1934 and declared effective June 28, 2004.

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

The following exhibits are incorporated by reference filed on Form 8-K pursuant to The Securities Act of 1934

      i. Item 3.02 Unregistered Sales of Equity Securities, filed on August 26, 2004 (amendment filed on September 2, 2004)
      ii. Item 4.01 Changes in Registrant's Certifying Accountant, filed on September 2, 2004

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  By:   Millburn Ridgefield Corporation,
        General Partner

  Date: November 12, 2004
                             /s/ Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)