Form 10-K
period 2004-12-31
NESTOR PARTNERS
filed 2005-03-31
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2004

or

☐  Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File Number:  000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

New Jersey	22-2149317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

411 West Putnam Avenue

Greenwich, Connecticut  06830

(Address of principal executive offices)

Registrant’s telephone number, including area code:   (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Limited Partnership Interests

  (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒                 No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Act).

Yes    ☐                 No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2004, 2003 and 2002 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Nestor Partners (the “Partnership”) is a limited partnership organized December 13, 1976 under the New Jersey Uniform Limited Partnership Act.  The general partner of the Partnership is Millburn Ridgefield Corporation, a Delaware corporation (the “General Partner”).

The Partnership’s business is trading a diversified portfolio of futures, forward and related option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities.  Approximately 30%-45% of the Partnership’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.  The Partnership began its trading activities in February 1977.  All trading decisions are made by the General Partner.

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since September 13, 1984 and as a “commodity trading advisor” since July 1, 1982 and is a member of National Futures Association.  The Millburn Corporation, an affiliate of the General Partner, performs certain accounting, administrative and operating functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2004, the aggregate net asset value of the Partnership was $193,578,138.  The value at December 31, 2004 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $39,116.45, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1977 to December 31, 2004.

The Partnership’s fiscal year ends on December 31.

The Partnership will terminate on October 31, 2017 or upon the prior withdrawal, insolvency or dissolution of the General Partner or occurrence of any event legally requiring termination.

The Partnership is not a registered investment company or mutual fund.  Accordingly, investors in the Partnership do not have the protections afforded by the Investment Company Act of 1940, as amended.

(b)   Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool.  The Partnership does not engage in sales of goods and services.  Financial information regarding the Partnership’s business is set forth in Item 6 “Selected Financial Data” and in the Partnership’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Partnership engages in the speculative trading of futures, options on futures and forward contracts.  The Partnership’s sole trading adviser is the General Partner.  The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock index futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner regards its approach as long-term in nature.

The objective of the General Partner’s trading method is to participate in all major sustained price moves in the markets traded. The General Partner regards its as long-term in nature. The General Partner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and the money management principles described below, which may be revised from time to time.

The first step in the trading methodology is developing trading systems which generate buy or sell decisions in a particular market based on the direction of price trends occurring over different time-frames. Over the last 30 years, the General Partner has developed hundreds of trading systems. These “heritage” systems are augmented from time to time with the results of research. The General Partner tests the full range of the systems in each market against five, ten or fifteen years of historical data to simulate the results the system would have achieved in the markets had the system been used to make trading decisions during the simulation period. It then calculates (i) the profitability of the systems and (ii) a number of statistics designed to identify high quality profits such as (a) the percentage of profitable trades, (b) the worst losses experienced, (c) the average giveback of maximum profits on profitable trades and (d) Sharpe ratio (risk-adjusted returns).

The General Partner selects multiple systems after a review of statistical data for the heritage systems in an effort to diversify away from reliance on a single system. The General Partner attempts to select systems with different characteristics to smooth the return stream. The General Partner then selects its portfolio weightings taking into account statistical data on the systems’ returns, the relative volatility of the markets, liquidity constraints and the General Partner’s judgment and experience.

Risk is a function of both price level and price volatility.  In attempting to assess market volatility as a means of monitoring and evaluating risk, the General Partner uses its volatility overlay as a part of individual market risk management. This system is designed to measure the risk in the portfolio’s position in each market and signals a decrease in position size when risk increases and an increase in position size when risk decreases.

In addition to the volatility overlay, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets and control of leverage and portfolio size.  There are, however, no restrictions on the amount of leverage the General Partner may use at any given time.

Pursuant to the Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”), the General Partner receives a flat-rate monthly brokerage fee equal to 0.458 of 1% of the month-end Net Assets (a 5.5% annual rate).  The General Partner charges less than the annual brokerage rate of 5.5% to those subscribers who subscribe without incurring the selling commission paid by the General Partner, or subscribe incurring reduced selling commissions paid by the General Partner.  These reductions have no effect on other investors.  The General Partner also receives a profit share equal to 20% of any new trading profit as defined, determined as of the end of each calendar year.  The annual profit share is calculated net of brokerage fees and administrative expenses.

The Partnership pays its administrative expenses, including costs incurred in connection with the continuing offering of the limited partnership interests (“Interests”), and any extraordinary expenses which it may incur.  The General Partner pays all the routine costs of executing and clearing the Partnership’s trades and all compensation due to the selling agents.

UBS Financial Services Inc., Deutsche Bank Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. act as the futures brokers for the Partnership.  The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and clears all such trades with Morgan Stanley & Co. Incorporated, serving as prime broker.  The Partnership pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

Each partner has a capital account, and its initial balance is the amount of his contribution to the Partnership.  There is also a new profit memo account which is credited with the General Partner’s profit share on redeemed Interests and any excess of the General Partner’s profit share over the Partnership’s taxable gains at year-end.  The Net Assets of the Partnership are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the accounts (including the new profit memo account) of the partners in the ratio that each account bears to all accounts.  The credits to the new profit memo account are charged to the accounts of the limited partners.

At the end of each fiscal year the Partnership’s taxable capital gain or loss (including gains and losses on open positions in certain futures and forward contracts which are “marked-to-market” at the end of the Partnership’s fiscal year) and ordinary income and expense are allocated among the partners for tax purposes, and each partner who is a United States citizen or resident is required to include on his personal income tax return his distributive share of such items.  Items of operating income such as interest and items of operating expense such as legal, accounting and filing fees that accrued during each month will be allocated among the persons who were partners during each month in the ratio that each partner’s capital account bears to all partners’ capital accounts.

Net capital gain is allocated first to the General Partner up to the amount of the General Partner’s profit share for the year and then up to the amount of any balance in the new profit memo account.  Net capital gain is next allocated to each partner who has redeemed all or a portion of his Interests during the year to the extent that the amount received on redemption exceeds the partner’s Tax Basis.  A partner’s Tax Basis is the amount paid for the Interests redeemed plus net taxable income less taxable losses previously allocated to such Interests and less amounts previously distributed to the partner with respect to the redeemed Interests.  Remaining net capital gain is allocated among the partners whose capital accounts have increased from their Tax Basis.  The allocation to each partner is in the ratio that his increase bears to all partners’ increases.  Net capital gain remaining is allocated to each partner in the ratio that his capital account value bears to the total capital account value of all partners.

Net capital loss is allocated first to each limited partner who has redeemed all or a portion of his Interests during the year to the extent that the amount the partner’s Tax Basis for the Interests redeemed exceeds the amount received on redemption.  Remaining net taxable capital loss is allocated among the partners whose capital accounts have decreased from their Tax Basis.  The allocation to each partner is in the ratio that his decrease bears to all partners’ decreases.  Net capital loss remaining is allocated to each partner in the ratio that his capital account value bears to the total capital account value of all partners.

The Partnership’s cash and Treasury instruments are used by the Partnership to engage in its trading activities and as reserves to support that trading.  The Partnership’s assets deposited with the Partnership’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments.  Partnership assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or U.S. Treasury instruments.

The Partnership does not engage in lending (other than through permitted securities investments).  The General Partner does not anticipate making any distributions of Partnership profits, if any.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the UBS Financial Services Inc. and Deutsche Bank A.G., to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.   Currency forward contracts are not subject to regulation by any United States Government agency.

(i)   through (xii) - not applicable.

(xiii)   the Partnership has no employees.

(d)   Financial information about geographic areas

The Partnership does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

(e)   Available information

The Partnership files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”).  These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the SEC’s toll free number, 1-800-SEC-0330, for further information.  The Partnership does not maintain a website where these reports are posted.  However, the Partnership’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 2.   Properties

The Partnership does not own or use any physical properties in the conduct of its business.  The General Partner or an affiliate perform administrative services for the Partnership from their offices.

Item 3.   Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the General Partner.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity and

          Related Stockholder Matters

(a)   Market Information.

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed upon  15 business days’ written notice to the General Partner at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2004, there were 887 holders of Interests.

(c)   Dividends.

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership did not sell any unregistered securities within the past three years which have not previously been included in the Partnership’s Quarterly Reports on form 10Q or in a Current Report on Form 8-K.

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2004, 2003, 2002, 2001 and 2000 and total assets of the Partnership at December 31, 2004, 2003, 2002, 2001 and 2000.

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
Income Statement Items:

Interest income	$2,406,435	$2,061,312	$2,985,561	$7,983,764	$9,145,428
Total net realized and unrealized gains (losses)*	$(510,071)	$6,747,761	$38,834,784	$(9,865,332)	$21,012,397

Expenses:
Brokerage commissions	$5,497,025	$5,378,592	$4,580,773	$5,834,846	$6,254,028
Administrative expenses (including custody fees)	$528,584	$456,873	$393,610	$422,147	$427,852
Profit share	$484,760	$668,526	$3,393,398	$65,922	$3,379,278

Net Income (loss)	$(4,614,005)	$2,305,082	$33,452,564	$(8,204,483)	$20,096,667

Balance Sheet Items:

Total assets	$209,518,483	$214,486,737	$145,414,744	$155,687,931	$183,175,008
Total partners’ capital	$193,578,138	$210,664,198	$140,956,833	$153,581,240	$176,649,020

*From trading of futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 6.  Selected Financial Data” and “Item 8.  Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

Interests may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Partnership should not have a significant impact on its operations, as the Partnership has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges.  Within broad ranges of capitalization, the General Partner’s trading positions should increase or decrease in approximate proportion to the size of the Partnership.

The Partnership raises additional capital only through the sale of Interests and capital is increased through trading profits (if any).  The Partnership does not engage in borrowing.

The Partnership trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 15% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Partnership.

Due to the nature of the Partnership’s business, substantially all its assets are represented by cash and United States government obligations, while the Partnership maintains its market exposure through open futures and forward contract positions.

The Partnership’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Partnership’s trading accounts are debited or credited accordingly.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Partnership is assigned a position in the underlying future which is then settled by offset.  The Partnership’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Partnership’s cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Partnership’s debt securities to decline, but only to a limited extent.  More important, changes in interest rates could cause periods of strong up or down market price trends, during which the Partnership’s profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Partnership is likely to suffer losses.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2004, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Critical Accounting Estimates

The Partnership records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at market, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which Net Assets are being determined.  Open forward currency contracts are recorded at fair value, based on pricing models  that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments.  The Spot Prices and Forward Points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which Net Assets are being determined.  The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

The General Partner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract.  The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2004.

Results of Operations

Performance Summary

The Partnership’s success depends on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy.  The General Partner’s trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Partnership, while, at the same time, its past performance is not necessarily indicative of future results.  Because of the speculative nature of its trading, operational or economic trends have little relevance to the Partnership’s results.  The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Partnership has a better opportunity of being profitable than in others.

2004

During 2004, the Partnership had a net realized and unrealized loss of $510,071 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $5,497,025 and administrative expenses of $528,584 were paid or accrued.  The Partnership paid a profit share to the General Partner of $484,760.  Interest income of $2,406,435 partially offset the Partnership’s expenses resulting in a net loss of $4,614,005.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rate	2.94%
Currencies	(3.05)%
Stock Indices	(2.48)%
Metals	(0.22)%
Energy	2.55%
Grains	0.45%
Softs	0.20%
Livestock	0.14%

Total	0.53%*

*                 While the Partnership had a net dollar trading loss during 2004, there was a percentage trading gain in the aggregate sectors due to the timing of additional capital contributions and monthly volatility.

The year 2004 was distinguished by dramatic transitions in the underlying character of market trading dynamics. Profitable trends in January and February gave way to a six month period of trendless, turbulent action across a broad swath of markets that produced significant losses. Beginning in September, trends reappeared and the Partnership chalked up a sharp recovery in the year’s final four months.  Interest rate and energy trading were profitable and to a lesser extent so was trading of agricultural commodities.  These gains were partially offset by losses from currency, stock index and metals trading. The Partnership generated a small trading gain for the year.

At the start of the year, long positions in note and bond futures, particularly for the U.S. and Europe, were quite profitable as sluggish European growth, concerns about a “jobless’ U.S. recovery and central bank buying of treasuries drove interest rates down.  Rising energy prices benefited long energy positions, and equity and metals trading were profitable.  Currency trading was very unprofitable, however, as a dollar decline halted and reversed during the quarter.

From March through August, a number of uncertainties plagued market participants including:  the June Iraqi elections, the U.S. Presidential elections in November, the strength of the American economy and thrust of Federal Reserve policy, and China’s foreign exchange, industrial and monetary policy directions.  As a result, markets across the board displayed unprofitable, directionless price action.  Trading of currencies, interest rates, stock indices, metals and agricultural commodities produced losses.  Energy trading was the only profitable sector for this period.

As the aforementioned uncertainties began to clarify, market participants became more confident of their opinions and a number of profitable trend opportunities emerged.  In particular, a sharp dollar decline led to profits from a series of short dollar positions, particularly versus the euro and Korean won.  This dollar sell off was prompted by worries about persistent U. S. current account and budget deficits, as well as the rising probability that foreign central banks would begin to diversify their international reserve holdings away from the American currency. Trading of interest rate, stock index, and metal futures was also profitable over the last four months of the year.

2003

During 2003, the Partnership achieved net realized and unrealized gains of $6,747,761 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $5,378,592 and administrative expenses of $456,873 were paid or accrued.  The Partnership paid a profit share to the General Partner of $668,526.  Interest income of $2,061,312 partially offset the Partnership’s expenses resulting in a net gain of $2,305,082.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rate	0.18%
Currencies	5.24%
Stock Indices	3.28%
Metals	2.02%
Energy	(1.91)%
Grains	(1.69)%
Softs	(0.38)%

Total	6.74%

The Partnership’s performance was quite volatile throughout the year 2003. Substantial gains registered in January and February were largely erased in March, when major long term price trends in currencies, energy and interest rates reversed abruptly as the Iraq invasion moved from rhetoric to reality, and as traders and investors rushed to square positions, moving to the sidelines at least temporarily. Then, in May, as the initial phase of the Iraqi conflict was reaching a quicker then expected resolution, concern about large U.S. budget and trade deficits, unfavorable U.S. interest rate differentials, and Treasury Secretary Snow’s apparent acquiescence to a weaker dollar, reignited a dollar selloff. At the same time, fears of deflation, and the Fed’s continued easy monetary policy, produced a renewed fall in interest rates.  These broad movements brought with them a sizable profit for the portfolio. However, after slightly favorable summer results, interest rate and energy markets succumbed to volatility without sustained trends, and the Partnership’s trading in these markets resulted in losses outweighing gains from currency, stock index, and metals trading over the second half of 2003.

On a sector basis, currency trading was profitable for 2003. Long positions in the euro and commodity currencies (South African rand, Australian and New Zealand dollars) were quite profitable as the U.S. currency fell.

On the other hand, trading of Far Eastern currencies (yen, Korean won, and the Singapore dollar) produced losses, since heavy Central Bank intervention throughout the region counterbalanced much of the downward pressure on the U.S. unit and led to erratic rate fluctuations.

The Partnership’s net long position in stock futures was profitable due to a general up move in equities worldwide. Long gold and copper positions were profitable, particularly later in the year, as flight to safety and a weak dollar boosted gold prices, and as a weak dollar and surging industrial demand pushed copper prices upward.

Energy prices were highly volatile during the year, particularly with the onset of hostilities in Iraq in March, and, hence energy trading generated losses in 2003.

Interest rate trading was very profitable during the first half of 2003 when rates worldwide were continuing to trend downward. However, when that trend reversed abruptly in mid-June and was followed by erratic non-directional range trading, offsetting losses were experienced, especially during the September – December period.

Lastly, trading of agricultural commodities produced losses throughout the year.

2002

During 2002, the Partnership achieved net realized and unrealized gains of $38,834,784 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $4,580,773 and administrative expenses of $393,610 were paid or accrued.  The Partnership paid a profit share to the General Partner of $3,393,398.  Interest income of $2,985,561 partially offset the Partnership’s expenses resulting in a net gain of $33,452,564.  An analysis of  trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rate	18.15%
Currencies	12.94%
Stock Indices	1.74%
Metals	(0.38)%
Energy	0.18%
Grains	0.52%
Softs	(2.75)%

Total	30.40%

The Partnership’s net asset value advanced sharply in 2002 as interest rate trading and currency trading were highly profitable.  Stock index and energy trading were also profitable, while trading of agricultural commodities and metals produced losses.

Long positions in U. S., European, and Japanese interest rate futures generated sizable gains.  Sluggish worldwide economic activity, the continuing plunge of stock prices and the flight to safety and quality prompted by geopolitical uncertainties triggered large, persistent capital flows into government bills, notes and bonds worldwide.

The U. S. dollar weakened during 2002 because market participants came to doubt the likelihood of a quick economic recovery in America; because of mushrooming global political tensions; and because of the massive swing from surplus to deficit in the federal and state government budgets.  Hence, the capital inflows that had supported the dollar, despite America’s huge current account deficit, shrank and reversed.  As a result, short dollar positions relative to the euro, Swiss franc were very profitable.  A short dollar/long South African rand position was also profitable for the same reasons and also because gold prices were boosted by safe haven buying.

Equity trading was moderately profitable due to short positions in German and U. S. equity futures.  Meanwhile, long energy positions were slightly profitable as prices gained in the wake of Middle Eastern turmoil, particularly near yearend.

Despite strong profits from long gold positions, metals trading lost money as non-precious metals prices fluctuated erratically.  Finally, in the agricultural sector, losses from trading sugar and cotton outweighed gains from trading corn.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow.  The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership can rapidly acquire and/or liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Materiality, as used in this section “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the General Partner is quantified below in terms of Value at Risk.  Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), dealers’ margins have been used as Value at Risk.

The fair value of the Partnership’s futures and forward positions does not have any optionality component.  However, the General Partner may also trade commodity options on behalf of the Partnership.  The Value at Risk associated with options would be reflected in the margin requirement attributable to the instrument underlying each option.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for fiscal year ended December 31, 2004.  During fiscal year 2004, the Partnership’s average total capitalization was approximately $198,100,000.

Fiscal Year 2004
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Interest Rates	$6.4	3.2%	$8.4	$5.2

Currencies	$28.8	14.4%	$37.3	$22.3

Stock Indices	$5.6	2.8%	$9.1	$2.2

Metals	$1.1	0.5%	$1.4	$0.9

Softs	$0.6	0.3%	$0.8	$0.3

Grains	$0.5	0.3%	$0.5	$0.5

Energies	$1.4	0.7%	$2.5	$0.9

Livestock	$0.2	0.1%	$0.2	$0.2

Total	$44.6	22.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year.  Average Capitalization is the average of the Partnership’s capitalization at the end of each month during the fiscal year 2004.  Dollar amounts represent millions of dollars.

The following table indicates the amount of trading Value at Risk associated with the Partnership’s open positions by market category as of the year ended December 31, 2003.  As of December 31, 2003, the Partnership’s total capitalization was $210,664,198.

Fiscal Year 2003
Market Sector	Value at Risk	% of Capitalization

Interest Rates	$8,396,699	3.7%

Currencies	$37,271,270	16.4%

Stock Indices	$6,443,465	2.8%

Metals	$973,000	0.4%

Commodities	$332,300	0.1%

Energy	$2,548,800	1.1%

Total	$55,965,534	24.5%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.  The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time.  The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion (over 80%) of its assets in U.S. Treasury notes and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes.  Although the General Partner does not anticipate that, even in the case of major interest rate movements, the Partnership would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Partnership’s cash management income.  The Partnership also maintains a portion (approximately 10%) of its assets in cash in interest-bearing bank accounts.  These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the General Partner manages the Partnership’s primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Financial Instruments.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively “G-7”), countries.  However, the Partnership also may take positions in futures contracts on the government debt of smaller nations.  The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies.  Exchange rate risk is the principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar.  As of December 31, 2004 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, Yen, Swiss Franc, Czech Krone, Korean Won, Singapore Dollar, South African Rand, New Zealand Dollar and Australian Dollar.  The primary exposures in the currency crosses were in the Yen versus the Canadian Dollar and in the Euro versus the Yen, British Pound, and Norwegian Krone.

Stock Indices.  The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries.  As of December 31, 2004, the Partnership’s primary exposures were in the E Mini Nasdaq 100 (United States), Simex (Singapore), TOPIX (Japan), DAX (German) and Hang Seng (Hong Kong) stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid numerous small losses.)

Metals.  The Diversified Portfolio used for the Partnership trades precious and base metals.  The Partnership’s metals market exposure is in gold, silver, platinum, aluminum, copper, lead, nickel, tin and zinc.

Agricultural.  The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Grains, coffee and cotton accounted for the substantial bulk of the Partnership’s commodities exposure as of December 31, 2004.  The Partnership also has market exposure to other agricultural commodities including live cattle, cocoa and the soybean complex.

Energy.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

Foreign Currency Balances.  The Partnership’s primary foreign currency balances are in Japanese yen, euro, British pounds and Hong Kong dollars.  The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Securities Positions.  The Partnership’s only market exposure in instruments held other than for trading is in its securities portfolio.  The Partnership holds only cash or interest-bearing, credit risk-free, short-term paper — typically U.S. Treasury instruments with durations no longer than 1 year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership’s securities, although substantially all of these short-term instruments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner attempts to control risk through the systematic application of its trading method, which includes a multi-system approach to price trend recognition, an analysis of market volatility, the application of certain money management principles, which may be revised from time to time, and adjusting leverage or portfolio size.  In addition, the General Partner limits its trading to markets which it believes are sufficiently liquid in respect of the amount of trading it contemplates conducting.

The General Partner develops trading systems using various quantitative models and data and tests those systems in numerous markets against historical data to simulate trading results.  The General Partner then analyzes the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns.  The General Partner selects multiple systems in each market after a review of statistical data for the systems in an effort to diversify away from reliance on a single system.  The General Partner attempts to select systems with different characteristics to smooth the return stream.

The General Partner also attempts to assess market volatility as a means of monitoring and evaluating risk.  In doing so, the General Partner uses a volatility overlay system which is designed to measure the risk in a portfolio’s position in a market and to signal a decrease in position size when risk increases and an increase in position size when risk decreases.  The General Partner’s volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges.

The General Partner’s risk management also focuses on money management principles applicable to a portfolio as a whole rather than to individual markets.  The first principle is reducing overall portfolio volatility through diversification among markets.  The General Partner seeks a portfolio in which returns from trading in different markets are not highly correlated, that is, in which returns are not all positive or negative at the same time.  Additional money management principles include limiting the assets committed as margin or collateral, generally within a range of 15% to 35% of an account’s net assets; avoiding the use of unrealized profits in a particular market as margin for additional positions in the same market; and changing the equity used for trading an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

Another important risk management function is the careful control of leverage or portfolio size.  Leverage levels are determined by simulating the entire portfolio over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period.  The worst case or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the General Partner considers the drawdown too severe, it reduces the leverage or portfolio size.

The General Partner determines asset allocation among markets taking into account statistical data on the system’s returns, the relative volatility of the markets, liquidity constraints and the General Partner’s judgment and experience.  From time to time the General Partner may adjust the size of a position, long or short, in any given market.  This exercise of discretion generally occurs only in response to unusual market conditions that may not have been factored into the design of the portfolio and trading systems and is generally intended to reduce risk exposure.  Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal year ended December 31, 2004, are included as Exhibit 13.01 to this report.  The report of Ernst & Young LLP for the fiscal year ended December 31, 2003 is filed as Exhibit 13.02 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2004 and 2003.  This information has not been audited.

	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004	First Quarter 2004
Interest Income:	$720,751	$556,677	$573,748	$555,259
Net Realized and Unrealized Gains (Losses):	33,210,354	(9,846,684)	(34,106,126)	10,232,385
Expenses*	1,549,414	1,368,420	1,505,443	1,602,332
Net Income (Loss):	31,927,650	(10,662,654)	(34,088,232)	8,209,231

*  Expenses are exclusive of any realized and accrued profit share to the General Partner.

	Fourth Quarter 2003	Third Quarter 2003	Second Quarter 2003	First Quarter 2003
Interest Income:	$516,615	$511,434	$511,318	$521,945
Net Realized and Unrealized Gains (Losses):	(13,620,938)	7,541,067	10,846,285	1,981,347
Expenses*:	1,646,852	1,541,824	1,426,957	1,219,832
Net Income (Loss):	(13,338,863)	5,807,969	8,766,621	1,069,355

*  Expenses are exclusive of any realized and accrued profit share to the General Partner.

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years, and the Partnership has not disposed of any segments of its business.  There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 25, 2004, Ernst & Young LLP  notified the Board of Directors of the General Partner that it had resigned as the independent auditor for the Partnership.  On August 26, 2004, the Board of Directors of the General Partner approved the engagement of Deloitte & Touche LLP as independent registered public accounting firm for the Partnership.

Disclosure regarding the change of the Partnership’s auditors was previously reported on the Partnership’s current report on Form 8-K filed August 26, 2004, as amended by Amendment No. 1 thereto filed on September 2, 2004.  There were no disagreements with Ernst & Young LLP regarding accounting principles or practices, financial statement disclosure or audit scope or procedure.

Item 9A.   Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this Annual Report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.   Directors and Executive Officers of the Registrant

(a,b)  Identification of Directors and Executive Officers

The Partnership has no directors or executive officers.  The Partnership is controlled and managed by the General Partner.

The General Partner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2004 are as follows:

Harvey Beker, age 51.   Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation, and a partner of their affiliate, ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners.  During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in ShareInVest, the predecessor of ShareInVest Research L.P. (“ShareInVest”), in April 1982.

Gregg R. Buckbinder, age 46.   Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 60.   Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation and a partner of ShareInVest.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the General Partner in 1976 and joined General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds

Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 35.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner, The Millburn Corporation and ShareInVest.  Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999- January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999).  He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar.

Mark B. Fitzsimmons, age 57.  Mr. Fitzsimmons is a Senior Vice-President of the General Partner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  His responsibilities include both business development and investment strategy.  He joined the General Partner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 47.   Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the General Partner and The Millburn Corporation and a partner of ShareInVest .  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc.   (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  He became a partner in ShareInVest in January 1984.

Dennis B. Newton, age 53.  Mr. Newton is a Senior Vice-President of the General Partner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 53.   Mr. Smith is Executive Vice-President and Co-Director of Research of the General Partner and The Millburn Corporation and a partner of ShareInVest.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 50.   Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the General Partner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May of 1983.  Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Promoters and Control Persons

The General Partner is the sole promoter and control person of the Partnership.

(h)   Audit Committee Financial Expert

Since the Partnership has no employees, officers or directors, the Partnership has no audit committee.  The Partnership is managed by the General Partner.  Gregg Buckbinder serves as the General Partner’s “audit committee financial expert.”  Mr. Buckbinder is not independent of the management of the General Partner.  The General Partner is a privately owned corporation managed by its shareholders.  It has no independent directors.

(j)   Code of Ethics

The Partnership has no employees, officers or directors and is managed by the General Partner.  The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield Corporation, 411 West Putnam Avenue, Greenwich, Connecticut 06830 or by calling 203-625-7554 (ask for Client Services).

Item 11.  Executive Compensation

The Partnership has no directors or officers.  None of the directors or officers of the General Partner receive compensation from the Partnership.  The General Partner makes all trading decisions on behalf of the Partnership.  The General Partner receives monthly brokerage commissions of 0.458 of 1% of the Partnership’s Net Assets (which is reduced to 0.167 of 1% of Net Assets for partners who acquire their Interests directly through the General Partner) and an annual profit share of 20% of any new trading profit as defined.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

As of December 31, 2004, the General Partner knows of the following person who owns beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interest		Percentage of Limited Partnership
		Held	Interests
	Held Directly	Indirectly(1)	% Directly	% Indirectly

Malcolm H. Wiener
c/o Millburn Ridgefield Corporation 411 W. Putnam Avenue Greenwich, CT 06830	$0	$16,308,930	0%	8.59%

All of the Partnership’s general partner interest is held by the General Partner.

(b)   Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of December 31, 2004, the General Partner’s interest was valued at $3,710,902, which constituted 1.92% of the Partnership’s capital as of December 31, 2004.

As of December 31, 2004, the directors and executive officers of the General Partner own beneficially Limited Partnership Interests as follows:

Name	Value of Interest		Percentage of Limited Partnership
		Held	Interests
	Held Directly	Indirectly(2)	% Directly	% Indirectly

Harvey Beker	$1,647,475	$4,538,876	0.87%	2.39%

Gregg Buckbinder	$0	$264,156	0.00%	0.14%

George Crapple	$21,177	$4,158,664	0.01%	2.19%

Steven M. Felsenthal	$0	$16,673	0.00%	0.00%

Mark Fitzsimmons	$0	$1,191,593	0.00%	0.63%

Barry Goodman	$191,860	$1,723,864	0.10%	0.91%

Dennis Newton	$0	$182,230	0.00%	0.10%

Grant Smith	$1,216,660	$726,497	0.64%	0.38%

Tod Tanis	$0	$431,574	0.00%	0.23%

directors and executive officers of the General Partner as a group	$3,077,172	$13,234,127	1.62%	6.97%

(1)           Interests held indirectly include Interests with respect to which Mr. Wiener holds voting or disposition power:  (i) by virtue of serving as a trustee of The Malcolm Hewitt Wiener Trust, which in turn is the beneficial owner of Interests; (ii) with respect to certain Interests owned by members of Mr. Wiener’s immediate family; or (iii) through a self directed benefit plan.

(2)           Interests held indirectly include Interests with respect to which a person holds voting or disposition power:  (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self directed benefit plan.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Partnership allocated to the General Partner $5,497,025 in brokerage fees and allocated $484,760 in profit share to the New Profits Memo Account for the year ended  December 31, 2004.  The General Partner’s general partner interest showed an allocation of income of $49,114 for the year ended December 31, 2004.  The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $528,584 during the year ended 2004 of which $263,807 was paid or was payable to The Millburn Corporation.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the year ended December 31, 2004 was approximately $30,000.

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with their audit of the Partnership’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2004 and December 31, 2003 were approximately $20,167 and $55,500, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP or Ernst & Young LLP for the years ended December 31, 2004 and December 31, 2003.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Partnership for the year ended December 31, 2004 was approximately $7,353.

Neither Deloitte & Touch LLP nor Ernst & Young LLP rendered tax compliance, advice or planning services for the benefit of the Partnership for the year ended December 31, 2003.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2004 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield Corporation

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition

Condensed Schedules of Investments

Statements of Operations

Statements of Changes in Partners’ Capital

Statements of Financial Highlights

Notes to Financial Statements

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2004 Report of Independent Registered Public Accounting Firm

13.02	2003 Report of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

4.01	Amended and Restated Agreement of Limited Partnership of Nestor Partners

10.01	Form of ISDA Master Agreement and Credit Support Annex

10.02	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Merrill Lynch International Bank Limited

10.03	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Dresdner Bank A.G.

10.04(a)	Foreign Exchange Customer Agreement between Nestor Partners and Morgan Stanley & Co. Incorporated

10.04(b)	Customer Agreement Foreign Currency Option Transactions between Nestor Partners and Morgan Stanley Capital Group Inc.

10.05	International Foreign Exchange and Options Master Agreement between Deutsche Bank AG and Nestor Partners

10.06	Acknowledgement of Separate Risk Disclosure Statements and Customer Agreement between Merrill Lynch Futures Inc. and Nestor Partners

10.07	Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners

10.08	Futures and Options Agreement for Institutional Customers between Deutsche Morgan Grenfell Inc. and Nestor Partners

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2005
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2005
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2005
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2005
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

General Partner of Registrant

March 30, 2005

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2004 Report of Independent Registered Public Accounting Firm

13.02	2003 Report of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

4.01	Amended and Restated Agreement of Limited Partnership of Nestor Partners

10.01	Form of ISDA Master Agreement and Credit Support Annex

10.02	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Merrill Lynch International Bank Limited

10.03	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Dresdner Bank A.G.

10.04(a)	Foreign Exchange Customer Agreement between Nestor Partners and Morgan Stanley & Co. Incorporated

10.04(b)	Customer Agreement Foreign Currency Option Transactions between Nestor Partners and Morgan Stanley Capital Group Inc.

10.05	International Foreign Exchange and Options Master Agreement between Deutsche Bank AG and Nestor Partners

10.06	Acknowledgement of Separate Risk Disclosure Statements and Customer Agreement between Merrill Lynch Futures Inc. and Nestor Partners

10.07	Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners

10.08	Futures and Options Agreement for Institutional Customers between Deutsche Morgan Grenfell Inc. and Nestor Partners