Form 10-Q
period 2005-03-31
NESTOR PARTNERS
filed 2005-05-13
CIK 888471

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 2005
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-50725

                                 NESTOR PARTNERS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   NEW JERSEY                             22-2149317
        -------------------------------              -------------------
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

                             Yes [X]          No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes [ ]          No [X]

Nestor Partners
Financial statements
For the three months ended March 31, 2005 and 2004 (unaudited)


Statements of Financial Condition (a)                                          1
Condensed Schedules of Investments (a)                                         2
Statements of Operations (b)                                                   6
Statements of Changes in Partners' Capital (b)                                 7
Statements of Financial Highlights (b)                                         8
Notes to the Financial Statements                                              9


(a) At March 31, 2005 (unaudited) and December 31, 2004
(b) For the three months ended March 31, 2005 and 2004 (unaudited)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 NESTOR PARTNERS
                        STATEMENTS OF FINANCIAL CONDITION

                                                                     UNAUDITED
                                                                      MARCH 31       DECEMBER 31
                                                                        2005             2004
                                                                   ------------------------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $56,042,227 and $46,930,539)                   $  55,903,741    $  46,848,072
  Net unrealized appreciation (depreciation) on open futures and
    forward currency contracts                                        (6,762,895)       4,523,726
  Due from brokers                                                     5,869,787        6,193,636
  Cash denominated in foreign currencies (cost $1,358,492
    and $2,129,278)                                                    1,329,582        2,169,971
                                                                   ------------------------------
      Total equity in trading accounts                                56,340,215       59,735,405

INVESTMENTS IN U.S. TREASURY NOTES-at market value
  (amortized cost $123,613,045 and $133,147,061)                     123,349,503      133,032,588
CASH AND CASH EQUIVALENTS                                              3,807,382       16,278,049
ACCRUED INTEREST RECEIVABLE                                              722,498          472,441
                                                                   ------------------------------
TOTAL                                                              $ 184,219,598    $ 209,518,483
                                                                   ==============================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Capital withdrawals payable                                      $   4,516,898    $  12,993,466
  Capital contributions received in advance                              383,000        2,165,900
  Due to broker                                                          142,101               --
  Accrued brokerage fees                                                 454,494          475,296
  Accrued expenses                                                       117,545          305,683
                                                                   ------------------------------
      Total liabilities                                                5,614,038       15,940,345

PARTNERS' CAPITAL                                                    178,605,560      193,578,138
                                                                   ------------------------------

TOTAL                                                              $ 184,219,598    $ 209,518,483
                                                                   ==============================

See notes to financial statements

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                           MARCH 31, 2005 (UNAUDITED)

                                                     % OF        NET UNREALIZED
                                                   PARTNERS'      APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL      (DEPRECIATION)
-------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                          0.18%      $      317,565
    Grains                                           (0.15)            (266,780)
    Interest rates                                    0.66            1,185,553
    Livestock                                        (0.06)            (102,480)
    Metals                                           (0.16)            (290,965)
    Softs                                            (0.06)            (107,734)
    Stock indices                                    (1.09)          (1,958,116)
                                                  -----------------------------
      Total long futures contracts                   (0.68)          (1,222,957)
                                                  -----------------------------
  Short futures contracts:
    Grains                                            0.01               18,225
    Interest rates                                    0.23              429,354
    Metals                                           (0.02)             (42,155)
    Softs                                            (0.03)             (56,605)
                                                  -----------------------------
      Total short futures contracts                   0.19              348,819
                                                  -----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net           (0.49)            (874,138)
                                                  -----------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts          (4.49)          (8,016,833)
      Total short forward currency contracts          1.19            2,128,076
                                                  -----------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                      (3.30)          (5,888,757)
                                                  -----------------------------

TOTAL                                                (3.79)%     $   (6,762,895)
                                                  =============================
                                                                   (Continued)

See notes to financial statements

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                           MARCH 31, 2005 (UNAUDITED)

U.S. TREASURY NOTES

                                                           % OF
                                                         PARTNERS'
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$ 60,230,000   U.S. Treasury notes, 1.250%, 05/31/05       33.64%   $ 60,079,425
  20,075,000   U.S. Treasury notes, 2.000%, 08/31/05       11.19      19,987,172
  60,230,000   U.S. Treasury notes, 1.875%, 11/30/05       33.42      59,684,166
  40,155,000   U.S. Treasury notes, 1.625%, 02/28/06       22.11      39,502,481
                                                        ------------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $179,655,272)            100.36%   $179,253,244
                                                        ========================
                                                                     (Concluded)

See notes to financial statements

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

                                                     % OF        NET UNREALIZED
                                                   PARTNERS'      APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL      (DEPRECIATION)
-------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                         (0.23)%     $     (453,238)
    Interest rates                                    0.01               20,112
    Livestock                                         0.02               36,230
    Metals                                            0.06              128,996
    Softs                                             0.08              153,181
    Stock indices                                     0.82            1,588,752
                                                  -----------------------------
      Total long futures contracts                    0.76            1,474,033
                                                  -----------------------------
  Short futures contracts:
    Energies                                          0.20              369,720
    Grains                                            0.15              283,181
    Interest rates                                    0.01               17,599
    Metals                                            0.03               64,779
    Softs                                            (0.04)             (67,820)
                                                  -----------------------------
      Total short futures contracts                   0.35              667,459
                                                  -----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net            1.11            2,141,492
                                                  -----------------------------
FORWARD CONTRACTS
    Total long forward currency contracts             3.55            6,865,386
    Total short forward currency contracts           (2.32)          (4,483,152)
                                                  -----------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                       1.23            2,382,234
                                                  -----------------------------

TOTAL                                                 2.34%      $    4,523,726
                                                  =============================
                                                                   (Continued)
See notes to financial statements

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

U.S. TREASURY NOTES

                                                           % OF
                                                         PARTNERS'
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$ 60,230,000   U.S. Treasury notes, 1.500%, 02/28/05       31.09%   $ 60,192,357
  60,230,000   U.S. Treasury notes, 1.250%, 05/31/05       30.96      59,928,850
  60,230,000   U.S. Treasury notes, 1.875%, 11/30/05       30.87      59,759,453
                                                        ------------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $180,077,600)             92.92%   $179,880,660
                                                        ========================
                                                                     (Concluded)

See notes to financial statements

                                 NESTOR PARTNERS
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                           MARCH 31        MARCH 31
                                                             2005            2004
                                                         ----------------------------
INVESTMENT INCOME:
  Interest income                                        $  1,069,784    $    555,259
                                                         ----------------------------
EXPENSES:
  Brokerage fees                                            1,392,139       1,452,832
  Administrative expenses                                     117,545         142,663
  Custody fees                                                  8,315           6,837
                                                         ----------------------------
      Total expenses                                        1,517,999       1,602,332
                                                         ----------------------------

NET INVESTMENT LOSS                                          (448,215)     (1,047,073)
                                                         ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                     (648,928)     15,810,424
  Foreign exchange translation                                (31,529)             --
Net change in unrealized appreciation:
  Futures and forward currency contracts                  (11,286,621)     (5,538,849)
  Foreign exchange translation                                (69,602)         13,174
Net losses from U.S. Treasury notes
  Net change in unrealized depreciation                      (205,088)        (52,364)
                                                         ----------------------------
      Total net realized and unrealized gains (losses)    (12,241,768)     10,232,385
                                                         ----------------------------

NET INCOME (LOSS)                                         (12,689,983)      9,185,312
LESS PROFIT SHARE TO GENERAL PARTNER                               --         976,081
                                                         ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                        $(12,689,983)   $  8,209,231
                                                         ============================

See notes to financial statements

                                 NESTOR PARTNERS
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005:

                                                                        NEW
                                                     SPECIAL          PROFIT
                                     LIMITED         LIMITED            MEMO           GENERAL
                                    PARTNERS        PARTNERS          ACCOUNT          PARTNER           TOTAL
                                 --------------------------------------------------------------------------------
PARTNERS' CAPITAL-
     January 1, 2005             $152,324,173     $ 37,543,063     $         --     $  3,710,902     $193,578,138
Contributions                       4,180,862          839,325               --               --        5,020,187
Withdrawals                        (5,652,817)      (1,166,252)              --         (483,713)      (7,302,782)
Net loss                          (10,250,566)      (2,250,000)              --         (189,417)     (12,689,983)
                                 --------------------------------------------------------------------------------
PARTNERS' CAPITAL-
     March 31, 2005              $140,601,652     $ 34,966,136     $         --     $  3,037,772     $178,605,560
                                 ================================================================================

FOR THE THREE MONTHS ENDED MARCH 31, 2004:

                                                                        NEW
                                                     SPECIAL          PROFIT
                                     LIMITED         LIMITED            MEMO           GENERAL
                                    PARTNERS        PARTNERS          ACCOUNT          PARTNER           TOTAL
                                 --------------------------------------------------------------------------------
PARTNERS' CAPITAL-
     January 1, 2004             $158,551,000     $ 47,828,770     $         --     $  4,284,428     $210,664,198
Contributions                      17,186,625          315,191               --               --       17,501,816
Withdrawals                        (3,119,442)         (43,591)              --         (657,400)      (3,820,433)
Net income (loss)                   6,719,893        2,292,388             (196)         173,227        9,185,312
General Partner's allocation:
     New Profit-Accrued              (976,081)              --           17,131          958,950               --
                                 --------------------------------------------------------------------------------
PARTNERS' CAPITAL-
     March 31, 2004              $178,361,995     $ 50,392,758     $     16,935     $  4,759,205     $233,530,893
                                 ================================================================================

See notes to financial statements

                                 NESTOR PARTNERS
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                    LIMITED      SPECIAL LIMITED
FOR THE THREE MONTHS ENDED MARCH 31, 2005           PARTNERS         PARTNERS
--------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL (a):
  Net investment income (loss)                       (1.66)%           1.64%
                                                ================================
  Total expenses                                      3.94%            0.64%
  Profit share allocation                               --%              --%
                                                --------------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION          3.94%            0.64%
                                                ================================
Total return before profit share allocation          (6.64)%          (5.87)%
Profit share allocation                                 --%              --%
                                                --------------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION           (6.64)%          (5.87)%
                                                ================================

                                                    LIMITED      SPECIAL LIMITED
FOR THE THREE MONTHS ENDED MARCH 31, 2004           PARTNERS         PARTNERS
--------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL (a):
  Net investment income (loss)                       (2.51)%           0.31%
                                                ================================
  Total expenses                                      3.48%            0.66%
  Profit share allocation                             2.25%              --%
                                                --------------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION          5.73%            0.66%
                                                ================================
Total return before profit share allocation           4.04%            4.78%
Profit share allocation                              (0.58)%             --%
                                                --------------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION            3.46%            4.78%
                                                ================================

(a) Annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three-month periods ended March 31, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $117,545 during the three month period ended March 31, 2005, of which $73,897, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2005 there were no redemption charges owed to the General Partner.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2004.

RESULTS OF OPERATIONS

During its operations through the three month period ending March 31, 2005, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2005 and 2004. Profit share earned (from Limited Partners' redemptions) is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.

Three months ended:              Mar 31, 2005    Mar 31, 2004
                                 ------------    ------------

Profit share earned              $         --    $     17,131
Profit share accrued  (1)                  --         958,950
                                 ------------    ------------
Total profit share               $         --    $    976,081

(1) At March 31

THREE MONTHS ENDED MARCH 31, 2005

                                               TOTAL
                                             PARTNERS'
AS OF:                                        CAPITAL
-------------------------------------------------------
March 31, 2005                             $178,605,560
December 31, 2004                           193,578,138

-------------------------------------------------------
              Period ended March 31, 2005
-------------------------------------------------------

                                           THREE MONTHS
                                           ------------
Change in Partners' Capital                $(14,972,578)
Percent Change                                    -7.73%

The decrease in the Partnership's net assets of $14,972,578 was attributable to withdrawals of $7,302,782 and a net loss from operations of $12,689,983, which was partially offset by contributions of $5,020,187.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2005 decreased $60,693, relative to the corresponding period in 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended March 31, 2005 decreased $25,118, relative to the corresponding period in 2004. The decrease was attributable to a decrease in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers. Interest income for the three months ended March 31, 2005 increased $514,525, relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a decrease in the Partnership's net assets.

During the three months ended March 31, 2005, the Partnership experienced net realized and unrealized losses of $12,241,768 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,392,139, administrative expenses of $117,545 and custody fees of $8,315 incurred. Interest income of $1,069,784 partially offset the Partnership's expenses resulting in a net loss of $12,689,983. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------
Currencies              (5.58)%
Energies                 1.33%
Grains                  (1.38)%
Interest rates           0.79%
Livestock               (0.13)%
Metals                   0.04%
Softs                   (0.29)%
Stock indices           (0.88)%
                  -------------
Total                   (6.10)%

For the three-month period ended March 31, 2005, the Partnership's Limited Partners and Special Limited Partners had negative returns of 6.64% and 5.87%, respectively. This period was characterized by significant price volatility in most markets, including trend reversals in a number of currency and equity futures.

After declining for several months, the dollar staged a significant rally and losses were sustained on short dollar positions against the yen, South African rand, Singapore dollar, euro and a number of other European currencies. Tepid growth in the 12-nation euro zone, dovish comments from the European Central Bank, and further rate increases from the Federal Reserve seemed to outweigh, at least temporarily, the dollar depressing effect of concerns about central banks' sales of dollars to diversify reserve holdings.

Equity markets were also volatile during the quarter due to concerns about higher interest rates in the U.S., sluggish economic activity in "Old Europe" and the possibility of slower growth in Asia. Losses on long positions in U.S. and Hong Kong index futures outweighed small gains from long positions in European and Japanese indices.

A multi-year downtrend in grain prices reversed abruptly, and short positions in corn, wheat, soybeans and soybean meal sustained large losses. Trading of other agricultural commodities was also somewhat unprofitable.

In the interest rate sector, higher short-term rates in the U.S. produced a sizable gain on a short Eurodollar futures trade. Meanwhile, global long-term interest rates declined but with a good deal of volatility. Hence, positions in notes and bonds had little net impact on net asset value.

Energy prices were quite volatile but maintained an upward momentum during the quarter. Consequently, long crude, heating oil, kerosene, and London gasoil positions were profitable. Natural gas trading, on the other hand, produced a small loss.



THREE MONTHS ENDED MARCH 31, 2004

The Partnership's net assets increased 10.85% in the first quarter of 2004. This increase was attributable to contributions of $17,501,816 and net income from operations of $9,185,312, which was partially offset by redemptions of $3,820,433.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended March 31, 2004 increased $327,838, relative to the corresponding period in 2003.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended March 31, 2004 increased $52,306, relative to the corresponding period in 2003. The increase was attributable to an increase in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers. Interest income for the three months ended March 31, 2004 increased $33,314, relative to the corresponding period in 2003. This increase was attributable to an increase in the Partnership's net assets, which was partially offset by a decrease in short-term Treasury yields.

During the three months ended March 31, 2004, the Partnership achieved net realized and unrealized gains of $10,232,385 from its trading operations including foreign exchange translations and Treasury obligations). Brokerage fees of $1,452,832, administrative expenses of $142,663, custody fees of $6,837 and an accrued profit share of $976,081 were incurred. Interest income of $555,259 offset the Partnership's expenses resulting in net income of $8,209,231. An analysis of the trading gain (loss) by sector is as follows:

Sector               % Gain (Loss)
------               -------------
Currencies                 (6.17)%
Energies                    0.85%
Grains                      0.49%
Interest rates              7.58%
Metals                      0.75%
Softs                         --
Stock indices               1.19%
                     -------------
Total                       4.69%
                     =============

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended March 31, 2005. During the three months ended March 31, 2005, the Partnership's average total capitalization was approximately $186,074,000.

                      Average                        Highest       Lowest
                       Value       % of Average       Value         Value
Market Sector         at Risk     Capitalization     at Risk       at Risk
--------------------------------------------------------------------------
Currencies            $  25.2          13.5%         $  25.2       $  25.2
Energies                  1.7           0.9%             1.7           1.7
Grains                    0.2           0.1%             0.2           0.2
Interest rates            5.5           3.0%             5.5           5.5
Livestock                 0.2           0.1%             0.2           0.2
Metals                    1.8           1.0%             1.8           1.8
Softs                     0.8           0.4%             0.8           0.8
Stock indices            11.0           5.9%            11.0          11.0

Total                 $  46.4          24.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2005. Average capitalization is the average of the Partnership's capitalization at the end of each of the three months ended March 31, 2005. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On March 1, 2005, the Partnership sold Interests to existing and new limited partners in the amount of $299,563. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, partners may redeem their Interests at the end of each calendar month. The value of an Interest held by a partner is the value of the capital account established for that partner. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2005:

                                                 SPECIAL
MONTH ENDING:                  LIMITED           LIMITED
                               PARTNERS          PARTNERS
-----------------------------------------------------------
January 31, 2005             $  (522,637)     $          --
February 28, 2005             (1,779,531)                --
March 31, 2005                (3,350,649)        (1,166,252)
                             ------------------------------
TOTAL                        $(5,652,817)     $  (1,166,252)
                             ==============================

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

  By:  Millburn Ridgefield Corporation,
       General Partner

  Date: May 13, 2005
                             /s/ Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)