Form 10-Q
period 2005-06-30
NESTOR PARTNERS
filed 2005-08-15
CIK 888471

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  June 30, 2005
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

                                        Yes [ ]         No [X]

Nestor Partners
Financial statements
For the three and six months ended June 30, 2005 and 2004 (unaudited)



Statements of Financial Condition (a)                          1
Condensed Schedules of Investments (a)                         2
Statements of Operations (b)                                   6
Statements of Changes in Partners' Capital (c)                 8
Statements of Financial Highlights (b)                        10
Notes to the Financial Statements                             12



(a) At June 30, 2005 (unaudited) and December 31, 2004 (b) For the three and six months ended June 30, 2005 and 2004 (unaudited) (c) For the six months ended June 30, 2005 and 2004 (unaudited)

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                       Nestor Partners
                              Statements of Financial Condition


                                                                            UNAUDITED
                                                                             June 30                 December 31
                                                                               2005                      2004
                                                                   ----------------------------------------------------
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes?at market value
(amortized cost $52,849,320 and $46,930,539)                       $              52,763,017 $              46,848,072
Net unrealized appreciation on open futures and
forward currency contracts                                                         6,030,060                 4,523,726
Due from brokers                                                                  11,508,076                 6,193,636
Cash denominated in foreign currencies (cost $701,228
and $2,129,278)                                                                      649,792                 2,169,971
                                                                   ----------------------------------------------------
Total equity in trading accounts                                                  70,950,945                59,735,405

INVESTMENTS IN U.S. TREASURY NOTES?at market value
(amortized cost $83,345,893 and $133,147,061)                                     83,209,628               133,032,588
CASH AND CASH EQUIVALENTS                                                          7,972,746                16,278,049
ACCRUED INTEREST RECEIVABLE                                                          443,476                   472,441
                                                                   ----------------------------------------------------
TOTAL                                                              $             162,576,795 $             209,518,483
                                                                   ====================================================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital withdrawals payable                                        $               1,167,953 $              12,993,466
Capital contributions received in advance                                              3,100                 2,165,900
Accrued brokerage fees                                                               411,053                   475,296
Accrued expenses                                                                     202,299                   305,683
                                                                   ----------------------------------------------------
Total liabilities                                                                  1,784,405                15,940,345


PARTNERS' CAPITAL                                                                160,792,390               193,578,138
                                                                   ----------------------------------------------------

TOTAL                                                              $             162,576,795 $             209,518,483
                                                                   ====================================================



See notes to financial statements



                            Nestor Partners
                   Condensed Schedule of Investments
                       June 30, 2005 (UNAUDITED)

Futures and Forward Currency Contracts                                               % of Partners'    Net Unrealized
                                                                                      Capital          Appreciation/
                                                                                                       (Depreciation)
-------------------------------------------------------------------------------------------------------------------------
FUTURES CONTRACTS
Long futures contracts:
Energies                                                                                0.15 %           $       233,603
Grains                                                                                 (0.68)                 (1,100,154)
Interest rates                                                                          2.77                   4,449,744
Metals                                                                                 (0.78)                 (1,250,902)
Softs                                                                                  (0.02)                    (39,638)
Stock indices                                                                           0.47                     771,090
                                                                        -------------------------------------------------
Total long futures contracts                                                            1.91                   3,063,743
                                                                        -------------------------------------------------
Short futures contracts:
Energies                                                                                0.04                      58,391
Grains                                                                                  0.05                      88,038
Interest rates                                                                         (0.01)                    (10,828)
Livestock                                                                               0.04                      65,120
Metals                                                                                  0.04                      61,717
Softs                                                                                  (0.11)                   (171,517)
                                                                        -------------------------------------------------
Total short futures contracts                                                           0.05                      90,921
                                                                        -------------------------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                                              1.96                   3,154,664
                                                                        -------------------------------------------------
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                                                   1.47                   2,364,363
Total short forward currency contracts                                                  0.32                     511,033
                                                                        -------------------------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net                                                                           1.79                   2,875,396
                                                                        -------------------------------------------------

TOTAL                                                                                   3.75 %           $     6,030,060
                                                                        =================================================

                                                                                                              (Continued)


See notes to financial statements


                                      Nestor Partners
                             Condensed Schedule of Investments
                                 June 30, 2005 (UNAUDITED)

    U.S. Treasury Notes
    Face Amount         Description                                          % of Partners'
                                                                               Capital               Value
    -------------------------------------------------------------------------------------------------------------
 $           13,975,000 U.S. Treasury notes, 2.000%, 08/31/05                   8.67 %          $     13,944,430
             44,380,000 U.S. Treasury notes, 1.875%, 11/30/05                  27.44                  44,116,494
             34,055,000 U.S. Treasury notes, 1.625%, 02/28/06                  20.93                  33,650,597
             44,680,000 U.S. Treasury notes, 2.500%, 05/31/06                  27.52                  44,261,124
                                                                         ----------------------------------------
                        Total investments in U.S. Treasury notes
                        (amortized cost $136,195,213)                          84.56 %          $    135,972,645
                                                                         ========================================
                                                                                                      (Concluded)





    See notes to financial statements


                           Nestor Partners
                  Condensed Schedule of Investments
                          December 31, 2004

Futures and Forward Currency Contracts                                               % of Partners'     Net Unrealized
                                                                                        Capital         Appreciation/
                                                                                                       (Depreciation)
------------------------------------------------------------------------------------------------------------------------
FUTURES CONTRACTS
Long futures contracts:
Energies                                                                              (0.23)%           $      (453,238)
Interest rates                                                                         0.01                      20,112
Livestock                                                                              0.02                      36,230
Metals                                                                                 0.06                     128,996
Softs                                                                                  0.08                     153,181
Stock indices                                                                          0.82                   1,588,752
                                                                       -------------------------------------------------
Total long futures contracts                                                           0.76                   1,474,033
                                                                       -------------------------------------------------
Short futures contracts:
Energies                                                                               0.20                     369,720
Grains                                                                                 0.15                     283,181
Interest rates                                                                         0.01                      17,599
Metals                                                                                 0.03                      64,779
Softs                                                                                 (0.04)                    (67,820)
                                                                       -------------------------------------------------
Total short futures contracts                                                          0.35                     667,459
                                                                       -------------------------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                                             1.11                   2,141,492
                                                                       -------------------------------------------------
FORWARD CONTRACTS
Total long forward currency contracts                                                  3.55                   6,865,386
Total short forward currency contracts                                                (2.32)                 (4,483,152)
                                                                       -------------------------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net                                                                          1.23                   2,382,234
                                                                       -------------------------------------------------

TOTAL                                                                                  2.34 %           $     4,523,726
                                                                       =================================================

                                                                                                             (Continued)


See notes to financial statements






                                      Nestor Partners
                             Condensed Schedule of Investments
                                     December 31, 2004

    U.S. Treasury Notes
    Face Amount               Description                                   % of Partners'
                                                                                Capital            Value
    ------------------------------------------------------------------------------------------------------------

 $    60,230,000 U.S.        Treasury notes, 1.500%, 02/28/05                   31.09 %         $    60,192,357
      60,230,000 U.S.        Treasury notes, 1.250%, 05/31/05                   30.96                59,928,850
      60,230,000 U.S.        Treasury notes, 1.875%, 11/30/05                   30.87                59,759,453
                                                                        ----------------------------------------
                        Total investments in U.S. Treasury notes
                        (amortized cost $180,077,600)                           92.92 %         $   179,880,660
                                                                        ========================================
                                                                                                     (Concluded)

    See notes to financial statements



                                  Nestor Partners
                        Statements of Operations (UNAUDITED)


                                                                       For the three months ended
                                                                       June 30                  June 30
                                                                        2005                      2004
                                                               --------------------------------------------
INVESTMENT INCOME:
Interest income                                                $       1,091,606         $         573,748
                                                               --------------------------------------------

EXPENSES:
Brokerage fees                                                         1,221,821                 1,374,293
Administrative expenses                                                  104,943                   123,032
Custody fees                                                               7,711                     8,118
                                                               --------------------------------------------
Total expenses                                                         1,334,475                 1,505,443
                                                               --------------------------------------------

NET INVESTMENT LOSS                                                     (242,869)                 (931,695)
                                                               --------------------------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts                                (9,442,798)              (27,454,603)
Foreign exchange translation                                              58,605                   145,781
Net change in unrealized appreciation:
Futures and forward currency contracts                                12,792,955                (6,405,552)
Foreign exchange translation                                             (22,526)                  (49,716)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized depreciation                                    179,460                  (342,036)
                                                               --------------------------------------------
Total net realized and unrealized gains (losses)                       3,565,696               (34,106,126)
                                                               --------------------------------------------


NET INCOME (LOSS)                                                      3,322,827               (35,037,821)
LESS PROFIT SHARE TO GENERAL PARTNER                                       7,011                  (949,589)
                                                               --------------------------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER                                                $       3,315,816         $     (34,088,232)
                                                               ============================================



See notes to financial statements



                                 Nestor Partners
                       Statements of Operations (UNAUDITED)


                                                                              For the six months ended
                                                                          June 30                   June 30
                                                                            2005                      2004
                                                             ----------------------------------------------------
INVESTMENT INCOME:
Interest income                                                      $       2,161,390         $       1,129,004
                                                             ----------------------------------------------------

EXPENSES:
Brokerage fees                                                               2,613,960                 2,827,125
Administrative expenses                                                        222,488                   265,695
Custody fees                                                                    16,026                    14,955
                                                             ----------------------------------------------------
Total expenses                                                               2,852,474                 3,107,775
                                                             ----------------------------------------------------

NET INVESTMENT LOSS                                                           (691,084)               (1,978,771)
                                                             ----------------------------------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts                                     (10,091,726)              (11,644,179)
Foreign exchange translation                                                    27,076                   145,781
Net change in unrealized appreciation:
Futures and forward currency contracts                                       1,506,334               (11,944,399)
Foreign exchange translation                                                   (92,128)                  (36,542)
Net losses from U.S. Treasury notes:
Net change in unrealized depreciation                                          (25,628)                 (394,400)
                                                             ----------------------------------------------------
Total net realized and unrealized losses                                    (8,676,072)              (23,873,739)
                                                             ----------------------------------------------------


NET LOSS                                                                    (9,367,156)              (25,852,510)
LESS PROFIT SHARE TO GENERAL PARTNER                                             7,011                    26,491
                                                             ----------------------------------------------------
NET LOSS AFTER PROFIT SHARE TO
GENERAL PARTNER                                                      $      (9,374,167)        $     (25,879,001)
                                                             ====================================================



See notes to financial statements


                                 Nestor Partners
             Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2005:
                                                         Special          New Profit
                                  Limited Partners   Limited Partners   Memo Account         General Partner              Total
                               -----------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL-
January 1, 2005                  $   152,324,173    $     37,543,063        $       -         $    3,710,902     $      193,578,138
Contributions                          5,010,862           1,946,972                -                      -              6,957,834
Withdrawals                          (28,706,461)         (1,186,252)               -               (483,713)           (30,376,426)
Net loss                              (8,174,949)         (1,098,456)               -                (93,751)            (9,367,156)
General Partner's allocation:
New Profit-Accrued                        (7,011)                  -            7,011                      -
Transfer of New Profit Memo
Account to General Partner                     -                   -                -                      -                      -
PARTNERS' CAPITAL-
                               -----------------------------------------------------------------------------------------------------
June 30, 2005                    $   120,446,614    $     37,205,327        $   7,011        $     3,133,438     $      160,792,390
                               =====================================================================================================


For the six months ended
June 30, 2004:
                                  Limited Partners  Special Limited Partners  New Profit Memo AccGeneral Partner           Total
                               ----------------------------------------------------------------------------------------------------

PARTNERS' CAPITAL-
January 1, 2004                  $   158,551,000    $     47,828,770        $       -        $     4,284,428     $     210,664,198
Contributions                         31,203,625             315,191                -                      -            31,518,816
Withdrawals                          (15,343,217)        (11,464,981)               -               (657,400)          (27,465,598)
Net loss                             (21,831,637)         (3,619,866)          (4,140)              (396,867)          (25,852,510)
General Partner's allocation:
New Profit-Accrued                       (26,491)                  -           26,491                      -                     -
Transfer of New Profit Memo
Account to General Partner                     -                   -                -                      -                     -
PARTNERS' CAPITAL-
                               ----------------------------------------------------------------------------------------------------
June 30, 2004                    $   152,553,280    $     33,059,114        $  22,351        $     3,230,161     $     188,864,906
                               ====================================================================================================



See notes to financial statements



                                 Nestor Partners
                 Statements of Financial Highlights (UNAUDITED)



For the three months ended June 30, 2005                                                    Limited            Special Limited
                                                                                           Partners                Partners
---------------------------------------------------------------------------------------------------------------------------------

Ratios to average capital:
Net investment income (loss) (a)                                                              (1.35)       %        2.03      %
                                                                                  ===============================================

Total expenses (a)                                                                              3.96       %        0.58      %
Profit share allocation (b)                                                                        -       %           -      %
                                                                                  -----------------------------------------------
Total expenses and profit share allocation                                                      3.96       %        0.58  %
                                                                                  ===============================================

Total return before profit share allocation (b)                                                 2.28       %        3.15      %
Profit share allocation (b)                                                                        -       %           -      %
                                                                                  -----------------------------------------------
Total return after profit share allocation                                                      2.28       %        3.15      %
                                                                                  ===============================================


For the three months ended June 30, 2004                                                     Limited             Special Limited
                                                                                             Partners                Partners
---------------------------------------------------------------------------------------------------------------------------------

Ratios to average capital:
Net investment income (loss) (a)                                                              (2.45)       %        0.43      %
                                                                                  ===============================================

Total expenses (a)                                                                              3.62       %        0.73      %
Profit share allocation (b)                                                                   (0.60)       %           -      %
                                                                                  -----------------------------------------------
Total expenses and profit share allocation                                                     3.02        %        0.73  %
                                                                                  ===============================================

Total return before profit share allocation (b)                                              (15.66)       %      (15.00)     %
Profit share allocation (b)                                                                     0.49       %           -      %
                                                                                  -----------------------------------------------
Total return after profit share allocation                                                   (15.17)       %      (15.00)     %
                                                                                  ===============================================

(a) annualized (b) not annualized




See notes to financial statements


                                 Nestor Partners
                 Statements of Financial Highlights (UNAUDITED)



For the six months ended June 30, 2005                                                      Limited            Special Limited
                                                                                           Partners                Partners
---------------------------------------------------------------------------------------------------------------------------------

Ratios to average capital:
Net investment income (loss) (a)                                                              (1.51)       %        1.83      %
                                                                                  ===============================================

Total expenses (a)                                                                              3.95       %        0.61      %
Profit share allocation (b)                                                                        -       %           -      %
                                                                                  -----------------------------------------------
Total expenses and profit share allocation                                                      3.95  %             0.61  %
                                                                                  ===============================================

Total return before profit share allocation (b)                                                (4.51)       %      (2.91)     %
Profit share allocation (b)                                                                    (0.01)       %           -      %
                                                                                  -----------------------------------------------
Total return after profit share allocation                                                     (4.52)       %      (2.91)     %
                                                                                  ===============================================


For the six months ended June 30, 2004                                                     Limited             Special Limited
                                                                                           Partners                Partners
---------------------------------------------------------------------------------------------------------------------------------

Ratios to average capital:
Net investment income (loss) (a)                                                              (2.48)       %        0.36      %
                                                                                  ===============================================

Total expenses (a)                                                                              3.55       %        0.69      %
Profit share allocation (b)                                                                     0.02       %           -      %
                                                                                  -----------------------------------------------
Total expenses and profit share allocation                                                      3.57  %            0.69  %
                                                                                  ===============================================

Total return before profit share allocation (b)                                              (12.25)       %      (10.94)     %
Profit share allocation (b)                                                                     0.01       %           -      %
                                                                                  -----------------------------------------------
Total return after profit share allocation                                                   (12.24)       %      (10.94)     %
                                                                                  ===============================================

(a) annualized (b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners' (the "Partnership") financial condition at June 30, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three and six month periods ended June 30, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the "General Partner"), The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $104,943 and $222,488, respectively, during the three and six month periods ended June 30, 2005, of which $74,790 and $148,687, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2005 there were no redemption charges owed to the General Partner.

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

RESULTS OF OPERATIONS

During its operations through the three and six month periods ending June 30, 2005, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2005 and 2004. Profit share earned (from Limited Partners' redemptions) is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.



Three months ended:              Jun 30, 2005    Jun 30, 2004
                                 ------------    ------------
Profit share earned              $        --     $     9,361
Profit share accrued  (1)              7,011              --
Profit share reversal (2)                 --        (958,950)
                                 ------------    ------------
Total profit share               $     7,011     $  (949,589)


Six months ended:                Jun 30, 2005    Jun 30, 2004
                                 ------------    ------------
Profit share earned              $        --     $    26,491
Profit share accrued  (1)              7,011              --
Profit share reversal                    n/a         n/a
                                 ------------    ------------
Total profit share               $     7,011     $    26,491

(1) At June 30
(2) Accrued at March 31, reversed on April 1


Month Ending:                    Total Partners'
                                     Capital
--------------------------------------------------------

June 30, 2005                    $  160,792,390
March 31, 2005                      178,605,560
December 31, 2004                   193,578,138


----------------------------------------------------------------------
                           Periods ended June 30, 2005
----------------------------------------------------------------------

                                 Three Months            Six Months
                               ---------------------------------------
Change in Partners' Capital    $ (17,813,170)        $ (32,785,748)
Percent Change                         -9.97%               -16.94%



THREE MONTHS ENDED JUNE 30, 2005

The decrease in the Partnership's net assets of $17,813,170 was attributable to withdrawals of $23,073,644, which was partially offset by contributions of $1,937,647 and net income from operations (before profit share) of $3,322,827.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2005 decreased $152,472 relative to the corresponding period in 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended June 30, 2005 decreased $18,089 relative to the corresponding period in 2004. The decrease was attributable to a decrease in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended June 30, 2005 increased $517,858, relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a decrease in the Partnership's U.S. Treasury holdings as a result of net redemptions.

During the three months ended June 30, 2005, the Partnership experienced net realized and unrealized gains of $3,565,696 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,221,821, administrative expenses of $104,943, custody fees of $7,711 and an accrued profit share to the General Partner of $7,011 were incurred. Interest income of $1,091,606 partially offset the Partnership's expenses resulting in a net income after profit share to General Partner of $3,315,816. An analysis of the trading gain (loss) by sector is as follows:


Sector            % Gain (Loss)
--------          -------------

Currencies              (0.08)%
Energies                (0.98)%
Grains                  (0.84)%
Interest rates            7.12%
Livestock               (0.11)%
Metals                  (1.48)%
Softs                   (0.75)%
Stock indices           (0.38)%
                  -------------
Total                     2.50%


SIX MONTHS ENDED JUNE 30, 2005

The decrease in the Partnership's net assets of $32,785,748 was attributable to withdrawals of $30,376,426, which was partially offset by contributions of $6,957,834 and a net loss from operations (before profit share) of $9,367,156.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2005 decreased $213,165 relative to the corresponding period in 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the six months ended June 30, 2005 decreased $43,207 relative to the corresponding period in 2004. The decrease was attributable to a decrease in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the six months ended June 30, 2005 increased $1,032,386 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a decrease in the Partnership's cash and U.S. Treasury holdings.

During the six months ended June 30, 2005, the Partnership experienced net realized and unrealized losses of $8,676,072 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,613,960, administrative expenses of $222,488, custody fees of $16,026 and an accrued profit share to the General Partner of $7,011 were incurred. Interest income of $2,161,390 partially offset the Partnership's expenses resulting in a net loss of $9,374,167. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies              (5.87)%
Energies                  0.34%
Grains                  (2.21)%
Interest rates            7.97%
Livestock               (0.24)%
Metals                  (1.44)%
Softs                   (1.04)%
Stock indices           (1.26)%
                  -------------
Total                   (3.75)%

Management Discussion - 2005
----------------------------

THREE MONTHS ENDED JUNE 30, 2005

For the three month period ended June 30, 2005, the Partnership's Limited Partners and Special Limited Partners posted gains, net of fees, of 2.28% and 3.15%, respectively. Interest rate trading was profitable. Currency and stock index futures trading were essentially flat for the period, but did produced good gains in May and June. On the other hand, trading of non-financial markets--energy, metals, and soft and agricultural commodities resulted in quarterly losses.

Long positions in European, British, Japanese, and Canadian note and bond futures, were broadly profitable. Continuing sluggish growth on the Continent, signs of slowing growth in the U.K., and even some reduction in China's still strong expansion encouraged purchasers of fixed income futures. Moreover, inflation worldwide, both actual and expected, appears well contained due in large part to the seemingly endless supply of cheap productive labor available in China, India, Eastern Europe and other emerging nations.

Long worldwide equity futures positions were maintained throughout the quarter. Initially these positions generated losses, but in May and June widespread gains brought the sector's performance back to unchanged. For the quarter overall, long positions in European and South African stock index futures were quite profitable, while trading of U.S. and Asian equity futures generated offsetting losses.

Currency trading also produced mixed results. Non-dollar trading was fractionally profitable, while dollar trading was similarly negative. Short euro positions relative to the currencies of Canada, Sweden and Poland were profitable. Unfavorable short-term interest rate differentials and increasing concerns about Continental Europe's tepid growth prospects undermined the euro. In addition, a long euro/short Swedish krona trade produced a gain as the Swedish Riksbank cut its official interest rate below the European Central Bank rate. Short Japanese yen positions against the Australian and Canadian currencies were also quite profitable. Here too it appears that interest rate differentials and relative growth contributed to the yen's weakness. Meanwhile, trading of dollar positions was unprofitable. Short dollar positions relative to the Korean, Australian and New Zealand units, and long dollar positions versus the South African rand, euro, pound sterling and Japanese yen were not profitable. On the other hand, short dollar positions against the Brazilian real and Canadian dollar did produce gains.

Energy prices retreated in April and May, and losses on long positions in crude and products were widespread, although prices recovered late in the quarter and trimmed the losses noticeably.

Metals prices were volatile, and worries about slowing growth seemed to weigh on the markets. Long positions in zinc, nickel, lead, copper, silver and gold produced losses that outweighed slight gains from long platinum and short tin trades. A short aluminum trade also lost money.

In agricultural trading, prices were volatile. Long positions throughout the soy complex resulted in losses when improved weather news generated price declines. Short corn and wheat trades also resulted in losses. Finally, short sugar, cocoa and cotton positions were slightly unprofitable, as was a long coffee trade.

THREE MONTHS ENDED MARCH 31, 2005

For the three-month period ended March 31, 2005, the Partnership's Limited Partners and Special Limited Partners had negative returns of 6.64% and 5.87%, respectively. This period was characterized by significant price volatility in most markets, including trend reversals in a number of currency and equity futures.

After declining for several months, the dollar staged a significant rally and losses were sustained on short dollar positions against the yen, South African rand, Singapore dollar, euro and a number of other European currencies. Tepid growth in the 12-nation euro zone, dovish comments from the European Central Bank, and further rate increases from the Federal Reserve seemed to outweigh, at least temporarily, the dollar depressing effect of concerns about central banks sales of dollars to diversify reserve holdings.

Equity markets were also volatile during the quarter due to concerns about higher interest rates in the U.S., sluggish economic activity in "Old Europe" and the possibility of slower growth in Asia. Losses on long positions in U. S. and Hong Kong index futures outweighed small gains from long positions in European and Japanese indices.

A multi-year downtrend in grain prices reversed abruptly, and short positions in corn, wheat, soybeans and soybean meal sustained large losses. Trading of other agricultural commodities was also somewhat unprofitable.

In the interest rate sector, higher short-term rates in the U.S. produced a sizable gain on a short Eurodollar futures trade. Meanwhile, global long-term interest rates declined but with a good deal of volatility. Hence, positions in notes and bonds had little net impact on NAV.

Energy prices were quite volatile but maintained an upward momentum during the quarter. Consequently, long crude, heating oil, kerosene, and London gasoil positions were profitable. Natural gas trading, on the other hand, produced a small loss.

Month Ending:                       Total Partners'
                                        Capital
----------------------------------------------------------

June 30, 2004                  $          188,864,906
March 31, 2004                            233,530,893
December 31, 2003                         210,664,198


----------------------------------------------------------------------
     PeriodS ended June 30, 2004
----------------------------------------------------------------------

                                 Three Months            Six Months
                                -------------------------------------
Change in Partners' Capital     $(44,665,987)         $(21,799,292)
Percent Change                       -19.13%               -10.35%



THREE MONTHS ENDED JUNE 30, 2004

The Partnership's net assets decreased $44,665,987 during the three months ended June 30, 2004. This decrease was attributable to withdrawals of $23,645,166, a net loss of $34,088,232, and a reversal of accrued profit share to the General Partner during the first quarter of $958,950, which was partially offset by contributions of $14,017,000 and an allocation to the New Profit memo account of $9,361.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2004 increased $54,253 relative to the corresponding period in 2003.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended June 30, 2004 increased $20,916 relative to the corresponding period in 2003. The increase was attributable to an increase in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended June 30, 2004 increased $62,430 relative to the corresponding period in 2003. This increase was attributable to an increase in the Partnership's net assets, which was partially offset by a decrease in short-term Treasury yields.

During the three months ended June 30, 2004, the Partnership reversed accrued incentive fee at March 31, 2004 of $958,950. In addition, the Partnership experienced net realized and unrealized losses of $34,106,126 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,374,293, administrative expenses of $123,032, custody fees of $8,118 and accrued profit share to the New Profit Memo account of $9,361 were incurred. Interest income of $573,748 partially offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $34,088,232. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
---------          -------------

Currencies              (4.64)%
Energies                 0.78%
Grains                  (0.40)%
Interest rates          (5.88)%
Metals                  (1.65)%
Softs                    0.13%
Stock indices           (3.34)%
                  -------------
Total                  (15.00)%

SIX MONTHS ENDED JUNE 30, 2004

The Partnership's net assets decreased $21,799,292 during the six months ended June 30, 2004. This decrease was attributable to withdrawals of $27,465,598, a net loss from of operations (before profit share) of $25,852,510, which was partially offset by contributions of $31,518,816.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2004 increased $382,090 relative to the corresponding period in 2003.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the six months ended June 30, 2004 increased $73,222 relative to the corresponding period in 2003. The increase was attributable to an increase in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the six months ended June 30, 2004 increased $95,741, relative to the corresponding period in 2003. This increase was attributable to an increase in the Partnership's cash and U.S. Treasury investments, which was partially offset by a decrease in short-term Treasury yields.

During the six months ended June 30, 2004, The Partnership experienced net realized and unrealized losses of $23,873,739 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $2,827,125, administrative expenses of $265,695, custody fees of $14,955 and accrued profit share to the General Partner of $26,491 were incurred. Interest income of $1,129,004 partially offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $25,879,001. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
---------          -------------

Currencies             (11.02)%
Energies                  1.64%
Grains                    0.09%
Interest rates            1.25%
Metals                  (0.91)%
Softs                     0.13%
Stock indices           (2.19)%
                  -------------
Total                  (11.01)%

Management Discussion - 2004
----------------------------

THREE MONTHS ENDED JUNE 30, 2004

The Partnership's net asset value fell sharply during the quarter. Trend reversals followed by non-directional and volatile range-trading characterized a broad spread of markets during the period. As a result sizable losses were sustained in five of the six sectors in the portfolio: interest rates, currencies, stock indices, metals and agricultural commodities. Energy was moderately profitable for the quarter, but even there an uptrend seemed to peter out near the end of the quarter.

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

THREE MONTHS ENDED MARCH 31, 2004

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

The Partnership's Trading Value at Risk in Different Market Sectors
-------------------------------------------------------------------

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended June 30, 2005. During the six months ended June 30, 2005, the Partnership's average total capitalization was approximately $172,945,000.

                         Average
     Market Sector       Value      % of Average     Highest Value  Lowest Value
                        at Risk     Capitalization    at Risk        at Risk
------------------------------------------------------------------------------
Currencies          $    21.7            12.5% $        25.2 $        18.2
Energies                  1.7             1.0%           1.7           1.6
Grains                    0.4             0.2%           0.5           0.2
Interest rates            6.0             3.4%           6.4           5.5
Livestock                 0.2             0.1%           0.2           0.1
Metals                    1.8             1.0%           1.8           1.8
Softs                     0.7             0.4%           0.8           0.5
Stock indices             9.4             5.4%          11.0           7.7

Total               $    41.9            24.0%


Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2005. Average capitalization is the average of the Partnership's capitalization at the end of each of the six months ended June 30, 2005. Dollar amounts represent millions of dollars.





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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On July 1, 2005, the Partnership sold Interests to existing and new limited partners in the amount of $1,007,007. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended June 30, 2005:


Date of                          Limited            Special Limited        Total
Withdrawal                      Partners               Partners
----------------------------------------------------------------------------------------

April 30, 2005            $       (6,290,496)    $        (5,000)       $   (6,295,496)
May 31, 2005                     (15,610,195)                  -           (15,610,195)
June 30, 2005                     (1,152,953)            (15,000)           (1,167,953)
                          --------------------------------------------------------------
Total                     $      (23,053,644)    $       (20,000)       $  (23,073,644)
                          ==============================================================




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


  By:  Millburn Ridgefield Corporation,
       General Partner

  Date: August 15, 2005
                             /s/ Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)