Form 10-Q
period 2005-09-30
NESTOR PARTNERS
filed 2005-11-14
CIK 888471

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  September 30, 2005
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

                                        Yes [ ]         No [X]

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2005 and 2004 (unaudited)



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



(a) At September 30, 2005 (unaudited) and December 31, 2004
(b) For the three and nine months ended September 30, 2005 and 2004 (unaudited)
(c) For the nine months ended September 30, 2005 and 2004 (unaudited)

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  NESTOR PARTNERS
                         STATEMENTS OF FINANCIAL CONDITION


                                                                   UNAUDITED
                                                                  September 30    December 31
                                                                      2005            2004
                                                                 ----------------------------
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes-at market value
  (amortized cost $54,881,514 and $46,930,539)                   $ 54,735,123   $ 46,848,072
Net unrealized appreciation (depreciation)
  on open futures and forward currency contracts                    8,346,604      4,523,726
Due from brokers                                                   10,649,264      6,193,636
Cash denominated in foreign currencies
  (cost $3,240,655 and $2,129,278)                                  3,199,044      2,169,971
                                                                 ---------------------------
Total equity in trading accounts                                   76,930,035     59,735,405

INVESTMENTS IN U.S. TREASURY NOTES--at market value
  (amortized cost $82,096,318 and $133,147,061)                    81,910,609    133,032,588
CASH AND CASH EQUIVALENTS                                          16,207,291     16,278,049
ACCRUED INTEREST RECEIVABLE                                           746,710        472,441
                                                                 ---------------------------
TOTAL                                                            $175,794,645   $209,518,483
                                                                 ===========================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital withdrawals payable                                      $  5,264,654   $ 12,993,466
Capital contributions received in advance                           2,355,000      2,165,900
Accrued brokerage fees                                                398,819        475,296
Accrued expenses                                                      306,254        305,683
                                                                 ---------------------------
Total liabilities                                                   8,324,727     15,940,345


PARTNERS' CAPITAL                                                 167,469,918    193,578,138
                                                                 ---------------------------

TOTAL                                                            $175,794,645   $209,518,483
                                                                 ===========================


See notes to financial statements


                                NESTOR PARTNERS
                       CONDENSED SCHEDULE OF INVESTMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)





                                                                        NET
                                                                     UNREALIZED
                                                    % OF PARTNERS' APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                 CAPITAL    (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
   Energies                                                 0.25%   $   419,067
   Grains                                                   0.03         44,663
   Interest rates                                          (1.36)    (2,281,163)
   Livestock                                                0.01         10,120
   Metals                                                   0.89      1,492,236
   Softs                                                    0.16        274,434
   Stock indices                                            2.22      3,724,041
                                                     --------------------------
    Total long futures contracts                            2.20      3,683,398
                                                     --------------------------
  Short futures contracts:
   Grains                                                   0.01         20,715
   Interest rates                                           0.33        554,654
   Livestock                                               (0.06)      (103,380)
   Metals                                                  (0.06)       (99,723)
   Softs                                                   (0.17)      (278,325)
                                                     --------------------------
    Total short futures contracts                           0.05         93,941
                                                     --------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                  2.25      3,777,339
                                                     --------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts                   1.25      2,090,634
    Total short forward currency contracts                  1.48      2,478,631
                                                     --------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                             2.73      4,569,265
                                                     --------------------------

TOTAL                                                       4.98%   $ 8,346,604
                                                     ==========================

                                                                     (Continued)





See notes to financial statements




                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                         SEPTEMBER 30, 2005 (UNAUDITED)

 U.S. TREASURY NOTES
                                                    % OF PARTNERS'
 FACE AMOUNT         DESCRIPTION                       CAPITAL         VALUE
--------------------------------------------------------------------------------

 $44,380,000    U.S. Treasury notes, 1.875%, 11/30/05   26.43%     $ 44,269,050
  34,055,000    U.S. Treasury notes, 1.625%, 02/28/06   20.15        33,746,377
  44,680,000    U.S. Treasury notes, 2.500%, 05/31/06   26.42        44,240,181
  14,600,000    U.S. Treasury notes, 2.375%, 08/15/06    8.59        14,390,124
                                                     ---------------------------
            Total investments in U.S. Treasury notes
                (amortized cost $136,977,832)           81.59%    $ 136,645,732
                                                     ===========================
                                                                     (Concluded)

See notes to financial statements





                                NESTOR PARTNERS
                       CONDENSED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 2004



                                                                        NET
                                                                     UNREALIZED
                                                    % OF PARTNERS' APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
   Energies                                                (0.23)%  $  (453,238)
   Interest rates                                           0.01         20,112
   Livestock                                                0.02         36,230
   Metals                                                   0.06        128,996
   Softs                                                    0.08        153,181
   Stock indices                                            0.82      1,588,752
                                                     --------------------------
    Total long futures contracts                            0.76      1,474,033
                                                     --------------------------
  Short futures contracts:
   Energies                                                 0.20        369,720
   Grains                                                   0.15        283,181
   Interest rates                                           0.01         17,599
   Metals                                                   0.03         64,779
   Softs                                                   (0.04)       (67,820)
                                                     --------------------------
    Total short futures contracts                           0.35        667,459
                                                     --------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                  1.11      2,141,492
                                                     --------------------------
FORWARD CONTRACTS
    Total long forward currency contracts                   3.55      6,865,386
    Total short forward currency contracts                 (2.32)    (4,483,152)
                                                     --------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                             1.23      2,382,234
                                                     --------------------------

TOTAL                                                       2.34%   $ 4,523,726
                                                     ==========================

                                                                     (Continued)
See notes to financial statements






                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

 U.S. TREASURY NOTES
                                                        % OF PARTNERS'
 FACE AMOUNT         DESCRIPTION                           CAPITAL        VALUE
--------------------------------------------------------------------------------

 $ 60,230,000   U.S. Treasury notes, 1.500%, 02/28/05      31.09%  $ 60,192,357
   60,230,000   U.S. Treasury notes, 1.250%, 05/31/05      30.96     59,928,850
   60,230,000   U.S. Treasury notes, 1.875%, 11/30/05      30.87     59,759,453
                                                     --------------------------
            Total investments in U.S. Treasury notes
                 (amortized cost $180,077,600)             92.92%  $179,880,660
                                                     ===========================

                                                                     (Concluded)

See notes to financial statements





                               NESTOR PARTNERS
                    STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30  SEPTEMBER 30
                                                            2005           2004
                                                      ----------------------------
INVESTMENT INCOME:
  Interest income                                     $  1,240,684    $    556,677
                                                      ----------------------------

EXPENSES:
  Brokerage fees                                         1,133,995       1,250,164
  Administrative expenses                                  103,956         110,568
  Custody fees                                               5,201           7,688
                                                      ----------------------------
   Total expenses                                        1,243,152       1,368,420
                                                      ----------------------------

NET INVESTMENT LOSS                                         (2,468)       (811,743)
                                                      ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                 9,533,350     (17,492,534)
  Foreign exchange translation                            (138,053)         (4,365)
Net change in unrealized appreciation:
  Futures and forward currency contracts                 2,316,544       7,526,589
  Foreign exchange translation                               9,826          16,894
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized depreciation                   (109,532)        106,732
                                                      ----------------------------
   Total net realized and unrealized gains (losses)     11,612,135      (9,846,684)
                                                      ----------------------------


NET INCOME (LOSS)                                       11,609,667     (10,658,427)
LESS PROFIT SHARE TO GENERAL PARTNER                       395,745           4,227
                                                      ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                     $ 11,213,922    $(10,662,654)
                                                      ============================

See notes to financial statements




                             NESTOR PARTNERS
                   STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30   SEPTEMBER 30
                                                           2005           2004
                                                      ----------------------------
INVESTMENT INCOME:
  Interest income                                     $  3,402,074    $  1,685,681
                                                      ----------------------------

EXPENSES:
  Brokerage fees                                         3,747,955       4,077,289
  Administrative expenses                                  326,444         376,263
  Custody fees                                              21,227          22,643
                                                      ----------------------------
   Total expenses                                        4,095,626       4,476,195
                                                      ----------------------------

NET INVESTMENT LOSS                                       (693,552)     (2,790,514)
                                                     ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  (558,376)    (29,136,713)
  Foreign exchange translation                            (110,977)        141,416
Net change in unrealized appreciation:
  Futures and forward currency contracts                 3,822,878      (4,417,810)
  Foreign exchange translation                             (82,302)        (19,648)
Net losses from U.S. Treasury notes:
  Net change in unrealized depreciation                   (135,160)       (287,668)
                                                      ----------------------------
   Total net realized and unrealized gains (losses)      2,936,063     (33,720,423)
                                                      ----------------------------


NET INCOME (LOSS)                                        2,242,511     (36,510,937)
LESS PROFIT SHARE TO GENERAL PARTNER                       402,756          30,718
                                                      ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                     $  1,839,755    $(36,541,655)
                                                      ============================

See notes to financial statements



                                 NESTOR PARTNERS
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:
                                                                        NEW
                                                    SPECIAL            PROFIT
                                   LIMITED          LIMITED             MEMO          GENERAL
                                   PARTNERS         PARTNERS          ACCOUNT         PARTNER          TOTAL
                                ---------------------------------------------------------------------------------

PARTNERS' CAPITAL-
  January 1, 2005               $ 152,324,173    $  37,543,063    $        --      $   3,710,902    $ 193,578,138
Contributions                       8,473,963        1,958,954             --               --         10,432,917
Withdrawals                       (37,093,353)      (1,206,582)            --           (483,713)     (38,783,648)
Net income                            269,119        1,821,291               22          152,079        2,242,511
General Partner's allocation:
  New Profit-Accrued                 (402,756)            --                364          402,392             --
Transfer of New Profit Memo
  Account to General Partner             --               --               --               --               --
                                ---------------------------------------------------------------------------------
PARTNERS' CAPITAL-
  September 30, 2005            $ 123,571,146    $  40,116,726    $         386    $   3,781,660    $ 167,469,918
                                =================================================================================






FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

                                                                        NEW
                                                    SPECIAL            PROFIT
                                   LIMITED          LIMITED             MEMO          GENERAL
                                   PARTNERS         PARTNERS          ACCOUNT         PARTNER          TOTAL
                                ----------------------------------------------------------------------------------

PARTNERS' CAPITAL-
  January 1, 2004               $ 158,551,000    $  47,828,770    $        --      $   4,284,428    $ 210,664,198
Contributions                      41,479,825          662,851             --               --         42,142,676
Withdrawals                       (33,346,173)     (11,489,261)            --           (657,400)     (45,492,834)
Net loss                          (30,694,073)      (5,255,227)          (5,244)        (556,393)     (36,510,937)
General Partner's allocation:
  New Profit-Accrued                  (30,718)            --             26,491            4,227             --
Transfer of New Profit Memo
  Account to General Partner             --               --               --               --               --
                                ---------------------------------------------------------------------------------
PARTNERS' CAPITAL-
  September 30, 2004            $ 135,959,861    $  31,747,133    $      21,247    $   3,074,862    $ 170,803,103
                                =================================================================================



See notes to financial statements





                                 NESTOR PARTNERS
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)


                                                                        SPECIAL
                                                         LIMITED        LIMITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005           PARTNERS        PARTNERS
--------------------------------------------------------------------------------

RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)                         (0.80) %        2.37 %
                                                       ======================

Total expenses (a)                                        3.80 %         0.61 %
Profit share allocation (b)                               0.31 %         --   %
                                                       ----------------------
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                4.11 %         0.61 %
                                                       ======================

Total return before profit share allocation (b)           6.99 %         7.85 %
Profit share allocation (b)                              (0.33)%         --   %
                                                       ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                6.66 %         7.85 %
                                                       ======================



                                                                        SPECIAL
                                                         LIMITED        LIMITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004           PARTNERS        PARTNERS
--------------------------------------------------------------------------------


RATIOS TO AVERAGE CAPITAL:
Net investment income (loss) (a)                         (2.44)%         0.64 %
                                                       ======================

Total expenses (a)                                        3.71 %         0.62 %
Profit share allocation (b)                               --   %         --   %
                                                       ----------------------
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                3.71 %         0.62 %
                                                       ======================

Total return before profit share allocation (b)          (5.67)%        (4.94)%
Profit share allocation (b)                               --   %         --   %
                                                       ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION               (5.67)%        (4.94)%
                                                       ======================

(a) annualized
(b) not annualized

See notes to financial statements



                                 NESTOR PARTNERS
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)


                                                                       SPECIAL
                                                          LIMITED      LIMITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005             PARTNERS      PARTNERS
--------------------------------------------------------------------------------

Ratios to average capital:
Net investment income (loss) (a)                            (1.29)%      2.02 %
                                                       ======================

Total expenses (a)                                           3.90 %      0.61 %
Profit share allocation (b)                                  0.29 %        -- %
                                                       ----------------------
Total expenses and profit share allocation                   4.19 %      0.61 %
                                                       ======================

Total return before profit share allocation (b)              2.17 %      4.71 %
Profit share allocation (b)                                 (0.32)%        -- %
                                                       ----------------------
Total return after profit share allocation                   1.85 %      4.71 %
                                                       ======================





                                                                       SPECIAL
                                                          LIMITED      LIMITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004             PARTNERS      PARTNERS
--------------------------------------------------------------------------------

Ratios to average capital:
Net investment income (loss) (a)                            (2.47)%      0.43 %
                                                       ======================

Total expenses (a)                                           3.59 %      0.67 %
Profit share allocation (b)                                    -- %        -- %
                                                       ----------------------
Total expenses and profit share allocation                   3.59 %      0.67 %
                                                       ======================

Total return before profit share allocation (b)            (17.22)%    (15.34)%
Profit share allocation (b)                                    -- %        -- %
                                                       ----------------------
Total return after profit share allocation                 (17.22)%    (15.34)%
                                                       ======================

(a) annualized
(b) not annualized

See notes to financial statements


NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners' (the "Partnership") financial condition at September 30, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the "General Partner"), The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $103,956 and $326,444, respectively, during the three and nine month periods ended September 30, 2005, of which $75,637 and $224,324, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2005 there were no redemption charges owed to the General Partner.

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

RESULTS OF OPERATIONS

During its operations through the three and nine month periods ending September 30, 2005, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2005 and 2004. Profit share earned (from Limited Partners' redemptions) is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.

Three months ended:                   Sep 30, 2005       Sep 30, 2004
                                      ------------       ------------
Profit share earned                      $     364          $    --
Profit share accrued(1)                    402,392              4,227
Profit share reversal(2)                    (7,011)              --
                                         ---------          ---------
Total profit share                       $ 395,745          $   4,227




Nine months ended:                    Sep 30, 2005       Sep 30, 2004
                                      ------------       ------------
Profit share earned                      $     364          $  26,491
Profit share accrued(1)                    402,392              4,227
Profit share reversal                          n/a                n/a
                                         ---------          ---------
Total profit share                       $ 402,756          $  30,718

(1) At September 30
(2) Accrued at June 30, reversed on July 1

                                      TOTAL PARTNERS'
MONTH ENDING:                            CAPITAL
--------------------------------------------------------------------------------

September 30, 2005                   $   167,469,918
June 30, 2005                            160,792,390
December 31, 2004                        193,578,138


--------------------------------------------------------------------------------
                        Periods ended September 30, 2005
--------------------------------------------------------------------------------

                                           THREE MONTHS          NINE MONTHS
                                        ----------------------------------------
Change in Partners' Capital              $  6,677,528          $ (26,108,220)
Percent Change                                   4.15%                -13.49%



THREE MONTHS ENDED SEPTEMBER 30, 2005

The increase in the Partnership's net assets of $6,677,528 was attributable to contributions of $3,475,083 and net income from operations (before profit share) of $11,609,667, which was partially offset by withdrawals of $8,407,222.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2005 decreased $116,169 relative to the corresponding period in 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended September 30, 2005 decreased $6,612 relative to the corresponding period in 2004. The decrease was attributable to a decrease in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended September 30, 2005 increased $684,007 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a decrease in the Partnership's U.S. Treasury holdings as a result of net redemptions.

During the three months ended September 30, 2005, the Partnership experienced net realized and unrealized gains of $11,612,135 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,133,995, administrative expenses of $103,956, custody fees of $5,201 and an accrued and earned profit share to the General Partner (net of reversal at July 1, 2005 for $7,011) of $395,745 were incurred. Interest income of $1,240,684 partially offset the Partnership's expenses resulting in a net income after profit share to General Partner of $11,213,922. An analysis of the trading gain (loss) by sector is as follows:

                                              % GAIN
                     SECTOR                    LOSS
                ------------------         ------------
                Currencies                       0.92%
                Energies                         3.32%
                Grains                          -0.83%
                Interest Rates                  -4.25%
                Livestock                       -0.29%
                Metals                           0.45%
                Softs                            0.05%
                Stock Indices                    7.98%
                                           ------------
                TOTAL                            7.35%

NINE MONTHS ENDED SEPTEMBER 30, 2005

The decrease in the Partnership's net assets of $26,108,220 was attributable to withdrawals of $38,783,648 which was partially offset by contributions of $10,432,917 and net income from operations (before profit share) $2,242,511.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2005 decreased $329,334 relative to the corresponding period in 2004.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the nine months ended September 30, 2005 decreased $49,819 relative to the corresponding period in 2004. The decrease was attributable to a decrease in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the nine months ended September 30, 2005 increased $1,716,393 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a decrease in the Partnership's cash and U.S. Treasury holdings.

During the nine months ended September 30, 2005, the Partnership experienced net realized and unrealized gains of $2,936,063 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $3,747,955, administrative expenses of $326,444, custody fees of $21,227 and an accrued profit share to the General Partner of $402,756 were incurred. Interest income of $3,402,074 partially offset the Partnership's expenses resulting in net income after profit to General Partner of $1,839,755. An analysis of the trading gain (loss) by sector is as follows:

                                              % GAIN
                     SECTOR                    LOSS
                ------------------         -------------
                Currencies                       -4.81%
                Energies                          3.67%
                Grains                           -3.02%
                Interest Rates                    3.38%
                Livestock                        -0.53%
                Metals                           -1.00%
                Softs                            -0.99%
                Stock Indices                     6.62%
                                           -------------
                TOTAL                             3.32%

                                       TOTAL PARTNERS'
MONTH ENDING:                              CAPITAL
-------------------------------------------------------

September 30, 2004                     $ 170,803,103
June 30, 2004                            188,864,906
December 31, 2003                        210,664,198


     ---------------------------------------------------------------------
                        Periods ended September 30, 2004
     ---------------------------------------------------------------------

                                    Three Months       Nine Months
                                  ----------------------------------
Change in Partners' Capital       $   (18,061,803)   $  (39,861,095)
Percent Change                              -9.56%           -18.92%


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

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended September 30, 2004 decreased $8,684 relative to the corresponding period in 2003. The decrease was attributable to a decrease in the Partnership's net assets.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers. Interest income for the three months ended September 30, 2004 increased $45,243 relative to the corresponding period in 2003. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a decrease in the Partnership's net assets.

During the three months ended September 30, 2004, the Partnership experienced net realized and unrealized losses of $9,846,684 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,250,164, administrative expenses of $110,568, custody fees of $7,688 and accrued profit share allocation to the General Partner of $4,227 were incurred. Interest income of $556,677 partially offset the Partnership's expenses resulting in a net loss of $10,662,654. An analysis of the trading gain
(loss) by sector is as follows:

                                        % GAIN
                     SECTOR              LOSS
                ------------------  -------------

                Currencies              (5.59)%
                Energies                 1.93 %
                Grains                   0.44 %
                Interest rates          (0.85)%
                Metals                   0.09 %
                Softs                    0.08 %
                Stock indices           (1.52)%
                                  -------------
                Total                   (5.42)%


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

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the nine months ended September 30, 2004 increased $64,538 relative to the corresponding period in 2003. The increase was attributable to an increase in the Partnership's average net assets during the period ended September 30, 2004 relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers. Interest income for the nine months ended September 30, 2004 increased $140,984 relative to the corresponding period in 2003. This increase was attributable to an increase in short-term Treasury yields and an increase in the Partnership's average net assets during the nine months ended September 30, 2004.

The Partnership experienced net realized and unrealized losses of $33,720,423 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $4,077,289, administrative expenses of $376,263, custody fees of $22,643 and accrued profit share allocation to the General Partner of $30,718 were incurred. Interest income of $1,685,681 partially offset the Partnership's expenses resulting in a net loss of $36,541,655. An analysis of the trading gain (loss) by sector is as follows:



                                        % GAIN
                     SECTOR              LOSS
                ------------------  -------------

                Currencies             (16.06)%
                Energies                 3.60 %
                Grains                   0.53 %
                Interest rates           0.39 %
                Metals                  (0.82)%
                Softs                    0.21 %
                Stock indices           (3.68)%
                                  -------------
                Total                  (15.83)%

MANAGEMENT DISCUSSION - 2005
----------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2005

For the three month period ended September 30, 2005, the Partnership's Limited Partners and Special Limited Partners posted gains, net of fees, of 6.66% and 7.85%, respectively. Strong profits from trading stock index and energy futures, along with smaller gains from trading metal futures and cross currency positions, keyed the quarterly advance. Interest rate trading was unprofitable and to a lesser extent so were U.S. dollar trading against foreign currencies and agricultural commodity trading.

Global stock markets advanced broadly during the quarter. Fourteen of the fifteen long index positions registered gains. Asian, European, U.S., and South African markets all moved higher. Japanese indices displayed the largest increases as more evidence emerged of an end to Japan's long period of recession and deflation.

Energy prices rose further, and became increasingly more volatile during the period due to the interplay of hurricanes in the U.S., continuing Middle East turmoil, growing demand from the emerging world, and uncertainties about the growth dampening effects of the Federal Reserve's persistent interest rate increases. As a result, long positions in crude, crude products and natural gas were profitable.

Metal trading was fractionally profitable. Long positions in copper, gold, zinc and platinum produced gains that outweighed losses from trading nickel, lead, aluminum and silver.

Cross currency trading was also profitable in the quarter. Generally, long positions in high interest rate currencies produced gains. Hence, long Australian dollar, Canadian dollar and sterling positions relative to the yen, and short euro positions relative to the Polish Zloty and Canadian dollar were profitable. On the other hand, trading of the U.S. dollar against foreign currencies was somewhat negative. There were gains from short dollar trades against Canada, Brazil, and Japan, but these were overwhelmed by losses from trading the dollar versus twelve other currencies.

Interest rates rose rather broadly as the Fed continued to raise the official rate, as growth in emerging economies remained strong, as Japan showed signs of exiting from its protracted slump, and as high prices for oil and commodities induced inflation fears that periodically roiled markets. Therefore, long note and bond positions for the U.S., Japan, Canada, Australia, Great Britain, and Europe produced losses. Long positions in short-term interest rate futures in Canada, Europe and the U. K. also had negative outcomes. On the other hand, short positions in U.S. short rates were profitable.

Grain prices were volatile and grain trading was fractionally unprofitable. A short cattle trade was unprofitable. Finally, the gain from a long sugar trade offset the loss from a short cotton position.

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

MANAGEMENT DISCUSSION - 2004
----------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS
-------------------------------------------------------------------

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended September 30, 2005. During the nine months ended September 30, 2005, the Partnership's average total capitalization was approximately $169,685,000.

                     Average                          Highest         Lowest
                      Value       % of Average         Value           Value
Market Sector        at Risk       Capitalization     at Risk         at Risk
--------------------------------------------------------------------------------
Currencies           $  21.5           12.7%         $  25.2         $  18.2
Energies                 1.5            0.9%             1.7             1.3
Grains                   0.4            0.2%             0.5             0.2
Interest rates           5.4            3.2%             6.4             4.4
Livestock                0.1            0.1%             0.2             0.1
Metals                   1.8            1.1%             1.9             1.8
Softs                    0.9            0.5%             1.4             0.5
Stock indices            9.4            5.5%            11.0             7.7

Total                $  41.0           24.2%


Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2005. Average capitalization is the average of the Partnership's capitalization at the end of each of the nine months ended September 30, 2005. Dollar amounts represent millions of dollars.


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

The following table summarizes Interests redeemed during the three months ended September 30, 2005:

                                           SPECIAL
DATE OF                    LIMITED         LIMITED
WITHDRAWAL                 PARTNERS        PARTNERS          TOTAL
------------------------------------------------------------------------

July 31, 2005            $  (829,419)     $      --        $  (829,419)
August 31, 2005           (2,313,149)            --         (2,313,149)
September 30, 2005        (5,244,325)         (20,330)      (5,264,655)
                         ---------------------------------------------
TOTAL                    $(8,386,893)     $   (20,330)     $(8,407,223)
                         =============================================



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


  By:  Millburn Ridgefield Corporation,
       General Partner

  Date: November 11, 2005
                             /s/  TOD A. TANIS
                             -----------------
                                  Tod A. Tanis
                                 Vice-President
                         (principal accounting officer)