Form 10-K
period 2005-12-31
NESTOR PARTNERS
filed 2006-03-31
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2005, 2004 and 2003 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of December 31, 2005, the aggregate net asset value of the Partnership was $170,951,921. The value at December 31, 2005 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $40,681.79, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1977 to December 31, 2005.

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

(c)   Narrative description of business

The Partnership engages in the speculative trading of futures, options on futures, and forward contracts. The Partnership’s sole trading adviser is the General Partner. The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock index futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market. The objective of the General Partner’s trading method is to participate in all major sustained price moves in the markets traded. The General Partner’s approach is medium-term to long-term in nature. The General Partner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.

The General Partner is engaged in an ongoing research effort to improve its trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures trading depends on two factors;  development and selection of the trading systems used in each market, and allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, portfolio sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system makes any money.

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and allocate risk across a wide array of markets, so as to contain overall portfolio risk in the targeted range, while allowing exposure to profitable trend opportunities. Over the last 30 years, the General Partner has developed hundreds of trading systems. These intermediate- to long-term trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

Systems can be materially different – better in some periods and worse in others. The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating at all times. Since the early 1980’s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints. The markets traded and allocations are reviewed monthly, although changes may occur less frequently. The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, depth of markets, breadth of markets, professional judgment, desired diversification and transaction costs. Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the portfolio. The current allocation to any market in the portfolio does not exceed 3%.

Risk is a function of both price level and price volatility. In attempting to assess market volatility as a means of monitoring and evaluating risk, the General Partner uses its volatility overlay as a part of individual market risk management. This system is designed to measure the risk in the portfolio’s position in each market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges. It is applied to the systematic strategies described above. A secondary benefit of the volatility overlay can be timely profit taking. Because markets tend to become more volatile after a profitable trend has been long underway, the volatility overlay often signals position reductions before trend reversals.

In addition to the volatility overlay, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets and control of leverage and portfolio size.  There are, however, no restrictions on the amount of leverage the General Partner may use at any time.

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

The Partnership’s cash and U.S. Treasury instruments are used by the Partnership to engage in its trading activities and as reserves to support that trading. The Partnership’s assets deposited with the Partnership’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments. Partnership assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or U.S. Treasury instruments.

The Partnership does not engage in lending (other than through permitted securities investments). The General Partner does not anticipate making any distributions of Partnership profits, if any.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the UBS Financial Services Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank A.G., to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

Item 1A.   Risk Factors

Risk of Loss. An investor may incur significant losses on an investment in the Partnership. The General Partner cannot provide any assurance that investors will not lose all or substantially all of their investment.

Past Performance Records.   Although the General Partner has significant experience trading customer funds in the futures markets, and the Partnership itself has traded successfully since inception, PAST PERFORMANCE

IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS. Returns recognized by any given investor are materially affected by when that investor invested in the Partnership.

Futures and Forward Contract Trading Is Volatile. Trading in the futures and forward markets typically results in volatile performance. Several occasions in the recent past have witnessed sudden and major reversals in these markets, resulting in major losses for traders. The performance record of the General Partner’s trading has exhibited a considerable degree of volatility.

Highly Leveraged Trading.   The low margin deposits normally required in futures and forward trading permit an extremely high degree of leverage. The Partnership may frequently hold positions with a gross value several times in excess of the Partnership’s Net Assets. Consequently, even a slight movement in the prices of its open positions could result in significant losses.

Markets May Be Illiquid or Disrupted.   Most United States futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily limits.”  During a single trading day no trades may be executed in such contracts at prices beyond the daily limit. Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses. Also, the Commodity Futures Trading Commission (the “CFTC”) or exchanges may suspend or limit trading. Trading on non-United States exchanges may also be subject to price fluctuation limits and are otherwise subject to periods of significant illiquidity. Trading in the forward currency markets is not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

Failure of Brokerage Firms and Forward Market Participants.   The Commodity Exchange Act, as amended (the “CEA”) requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds. If any of the Partnership’s commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of the Partnership might not be fully protected in the event of the bankruptcy of such broker. Furthermore, in the event of such a bankruptcy, the Partnership would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to the Partnership (for example, United States Treasury bills or cash deposited by the Partnership with such broker) was held by such broker. Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them. Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

In respect of its forward trading, the Partnership will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the principals or agents with or through which the Partnership trades. Any failure or refusal to discharge their contractual obligations by the counterparties with which the Partnership deals on the forward markets, whether due to insolvency, bankruptcy or other causes, could subject the Partnership to substantial losses. The Partnership will not be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts which in the General Partner’s strategy were to have substantially “covered” the former. The Partnership deals in the forward markets only with major financial institution counterparties which the General Partner considers to be creditworthy. However, defaults have occurred in the forward markets, and the risk of such defaults cannot be eliminated from the Partnership’s trading.

Certain Special Considerations Related to Forward Trading.   None of the CFTC, National Futures Association (“NFA”), futures exchanges or banking authorities currently regulate forward trading. Because a principal portion of the Partnership’s currency trading takes place in the forward markets, prospective investors must recognize that much of the Partnership’s activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies. Partnership funds on deposit with the currency forward counterparties with which the Partnership trades are not protected by the same segregation requirements imposed on CFTC regulated commodity brokers in respect of customer funds deposited with them. Although the

Partnership deals only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Partnership to the loss of its entire deposit with such counterparty. The forward markets are well established. However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Partnership.

Trading in Options.   The General Partner has traded futures and forward options on behalf of the Partnership in the past and may trade such instruments in the future. Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are somewhat different. For example, the assessment of near-term market volatility - which is directly reflected in the price of outstanding options - can be of much greater significance in trading options than it is in many long-term futures strategies. The use of options can be extremely expensive if market volatility is incorrectly predicted.

Trading on Futures Exchanges Outside the United States.   The General Partner trades on futures exchanges outside the United States on behalf of the Partnership. Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges. For example, some non-U.S. exchanges, in contrast to United States exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearing corporation. In such cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Partnership has entered into a futures contract. Trading on foreign exchanges involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Partnership’s trading activities. In trading on foreign exchanges, the Partnership is also subject to the risk of changes in the exchange rates between the United States dollar and the currencies in which the foreign contracts are settled.

Substantial Charges to Partnership.   The Partnership is obligated to pay the General Partner brokerage commissions and annual operating expenses regardless of whether the Partnership is profitable. (Operating expenses are limited to 1/4 of 1% per annum of the average month-end Net Assets of the Partnership.)  In addition, the General Partner receives, with respect to each Interest, a profit share of 20% of any increase in Trading Profits over the previous high point in Trading Profits at the end of each fiscal year. Trading Profits are based upon the increase in value of each Interest at the end of each fiscal year (or when an Interest is redeemed) including any unrealized appreciation in open futures and forward positions. Such appreciation may never be realized by the Partnership.

Because investors will purchase Interests at different times they may recognize different amounts of Trading Profits. Each limited partner will pay a profit share only on Trading Profits applicable to its Interests. Investors who make multiple investments in the Partnership will receive separate Interests for purposes of tracking the profit share. As a result, investors who own multiple Interests may pay a profit share in respect of some of their Interests even if they experience a loss on an aggregate basis.

Forward trading is conducted in a principals’ market in which counterparties buy and sell currencies among each other, including a “bid-ask” spread in their pricing. Institutions trading in such markets do not pay brokerage commissions in addition to such spreads. It is not possible to quantify the “bid-ask” spreads paid by the Partnership in respect of its currency trading because it is not possible for the Partnership to know what, if any, profit its counterparty is making on the forward trades into which it enters. However, these spreads represent a significant execution cost to the Partnership.

Trading Decisions Based on Technical Systems.   Trading decisions of the General Partner are not determined by analysis of fundamental supply and demand factors, general economic factors or anticipated world events, but by technical trading systems involving trend analysis and other factors and the money management principles developed by the General Partner and its affiliates. The profitability of any trading system involving technical trend analysis depends upon the occurrence in the future of significant sustained price moves in at least some of the markets traded. Without such sustained price moves in at least some of the markets traded, the General Partner’s trend-following systems are unlikely to produce profits and the Partnership could suffer significant losses.

Discretionary Aspects of the General Partner’s Strategies. Although the General Partner applies highly systematic strategies, these strategies retain certain discretionary aspects. Decisions, for example, to adjust the size of positions indicated by the systematic strategies, which futures contracts to trade and method of order entry, require judgmental input from the General Partner’s principals. Discretionary decision-making may result in the General Partner’s making unprofitable trades in situations when a more wholly systematic approach would not have done so.

Possible Effects of Technical Trading Systems.   There has been, in recent years, a substantial increase in interest in technical futures trading systems, particularly trend-following systems. As the capital under the management of trading systems based on the same general principles increases, an increasing number of traders may attempt to initiate or liquidate substantial positions at or about the same time as the Partnership, or otherwise alter historical trading patterns or affect the execution of trades, to the significant detriment of the Partnership.

Although the Partnership is as likely to be profitable as unprofitable in up or down markets, there is some tendency for managed futures products — particularly those managed by systematic, trend-following advisors — to perform similarly during the same or approximately the same periods. Prospective investors must recognize that, irrespective of the skill and expertise of the General Partner, the success of the Partnership may be substantially dependent on general market conditions over which the General Partner has no control.

In addition, there has been an increase in the use of trading systems employing counter-trend techniques that attempt to profit from the wide use of trend following systems by running stop points or otherwise. The increased use of such techniques could alter trading patterns the General Partner attempts to exploit to the detriment of the Partnership.

Changes in Trading Method.   The General Partner may modify its trading method without approval by or notice to limited partners. Modifications may include changes in or substitution of technical trading systems, risk control overlays, money management principles and markets traded and introduction of non-technical factors and methods of analysis and non-trend-following technical systems and methods of analysis. The trading systems to be utilized by the General Partner are proprietary and confidential.

Possible Effects of Speculative Position Limits.   The CFTC and United States exchanges have established limits referred to as “position limits” on the maximum net long or net short speculative futures position which any person may hold or control in particular futures contracts. Generally, banks and dealers do not impose such limits with respect to forward contracts in currencies. All futures accounts managed by the General Partner and its affiliates are combined for position limit purposes. With respect to trading in futures contracts subject to position limits (for example, corn, wheat, cotton, soybeans, soybean meal and oil), the General Partner may reduce the size of the positions which would otherwise be taken for the Partnership to avoid exceeding the limits. If position limits are exceeded by the General Partner in the opinion of the CFTC or any other regulatory body, exchange or board, the General Partner will liquidate positions in all accounts under its management, including the Partnership, as nearly as possible in proportion to respective amounts of equity in each account to the extent necessary to comply with applicable position limits.

Other Clients of the General Partner and Its Affiliates.   The General Partner manages futures and forward accounts other than the Partnership, including accounts in which the General Partner, its principals and employees have significant investments. The General Partner and its affiliates may manage additional accounts in the future. It is possible that such accounts may be in competition with the Partnership for the same or similar positions in the futures and forward markets. The General Partner intends generally to use similar trading methods for the Partnership and all other systematic accounts the General Partner and its affiliates manage. The General Partner will not knowingly or deliberately use systems for any account that are inferior to systems employed for any other account or favor any account over any other account. No assurance is given, however, that the results of the Partnership’s trading will be similar to that of other accounts concurrently managed by the General Partner or its affiliates.

Possible Adverse Effects of Increasing the Assets Managed by the General Partner. The General Partner has not agreed to limit the amount of additional equity which it may manage. The rates of return achieved by trading advisors often tend to degrade as assets under management increase. There can be no assurance that the

General Partner’s strategies will not be adversely affected by additional equity, including the Partnership’s account, accepted by the General Partner.

Dependence on Key Personnel.   Despite the systematic methods used by the General Partner, it is dependent on the services of a limited number of key persons. The loss of any such persons could make it more difficult for the General Partner to continue to manage the Partnership.

Limited Ability to Liquidate Investment in Interests.   An investment in an Interest cannot be immediately liquidated by a limited partner. Interests may be transferred only under limited circumstances and no market for Interests will exist at any time. A limited partner can liquidate his investment through redemption of his Interest. A limited partner may require the Partnership to redeem all or a portion of his Interest as of the last day of any month on fifteen days’ written notice to the General Partner. Because notices of redemption must be submitted significantly in advance of the actual redemption date, the value received upon redemption may differ significantly from the value of the Interest at the time a decision to redeem is made. Furthermore, because redemptions are only permitted at month-end, investors are not able to select the value, or even the approximate value, at which they will redeem their Interests.

Conflicts of Interest.   The Partnership will be subject to a number of actual and potential conflicts of interest. Such conflicts may include, among other things, the possibility of the General Partner, a commodity broker for the Partnership or any of their respective affiliates favoring other customer accounts or their own proprietary trading in certain respects over that of the Partnership.

Limited Partners Will Not Participate in Management.   Purchasers of Interests will not be entitled to participate in the management of the Partnership or the conduct of its business. Such authority is vested solely in the General Partner.

Profits Included in Taxable Income Whether or Not Cash or Other Property is Distributed.   The Partnership is not required to make any distributions of cash or other property to the partners. If the Partnership has taxable income for a fiscal year, such income will be taxable to limited partners who are U.S. taxpayers in accordance with their allocable shares of the Partnership’s profits, irrespective of the fact that no cash or other property has been distributed to them. Accordingly, the tax liability of limited partners for any profits of the Partnership will almost certainly exceed any distributions received from it.

Possible Limitation on Deductibility of “Investment Advisory Fees.”   Noncorporate investors may be required to treat the amount of any incentive profit shares as well as a portion of the brokerage commissions and other ordinary expenses of the Partnership, as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. Any such classification of these amounts could substantially increase the amount of the Partnership’s profits (if any) subject to tax.

“Passive” Losses.  Any income derived from the Partnership’s trading activities will constitute “Portfolio Income” or other income not from a passive activity, which means that losses resulting from a limited partner’s other passive activities cannot be offset against such income.

Possibility of Tax Audit.  There can be no assurance that the Partnership’s tax returns will not be audited by the Internal Revenue Service or that adjustments to such returns will not be made as a result of such an audit. If an audit results in an adjustment, limited partners may be required to pay additional taxes, plus interest and possibly penalties and additions to tax.

Possible Changes in the Tax Code.  In recent years, the United States federal income tax law has undergone repeated and substantial changes, a number of which have been materially adverse, or potentially materially adverse, to investment partnerships. It is impossible to predict what the effect of future changes in the Internal Revenue Code of 1986, as amended, will be on an investment in the Partnership.

Statutory Regulation.   Although the Partnership and the General Partner are subject to regulation by the CFTC, the Partnership is not registered under the Investment Company Act of 1940. Investors are, therefore, not accorded the protection provided by such legislation.

Future Regulatory and Market Changes.   The regulation of the United States commodities markets has undergone substantial change in recent years, a process which is expected to continue. In addition, a number of substantial regulatory changes are pending or in progress in certain foreign markets. The effect of regulatory change on the Partnership is impossible to predict but could be material and adverse.

Some concern has been expressed by various governmental authorities that the impact of speculative pools of capital, such as the Partnership, on international currency trading is making it significantly more costly and difficult for central banks and governments to influence exchange rates. This and similar concerns could lead to pressure to restrict the access of speculative capital to these markets.

In addition to regulatory changes, the economic features of the markets to be traded by the Partnership have undergone, and are expected to continue to undergo, rapid and substantial changes as new strategies and instruments have been introduced. Furthermore, the number of participants, particularly institutional participants, in the futures and forward markets appears to have expanded substantially. There can be no assurance as to how the General Partner will perform given the changes to, and increased competition in, the marketplace.

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

(b)   Holders.

As of December 31, 2005, there were 714 holders of Interests.

(c)   Dividends.

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

The Partnership did not sell any unregistered securities within the past three years which have not previously been included in the Partnership’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(f)   Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Agreement of Limited Partnership, limited Partners may withdraw capital from their capital accounts in Partnership as of the end of each calendar month. The withdrawal of capital by limited partners has no impact on the value of the capital accounts of other limited partners.

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2005:

Month	Limited Partners Amount withdrawn	Special Limited Partners Amount withdrawn

October 31, 2005	$750,466	$684
November 30, 2005	$1,892,012	—
December 31, 2005	$3,831,387	$215,000
Total	$6,473,865	$215,684

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2005, 2004, 2003, 2002 and 2001 and total assets of the Partnership at December 31, 2005, 2004, 2003, 2002 and 2001.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Income Statement Items:

Interest income	$4,819,054	$2,406,435	$2,061,312	$2,985,561	$7,983,764
Total net realized and unrealized gains (losses)*	$9,676,626	$(510,071)	$6,747,761	$38,834,784	$(9,865,332)

Expenses:
Brokerage commissions	$4,802,240	$5,497,025	$5,378,592	$4,580,773	$5,834,846
Administrative expenses (including custody fees)	$460,610	$528,584	$456,873	$393,610	$422,147
Profit share	$1,140,619	$484,760	$668,526	$3,393,398	$65,922

Net Income (loss)	$8,092,211	$(4,614,005)	$2,305,082	$33,452,564	$(8,204,483)

Balance Sheet Items:

Total assets	$180,964,978	$209,518,483	$214,486,737	$145,414,744	$155,687,931
Total partners’ capital	$170,951,921	$193,578,138	$210,664,198	$140,956,833	$153,581,240

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

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Partnership.

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2005, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2005.

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

2005

During 2005, the Partnership achieved a net realized and unrealized gain of $9,676,626 from its trading operations (including foreign exchange transactions and translations). Brokerage commissions of $4,802,240 and administrative expenses of $460,610 were paid or accrued. The Partnership paid a profit share to the General Partner of $1,140,619. Interest income of $4,819,054 partially offset the Partnership’s expenses resulting in a net gain of $8,092,211. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rates	2.20%
Currencies	(3.35)%
Stock Indices	7.97%
Metals	3.11%
Energies	1.20%
Grains	(2.81)%
Softs	(0.31)%
Livestock	(0.62)%

Total	7.39%

The Partnership produced a modest gain for the year. Equity indices were strongly profitable, and to a lesser extent so were cross rate currency positions, metals, energy and interest rates. On the other hand, sizable losses resulted from trading dollar currency positions, and lesser shortfalls came from trading grains, softs, and livestock.

International equity indices were highly profitable in 2005. Following some consolidation early in the year, non-U.S. equity indexes moved broadly higher through year end. There were gains from long positions in Asian, European, and South African equity indices. Solid growth worldwide propelled equities forward despite the headwinds that came from high energy prices and rising interest rates. Trading of U.S. stock indexes, which were range-bound for most of 2005, was not profitable, however.

Strong growth of industrial production, especially in China, underpinned demand for metals, and long positions in copper, zinc and platinum generated gains. Continuing expansion of money supply worldwide fueled demand for precious metals and long gold and silver positions were also profitable.

Energy prices were volatile, but still moved somewhat higher on balance for the year, and long positions in crude, heating oil, London gas oil, unleaded gasoline, and kerosene were slightly profitable. By the end of 2005, however, position sizes had been reduced significantly.

Interest rates were quite volatile during 2005. Early in the year, markets expected continuing declines in non-U.S. interest rates, and further advances in short term U.S. rates. Later on, however, interest rates rose rather broadly as the European Central Bank joined the Federal Reserve in raising official rates, as growth in emerging economies remained strong, as Japan showed evidence of exiting from its protracted slump, and as high prices for energy and other commodities induced inflation fears that periodically roiled markets. In this environment, profits from long non-U.S. interest rate positions during the first half of 2005 were largely offset by losses from these positions in the second half. Indeed, by year end, the portfolio’s interest rate positions had been reduced or reversed from long to short, anticipating higher interest rates.

Turning to currencies, cross rate trades based on selling low yield currencies and buying high interest rate currencies were profitable. In particular, selling yen and buying the Australian dollar, Canadian dollar and British pound was profitable, as was selling the euro and buying Polish zlotys and Canadian dollars.

Dollar trading, however, was unprofitable throughout the year. The U.S. currency was not able to sustain a trend and exhibited significant volatility, especially during the second half of 2005. As a result, 14 of the 17 currencies traded versus the dollar registered losses or no appreciable gain for the year.

Trading of agricultural commodities and livestock generated losses. Prices of corn, wheat and elements of the soybean complex experienced wide swings in 2005, and modest losses were sustained across the grain sector of the portfolio. A long sugar position was quite profitable as weather related crop shortages in Brazil and Asia increased demand for the commodity and prompted short covering as well. However, losses from trading coffee, cotton, and cocoa were more than offsetting. Livestock trading was marginally unprofitable.

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

Sector	% Gain (Loss)

Interest Rates	2.94%
Currencies	(3.05)%
Stock Indices	(2.48)%
Metals	(0.22)%
Energies	2.55%
Grains	0.45%
Softs	0.20%
Livestock	0.14%

Total	0.53%*

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

At the start of the year, long positions in note and bond futures, particularly for the U.S. and Europe, were quite profitable as sluggish European growth, concerns about a “jobless” U.S. recovery and central bank buying of treasuries drove interest rates down. Rising energy prices benefited long energy positions, and equity and metals trading were profitable. Currency trading was very unprofitable, however, as a dollar decline halted and reversed during the quarter.

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

Sector	% Gain (Loss)

Interest Rates	0.18%
Currencies	5.24%
Stock Indices	3.28%
Metals	2.02%
Energies	(1.91)%
Grains	(1.69)%
Softs	(0.38)%

Total	6.74%

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

In 2005, exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one day price fluctuation.

In 2005, the Partnership changed its method of calculating Value at Risk for forward currency contracts that are not exchange traded and began to use exchange maintenance margin requirements for equivalent or similar futures positions as the measure of Value at Risk.  The Partnership previously used dealers’ margin as the measure of Value at Risk for forward currency contracts.  Dealers’ margin rates reflect factors other than volatility such as credit and administrative considerations which are not relevant to Value at Risk.  Accordingly, the Partnership believes that, for the Partnership’s forward currency contracts, equivalent exchange maintenance margin requirements are a more appropriate indicator of Value at Risk.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal year ended December 31, 2005, calculated using the new method described above. During fiscal year 2005 and 2004, the Partnership’s average total capitalization was approximately $170.2 million and $198.1 million, respectively.

Fiscal Year 2005
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Interest Rates	$5.1	3.0%	$6.4	$3.9
Currencies	$10.1	5.9%	$13.6	$7.9
Stock Indices	$9.3	5.5%	$11.0	$7.7
Metals	$1.8	1.1%	$1.9	$1.5
Softs	$1.0	0.6%	$1.4	$0.5
Grains	$0.4	0.2%	$0.5	$0.2
Energies	$1.3	0.8%	$1.7	$0.5
Livestock	$0.2	0.1%	$0.2	$0.1
Total	$29.2	17.2%

The following tables indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years ended December 31, 2005 and 2004. The calculations have been prepared under the method used by the Partnership in prior years which considered dealer’s margin for forward currency contracts instead of exchange maintenance margin requirements.

Fiscal Year 2005

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Interest Rates	$5.1	3.0%	$6.4	$3.9

Currencies	$24.1	14.1%	$31.8	$18.2

Stock Indices	$9.3	5.5%	$11.0	$7.7

Metals	$1.8	1.1%	$1.9	$1.5

Softs	$1.0	0.6%	$1.4	$0.5

Grains	$0.4	0.2%	$0.5	$0.2

Energies	$1.3	0.8%	$1.7	$0.5

Livestock	$0.2	0.1%	$0.2	$0.1

Total	$43.2	25.4%

Fiscal Year 2004

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Interest Rates	$6.4	3.2%	$8.4	$5.2

Currencies	$28.8	14.4%	$37.3	$22.3

Stock Indices	$5.6	2.8%	$9.1	$2.2

Metals	$1.1	0.5%	$1.4	$0.9

Softs	$0.6	0.3%	$0.8	$0.3

Grains	$0.5	0.3%	$0.5	$0.5

Energies	$1.4	0.7%	$2.5	$0.9

Livestock	$0.2	0.1%	$0.2	$0.2

Total	$44.6	22.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during each fiscal year. Average Capitalization is the average of the Partnership’s capitalization at the end of each month during the fiscal year 2005 and 2004. Dollar amounts represent millions of dollars.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

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

Currencies. Exchange rate risk is a principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar. As of December 31, 2005, the Partnership’s currency exposures were in the U.S. dollar versus the Euro, Swiss Franc, Czech Krone, Polish Zloty, Norwegian Krone, Hungarian Forint, Swedish Krona, Canadian Dollar, South African Rand, New Zealand Dollar, Australian Dollar, Yen, Korean Won, Singapore Dollar, Mexican Peso and Brazilian Real. The exposure in currency crosses were in the Yen versus the Canadian Dollar, Australian Dollar, Swiss Franc and British Pound and in the Euro versus the Yen, British Pound, Swiss Franc, Polish Zloty, Norwegian Krone, and Canadian Dollar.

Stock Indices. The Partnership’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries as well as other countries. As of December 31, 2005, the Partnership’s exposures in the G-7 countries were in the: E-Mini Nasdaq 100, E- Mini S&P 500, E-Mini Russell 2000 and E-Mini Dow (United States); FTSE 100 (United Kingdom); TOPIX and Nikkei (Japan); DAX (Germany); and CAC-40 (France) stock indices. The Partnership’s exposure to stock index futures of other countries at December 31, 2005 were in the: Simex Taiwan Index (Taiwan), Simex (Singapore) ALL Shares (South Africa), SPI 200 (Australia), IBEX 35 (Spain), Hang Seng (Hong Kong), and the DJ Euro Stoxx 50 (Euro Zone) stock indices.

Metals. The Diversified Portfolio used for the Partnership trades precious and base metals. The Partnership’s metals market exposure is in gold, silver, platinum, aluminum, copper, lead, nickel, tin and zinc.

Agricultural. The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. As of December 31, 2005, the Partnership had exposure to agricultural commodities including coffee, sugar, cocoa, cotton, wheat, corn, the soybean complex as well as live cattle and hogs.

Energy. The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

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

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and allocate risk across a wide array of markets, so as to contain overall portfolio risk in the targeted range, while allowing exposure to profitable trend opportunities. Over the last 30 years, the General Partner has developed hundreds of trading systems. These intermediate- to long-term trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

Systems can be materially different – better in some periods and worse in others. The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating at all times. Since the early 1980’s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints. The markets traded and allocations are reviewed monthly, although changes may occur less frequently. The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, depth of markets, breadth of markets, professional judgment, desired diversification and transaction costs. Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the portfolio. The current allocation to any market in the portfolio does not exceed 3%.

In attempting to assess market volatility as a means of monitoring and evaluating risk, the General Partner uses its volatility overlay as a part of individual market risk management. This system is designed to measure the risk in the portfolio’s position in each market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges. It is applied to the systematic strategies described above. A secondary benefit of the volatility overlay can be timely profit taking. Because markets tend to become more volatile after a profitable trend has been long underway, the volatility overlay often signals position reductions before trend reversals.

In addition to the volatility overlay, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets. One such principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 15% to 35% of an account’s net assets, though the amount may at any time be substantially higher; (2) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

Another important risk management function is the careful control of leverage or portfolio size. Leverage levels are determined by simulating the entire portfolio—all markets, all systems, all risk control overlays, the exact weightings of the markets in the portfolio and the proposed level of leverage—over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period.

The worst case or peak-to-trough drawdown is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the General Partner considers the drawdown too severe, it reduces the leverage or portfolio size. There are, however, no restrictions on the amount of leverage the General Partner may use at any given time.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2005 and 2004, are included as Exhibit 13.01 to this report. The report of Ernst & Young LLP for the fiscal year ended December 31, 2003 is filed as Exhibit 13.02 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2005 and 2004. This information has not been audited.

	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Interest Income:	$1,416,980	$1,240,684	$1,091,606	$1,069,784
Net Realized and Unrealized Gains (Losses):	6,740,563	11,612,135	3,565,696	(12,241,768)
Expenses*:	1,167,224	1,243,152	1,334,475	1,517,999
Net Income (Loss):	6,990,319	11,609,667	3,322,827	(12,689,983)

*  Expenses are exclusive of any realized and accrued profit share to the General Partner.

	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004	First Quarter 2004
Interest Income:	$720,751	$556,677	$573,748	$555,259
Net Realized and Unrealized Gains (Losses):	33,210,354	(9,846,684)	(34,106,126)	10,232,385
Expenses*	1,549,414	1,368,420	1,505,443	1,602,332
Net Income (Loss):	31,927,650	(10,662,654)	(34,088,232)	8,209,231

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

None

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

Item 9B.   Other Information.

None.

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

The principals and senior officers of the General Partner as of December 31, 2005 are as follows:

Harvey Beker, age 52. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation, and a partner of their affiliate, ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration

degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners. During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in ShareInVest, the predecessor of ShareInVest Research L.P. (“ShareInVest”), in April 1982.

Gregg R. Buckbinder, age 47. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation and a partner, since January 2000, of ShareInVest. He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 61. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation and a partner of ShareInVest. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in 1976 and joined General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. He became a partner in ShareInVest in April 1984. Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 36. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner, The Millburn Corporation and ShareInVest. Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999- January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999). He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar.

Mark B. Fitzsimmons, age 58.  Mr. Fitzsimmons is a Senior Vice-President of the General Partner and The Millburn Corporation and a partner, since January 2000, of ShareInVest. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 48. Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the General Partner and The Millburn Corporation and a partner of ShareInVest. His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. He became a partner in ShareInVest in January 1984.

Dennis B. Newton, age 54. Mr. Newton is a Senior Vice-President of the General Partner and The Millburn Corporation. His primary responsibilities are in administration and business development. Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 54. Mr. Smith is Executive Vice-President and Co-Director of Research of the General Partner and The Millburn Corporation and a partner of ShareInVest. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 51. Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the General Partner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May of 1983. Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Gregg Buckbinder serves as the General Partner’s “audit committee financial expert.”  Mr. Buckbinder is not independent of the management of the General Partner. The General Partner is a privately owned corporation managed by its shareholders. It has no independent directors.

(h)   Code of Ethics

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

As of December 31, 2005, the General Partner knows of the following person who owns beneficially more than 5% of the Partnership’s Interests as follows:

	Value of Interest		Percentage of Limited Partnership Interests
Name and Address	Held Directly	Held Indirectly(1)	% Directly	% Indirectly

Malcolm H. Wiener c/o Millburn Ridgefield Corporation 411 W. Putnam Avenue Greenwich, CT 06830	$0	$18,230,973	0%	10.89%

All of the Partnership’s general partner interest is held by the General Partner.

(1)           Interests held indirectly include Interests with respect to which a person holds voting or disposition power:  (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self directed benefit plan.

(b)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2005, the General Partner’s interest was valued at $3,537,452, which constituted 2.07% of the Partnership’s capital as of December 31, 2005.

As of December 31, 2005, the directors and executive officers of the General Partner own beneficially Limited Partnership Interests as follows:

	Value of Interest		Percentage of Limited Partnership Interests
Name	Held Directly	Held Indirectly(2)	% Directly	% Indirectly

Harvey Beker	$1,023,618	$5,580,870	0.61%	3.33%

Gregg Buckbinder	$0	$289,266	0%	0.17%

George Crapple	$23,214	$4,534,854	0.01%	2.71%

Steven M. Felsenthal	$0	$25,918	0%	0%

Mark Fitzsimmons	$0	$1,678,570	0%	1.00%

Barry Goodman	$0	$1,888,088	0%	1.13%

Dennis Newton	$0	$211,169	0%	0.13%

Grant Smith	$1,333,629	$1,540,076	0.80%	0.92%

Tod Tanis	$0	$483,304	0%	0.29%

directors and executive officers of the General Partner as a group	$2,380,461	$16,232,115	1.42%	9.68%

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.”  The Partnership allocated to the General Partner $4,802,240 in brokerage fees and allocated

(2)           Interests held indirectly include Interests with respect to which a person holds voting or disposition power:  (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self directed benefit plan.

$1,140,619 in profit share to the New Profits Memo Account for the year ended  December 31, 2005. The General Partner’s general partner interest showed an allocation of income of $311,043 for the year ended December 31, 2005. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership. The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership. The Partnership incurred administrative expenses of $460,610 during the year ended 2005 of which $317,619 was paid or was payable to The Millburn Corporation. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership’s average month-end net assets. The Partnership is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2005 and 2004 were approximately $39,600 and $30,000, respectively.

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with their reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the year ended December 31, 2004 was approximately $20,167.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP or Ernst & Young LLP for the years ended December 31, 2005 and 2004.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Partnership for the years ended December 31, 2005 and 2004 were approximately $10,000 and $7,353, respectively.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2005 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2005 Report of Independent Registered Public Accounting Firm

13.02	2003 Report of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

4.01	Amended and Restated Agreement of Limited Partnership of Nestor Partners

10.01	Form of ISDA Master Agreement and Credit Support Annex

10.02	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Merrill Lynch International Bank Limited

10.03	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Dresdner Bank A.G.

10.04(a)	Foreign Exchange Customer Agreement between Nestor Partners and Morgan Stanley & Co. Incorporated

Exhibit Number	Description of Document

10.04(b)	Customer Agreement Foreign Currency Option Transactions between Nestor Partners and Morgan Stanley Capital Group Inc.

10.05	International Foreign Exchange and Options Master Agreement between Deutsche Bank AG and Nestor Partners

10.06	Acknowledgement of Separate Risk Disclosure Statements and Customer Agreement between Merrill Lynch Futures Inc. and Nestor Partners

10.07	Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners

10.08	Futures and Options Agreement for Institutional Customers between Deutsche Morgan Grenfell Inc. and Nestor Partners

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2006.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2006
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2006
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2006
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2006
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

General Partner of Registrant

March 30, 2006

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2005 Report of Independent Registered Public Accounting Firm

13.02	2003 Report of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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