Form 10-Q
period 2006-03-31
NESTOR PARTNERS
filed 2006-05-15
CIK 888471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 2006
                                       or

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

                                        Yes [X]         No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                          Yes [ ]         No [X]

Nestor Partners
Financial statements
For the three months ended March 31, 2006 and 2005 (unaudited)


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


(a) At March 31, 2006 (unaudited) and December 31, 2005
(b) For the three months ended March 31, 2006 and 2005 (unaudited)

                               NESTOR PARTNERS
                      Statements of Financial Condition

                                                                 UNAUDITED
                                                                  MARCH 31       DECEMBER 31
                                                                    2006            2005
                                                                ----------------------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $58,267,475 and $63,348,239)                $ 58,123,750    $ 63,181,691
  Net unrealized appreciation (depreciation) on open futures
    and forward currency contracts                                 8,367,175      (1,371,678)
  Due from brokers                                                 4,881,734       3,923,683
  Cash denominated in foreign currencies (cost $915,931
    and $2,589,356)                                                  925,798       2,553,075
                                                                ----------------------------
      Total equity in trading accounts                            72,298,457      68,286,771

INVESTMENTS IN U.S. TREASURY NOTES-at market value
  (amortized cost $112,544,880 and $96,770,338)                  112,300,300      96,642,066
CASH AND CASH EQUIVALENTS                                          6,836,361      15,359,071
ACCRUED INTEREST RECEIVABLE                                        1,132,997         677,070
                                                                ----------------------------
TOTAL                                                           $192,568,115    $180,964,978
                                                                ============================
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Capital contributions received in advance                     $    775,000    $  3,987,000
  Accrued brokerage fees                                             419,108         389,427
  Accrued expenses                                                   117,312         373,843
  Capital withdrawals payable                                        775,687       5,187,787
  Other liabilities                                                       --          75,000
                                                                ----------------------------
    Total liabilities                                              2,087,107      10,013,057

PARTNERS' CAPITAL                                                190,481,008     170,951,921
                                                                ----------------------------
TOTAL                                                           $192,568,115    $180,964,978
                                                                ============================

See notes to financial statements

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                           March 31, 2006 (UNAUDITED)

                                                       % OF       NET UNREALIZED
                                                      PARTNERS'    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS:
  Long futures contracts:
    Energies                                            0.04%      $     81,449
    Grains                                             (0.07)          (126,213)
    Interest rates                                     (0.16)          (310,611)
    Metals                                              1.64          3,122,726
    Softs                                              (0.11)          (208,656)
    Stock indices                                       2.75          5,225,488
                                                     ---------------------------
      Total long futures contracts                      4.09          7,784,183
                                                     ---------------------------
  Short futures contracts:
    Energies                                           (0.06)          (109,750)
    Grains                                             (0.03)           (64,061)
    Interest rates                                      1.95          3,718,398
    Livestock                                           0.08            159,440
    Metals                                              0.01             14,798
    Softs                                               0.17            332,050
                                                     ---------------------------
      Total short futures contracts                     2.12          4,050,875
                                                     ---------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net              6.21         11,835,058
                                                     ---------------------------
FORWARD CURRENCY CONTRACTS:
      Total long forward currency contracts            (1.07)        (2,046,672)
      Total short forward currency contracts           (0.75)        (1,421,211)
                                                     ---------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                        (1.82)        (3,467,883)
                                                     ---------------------------
TOTAL                                                   4.39%      $  8,367,175
                                                     ===========================
                                                                    (Continued)

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                           March 31, 2006 (UNAUDITED)

U.S. TREASURY NOTES

                                                           % OF
                                                          PARTNERS'
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$ 47,680,000   U.S. Treasury notes, 2.500%, 05/31/06       24.94%   $ 47,501,200
  35,230,000   U.S. Treasury notes, 2.375%, 08/15/06       18.33      34,921,738
  55,440,000   U.S. Treasury notes, 2.875%, 11/30/06       28.72      54,712,350
  34,055,000   U.S. Treasury notes, 2.250%, 02/15/07       17.48      33,288,762
                                                          ----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $170,812,355)             89.47%   $170,424,050
                                                          ======================

See notes to financial statements

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                                December 31, 2005

                                                       % OF       NET UNREALIZED
                                                      PARTNERS'    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS:
  Long futures contracts:
    Energies                                            0.03%      $     57,335
    Grains                                              0.12            206,573
    Interest rates                                      0.22            379,281
    Livestock                                          (0.02)           (33,020)
    Metals                                              1.07          1,833,136
    Softs                                               0.89          1,527,165
    Stock indices                                       0.59            986,160
                                                     ---------------------------
      Total long futures contracts                      2.90          4,956,630
                                                     ---------------------------
  Short futures contracts:
    Grains                                             (0.31)          (530,337)
    Interest rates                                      0.41            703,356
    Metals                                              0.01             18,590
    Softs                                              (0.18)          (307,159)
                                                     ---------------------------
      Total short futures contracts                    (0.07)          (115,550)
                                                     ---------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net              2.83          4,841,080
                                                     ---------------------------
FORWARD CURRENCY CONTRACTS:
      Total long forward currency contracts            (2.65)        (4,536,349)
      Total short forward currency contracts           (0.98)        (1,676,409)
                                                     ---------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                        (3.63)        (6,212,758)
                                                     ---------------------------
TOTAL                                                  (0.80)%     $ (1,371,678)
                                                     ===========================
                                                                    (Continued)

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                                December 31, 2005

U.S. TREASURY NOTES

                                                           % OF
                                                          PARTNERS'
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$ 34,055,000   U.S. Treasury notes, 1.625%, 02/28/06       19.85%   $ 33,927,294
  44,680,000   U.S. Treasury notes, 2.500%, 05/31/06       25.94      44,344,900
  28,230,000   U.S. Treasury notes, 2.375%, 08/15/06       16.31      27,877,125
  54,440,000   U.S. Treasury notes, 2.875%, 11/30/06       31.39      53,674,438
                                                          ----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $160,118,577)             93.49%   $159,823,757
                                                          ======================
                                                                     (Concluded)

See notes to financial statements

                                 NESTOR PARTNERS
                      Statements of Operations (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                            MARCH 31        MARCH 31
                                                              2006            2005
                                                          ----------------------------
INVESTMENT INCOME:
  Interest income                                         $  1,847,561    $  1,069,784
                                                          ----------------------------
EXPENSES:
  Brokerage fees                                             1,161,295       1,392,139
  Administrative expenses                                      117,312         117,545
  Custody fees                                                   6,041           8,315
                                                          ----------------------------
    Total expenses                                           1,284,648       1,517,999
                                                          ----------------------------
NET INVESTMENT INCOME (LOSS)                                   562,913        (448,215)
                                                          ----------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
  Net realized gains (losses) on closed positions:
    Futures and forward currency contracts                   5,858,595        (648,928)
    Foreign exchange translation                                 1,614         (31,529)
  Net change in unrealized appreciation (depreciation):
    Futures and forward currency contracts                   9,738,853     (11,286,621)
    Foreign exchange translation                                46,148         (69,602)
  Net losses from U.S. Treasury notes:
    Net change in unrealized depreciation                      (93,485)       (205,088)
                                                          ----------------------------
      Total net realized and unrealized gains (losses)      15,551,725     (12,241,768)
                                                          ----------------------------
NET INCOME (LOSS)                                           16,114,638     (12,689,983)
LESS PROFIT SHARE TO GENERAL PARTNER                         2,181,530              --
                                                          ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                         $ 13,933,108    $(12,689,983)
                                                          ============================

See notes to financial statements

                                 NESTOR PARTNERS
             Statements of Changes in Partners' Capital (UNAUDITED)

FOR THE THREE ENDED MARCH 31, 2006:
                                                         SPECIAL
                                         LIMITED         LIMITED       NEW PROFIT       GENERAL
                                        PARTNERS        PARTNERS      MEMO ACCOUNT      PARTNER         TOTAL
                                      ---------------------------------------------------------------------------
PARTNERS' CAPITAL-
  January 1, 2006                     $125,586,609    $ 41,827,860    $         --   $  3,537,452    $170,951,921
Contributions                            6,545,304         317,698              --             --       6,863,002
Withdrawals                             (3,358,553)        (90,000)             --             --      (3,448,553)
Net income                              11,693,028       4,074,487             673        346,450      16,114,638
General Partner's allocation:
  New Profit-Accrued                    (2,181,530)             --       2,181,530             --              --
Transfer of New Profit Memo
Account to General Partner                      --              --              --             --              --
                                      ---------------------------------------------------------------------------
PARTNERS' CAPITAL-
  March 31, 2006                      $138,284,858    $ 46,130,045    $  2,182,203   $  3,883,902    $190,481,008
                                      ===========================================================================

FOR THE THREE ENDED MARCH 31, 2005:
                                                         SPECIAL
                                         LIMITED         LIMITED       NEW PROFIT       GENERAL
                                        PARTNERS        PARTNERS      MEMO ACCOUNT      PARTNER         TOTAL
                                      ---------------------------------------------------------------------------
PARTNERS' CAPITAL-
  January 1, 2005                     $152,324,173    $ 37,543,063    $         --   $  3,710,902    $193,578,138
Contributions                            4,180,862         839,325              --             --       5,020,187
Withdrawals                             (5,652,817)     (1,166,252)             --       (483,713)     (7,302,782)
Net loss                               (10,250,566)     (2,250,000)             --       (189,417)    (12,689,983)
General Partner's allocation:
  New Profit-Accrued                            --              --              --             --              --
Transfer of New Profit Memo
  Account to General Partner                    --              --              --             --              --
                                      ---------------------------------------------------------------------------
PARTNERS' CAPITAL-
  March 31, 2005                      $140,601,652    $ 34,966,136    $         --   $  3,037,772    $178,605,560
                                      ===========================================================================

See notes to financial statements

                                 NESTOR PARTNERS
                 Statements of Financial Highlights (UNAUDITED)

                                                                       SPECIAL
                                                        LIMITED        LIMITED
FOR THE THREE MONTHS ENDED MARCH 31, 2006              PARTNERS        PARTNERS
--------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (a)                              0.54%           3.03%
                                                       -------------------------
  Total expenses (a)                                     3.43%           0.88%
  Profit share allocation (b)                            1.58%             --%
                                                       -------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION             5.01%           0.88%
                                                       =========================
Total return before profit share allocation (b)          9.02%           9.69%
Profit share allocation (b)                             (1.70)%            --%
                                                       -------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION               7.32%           9.69%
                                                       =========================

                                                                       SPECIAL
                                                        LIMITED        LIMITED
FOR THE THREE MONTHS ENDED MARCH 31, 2005              PARTNERS        PARTNERS
--------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (loss) (a)                      (1.66)%          1.64%
                                                       =========================
  Total expenses (a)                                     3.94%           0.64%
  Profit share allocation (b)                              --%             --%
                                                       -------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION             3.94%           0.64%
                                                       =========================
Total return before profit share allocation (b)         (6.64)%         (5.87)%
Profit share allocation (b)                                --%             --%
                                                       -------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION              (6.64)%         (5.87)%
                                                       =========================

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners' (the "Partnership") financial condition at March 31, 2006 (unaudited) and December 31, 2005 and the results of its operations for the three months ended March 31, 2006 and 2005 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the "General Partner"), The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $117,312, during the three months ended March 31, 2006, of which $93,933, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2006 there were no redemption charges owed to the General Partner.

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

The Partnership trades futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. Due to the nature of the Partnership's business, substantially all its assets are represented by cash and United States government obligations, while the Partnership maintains its market exposure through open futures and forward contract positions.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2005.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2006 and 2005. Profit share earned (from Limited Partners' redemptions) and profit share accrued are credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.

Three months ended:          Mar 31, 2006    Mar 31, 2005
                             ----------------------------
Profit share earned          $     23,059    $         --
Profit share accrued(1)         2,158,471              --
                             ----------------------------
Total profit share           $  2,181,530    $         --

(1) At March 31

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2006, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

THREE MONTHS ENDED MARCH 31, 2006

                                   TOTAL PARTNERS'
MONTH ENDING:                          CAPITAL
------------------------------------------------
March 31, 2006                      $190,481,008
December 31, 2005                    170,951,921

------------------------------------------------
           Period ended March 31, 2006
------------------------------------------------

                                    THREE MONTHS
                                    ------------
Change in Partners' Capital         $ 19,529,087
Percent Change                             11.42%

The increase in the Partnership's net assets of $19,529,087 was attributable to contributions of $6,863,002 and net income from operations (before profit share) of $16,114,638, which was partially offset by withdrawals of $3,448,553.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2006 decreased $230,844 relative to the corresponding period in 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended March 31, 2006 decreased $233 relative to the corresponding period in 2005. The decrease was attributable to a decrease in the Partnership's average net assets during the three months ended March 31, 2006, relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended March 31, 2006 increased $777,777 relative to the corresponding period in 2005. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a slight decrease in the Partnership's average U.S. Treasury holdings during the three months ended March 31, 2006, relative to the corresponding period in 2005.

During the three months ended March 31, 2006, the Partnership experienced net realized and unrealized gains of $15,551,725 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,161,295, administrative expenses of $117,312, custody fees of $6,041 and an accrued profit share to the General Partner of $2,181,530 were incurred. Interest income of $1,847,561 partially offset the Partnership's expenses resulting in a net income after profit share to General Partner of $13,933,108. An analysis of the trading gain (loss) by sector is as follows:

                      % GAIN
       SECTOR         (LOSS)
----------------------------
Currencies            -3.55%
Energies              -0.26%
Grains                -0.45%
Interest Rates         2.70%
Livestock              0.05%
Metals                 3.90%
Softs                  0.56%
Stock Indices          5.95%
                      ------
TOTAL                  8.90%

For the three-month period ended March 31, 2006, the Partnership's Limited Partners and Special Limited Partners had positive returns, net of all fees, of 7.32% and 9.69%, respectively. Strong economic conditions worldwide supported gains from trading futures in stock indices, metals, and interest rates. Among soft commodities, trading of sugar futures was profitable. On the other hand, currency, grain and energy trading were not profitable.

Long positions in U.S., European, Asian, and South African stock index futures were profitable. Broad-based growth, encompassing the emerging markets--led by China and India--the U.S., Europe, and even Japan encouraged investors worldwide.

This buoyant economic environment was supportive of industrial and precious metals prices also. Precious metals were underpinned as well by persistent and widespread money supply growth, political uncertainties (for example, the Iranian situation), reports that a silver exchange-traded fund was about to begin trading, and rising demand from countries such as India and China where wealth is often held via gold hoarding. As a result long positions in gold, silver, platinum, copper, aluminum, lead and zinc registered profits.

Favorable economic reports from the U.S., Europe, and Asia, concerns about the potential for an up tick in inflation and expectations that additional official interest rate increases were still in the offing contributed to a global rise in interest rates across the yield curve. Hence, profits were recorded on short positions in U.S., German and Japanese notes and bonds. Short positions in dollar, euro and sterling short-term interest rate futures were also profitable.

A long sugar position benefited from a strong sugar price gain early in the quarter that resulted from weather related crop shortages in Brazil and Asia.

Currency trading was unprofitable as exchange rates displayed non-directional volatility during the quarter. In general, long dollar positions lost money and carry trades--borrowing and selling low interest rate currencies to buy and invest in high interest rate currencies--which had been quite profitable, were unwound suddenly and substantially, also producing losses.

Energy trading was fractionally unprofitable. Energy prices were volatile, with crude prices edging up somewhat on balance, while product prices and natural gas declined. A loss on unleaded gasoline trading was larger than small gains from a short natural gas position and long crude oil positions.

Trading of grains was fractionally unprofitable, and trading of livestock was marginally profitable.

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

During the three months ended March 31, 2005, the Partnership experienced net realized and unrealized losses of $12,241,768 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $1,392,139, administrative expenses of $117,545 and custody fees of $8,315 incurred. Interest income of $1,069,784 partially offset the Partnership's expenses resulting in a net loss of $12,689,983. An analysis of the trading gain (loss) by sector is as follows:

                      % GAIN
       SECTOR         (LOSS)
----------------------------
Currencies            -5.58%
Energies               1.33%
Grains                -1.38%
Interest rates         0.79%
Livestock             -0.13%
Metals                 0.04%
Softs                 -0.29%
Stock indices         -0.88%
                      ------
TOTAL                 -6.10%

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

Exchange maintenance margin requirements for equivalent or similar futures positions have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended March 31, 2006. During the three months ended March 31, 2006, the Partnership's average total capitalization was approximately $185,432,000.

                    Average                        Highest     Lowest
                     Value       % of Average       Value       Value
Market Sector       at Risk     Capitalization     at Risk     at Risk
----------------------------------------------------------------------
Currencies           $  7.5          4.0%           $  7.5     $   7.5
Energies                1.0          0.5%              1.0         1.0
Grains                  0.4          0.2%              0.4         0.4
Interest rates          5.5          3.0%              5.5         5.5
Livestock               0.3          0.2%              0.3         0.3
Metals                  1.1          0.6%              1.1         1.1
Softs                   0.9          0.5%              0.9         0.9
Stock indices          11.1          6.0%             11.1        11.1

Total                $ 27.8         15.0%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2006. Average capitalization is the average of the Partnership's capitalization at the end of each of the three months ended March 31, 2006. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings - None
ITEM 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31, 2006.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2006:

                                               SPECIAL
DATE OF                        LIMITED         LIMITED
WITHDRAWAL                    PARTNERS        PARTNERS          TOTAL
------------------------------------------------------------------------
January 31, 2006            $(1,308,122)     $       --      $(1,308,122)
February 28, 2006            (1,364,744)             --       (1,364,744)
March 31, 2006                 (685,687)        (90,000)        (775,687)
                            --------------------------------------------
TOTAL                       $(3,358,553)     $  (90,000)     $(3,448,553)
                            ============================================

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with the Partnership's Registration Statement (file # 000-50725) filed on April 29, 2005 on Form 10 under the Securities Act of 1934 and declared effective June 28, 2005.

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

By:   Millburn Ridgefield Corporation,
      General Partner

Date: May 15, 2006

                             /s/ Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)