Form 10-Q
period 2006-06-30
NESTOR PARTNERS
filed 2006-08-14
CIK 888471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  June 30, 2006
                                     or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

Nestor Partners
Financial statements
For the three and six months ended June 30, 2006 and 2005 (unaudited)



Statements of Financial Condition (a)                                       1
Condensed Schedules of Investments (a)                                      2
Statements of Operations (b)                                                6
Statements of Changes in Partners' Capital (c)                              8
Statements of Financial Highlights (b)                                      9
Notes to the Financial Statements (unaudited)                              11



(a) At June 30, 2006 (unaudited) and December 31, 2005
(b) For the three and six months ended June 30, 2006 and 2005 (unaudited)
(c) For the six months ended June 30, 2006 and 2005 (unaudited)

ITEM 1. FINANCIAL STATEMENTS


                                   NESTOR PARTNERS
                          Statements of Financial Condition


                                                                    UNAUDITED
                                                                     JUNE 30        DECEMBER 31
                                                                       2006             2005
                                                                 --------------------------------
ASSETS

Equity in trading accounts:
  Investments in U.S. Treasury notes -- at market value
    (amortized cost $67,638,847 and $63,348,239)                   $  67,455,406   $  63,181,691
  Net unrealized appreciation (depreciation) on open futures and
    forward currency contracts                                         5,589,300      (1,371,678)
  Due from brokers                                                     8,439,928       3,923,683
  Cash denominated in foreign currencies
    (cost $0 and $2,589,356)                                                --         2,553,075
                                                                 --------------------------------
      Total equity in trading accounts                                81,484,634      68,286,771

INVESTMENTS IN U.S. TREASURY NOTES -- at market value
   (amortized cost $100,661,209 and $96,770,338)                     100,383,659      96,642,066
CASH AND CASH EQUIVALENTS                                              5,877,751      15,359,071
ACCRUED INTEREST RECEIVABLE                                              943,322         677,070
                                                                 --------------------------------
TOTAL                                                              $ 188,689,366   $ 180,964,978
                                                                 ================================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Capital contributions received in advance                        $   1,555,000   $   3,987,000
  Accrued brokerage fees                                                 397,838         389,427
  Due to brokers                                                       2,369,860            --
  Accrued expenses                                                       215,622         373,843
  Capital withdrawals payable                                          1,215,365       5,187,787
  Other liabilities                                                         --            75,000
                                                                 --------------------------------
    Total liabilities                                                  5,753,685      10,013,057


PARTNERS' CAPITAL                                                    182,935,681     170,951,921
                                                                 --------------------------------

TOTAL                                                              $ 188,689,366   $ 180,964,978
                                                                 ================================


See notes to financial statements


                        NESTOR PARTNERS
               Condensed Schedule of Investments
                   June 30, 2006 (UNAUDITED)

FUTURES AND FORWARD CURRENCY CONTRACTS                           % OF PARTNERS'  NET UNREALIZED
                                                                     CAPITAL      APPRECIATION/
                                                                                 (DEPRECIATION)
-----------------------------------------------------------------------------------------------
FUTURES CONTRACTS:
  Long futures contracts:
    Energies                                                         0.35%      $     636,599
    Grains                                                           0.22             406,800
    Metals                                                          (0.05)            (89,660)
    Softs                                                            0.01              15,299
    Stock indices                                                    0.59           1,079,306
                                                                 ----------------------------
      Total long futures contracts                                   1.12           2,048,344
                                                                 ----------------------------
  Short futures contracts:
    Energies                                                         0.03              50,483
    Grains                                                          (0.15)           (273,302)
    Interest rates                                                   3.27           5,974,024
    Livestock                                                       (0.07)           (123,460)
    Metals                                                          (0.15)           (270,395)
    Softs                                                            0.06             104,841
    Stock indices                                                   (0.20)           (354,855)
                                                                 ----------------------------
      Total short futures contracts                                  2.79           5,107,336
                                                                 ----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                           3.91           7,155,680
                                                                 ----------------------------
FORWARD CURRENCY CONTRACTS:
      Total long forward currency contracts                         (0.78)         (1,430,175)
      Total short forward currency contracts                        (0.07)           (136,205)
                                                                 ----------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                                     (0.85)         (1,566,380)
                                                                 ----------------------------

TOTAL                                                                3.06%      $   5,589,300
                                                                 ============================

                                                                                  (Continued)




                                NESTOR PARTNERS
                        Condensed Schedule of Investments
                            June 30, 2006 (UNAUDITED)

U.S. TREASURY NOTES
FACE AMOUNT        DESCRIPTION                                   % OF PARTNERS'      VALUE
                                                                     CAPITAL
---------------------------------------------------------------------------------------------

$ 34,730,000       U.S. Treasury notes, 2.375%, 08/15/06            18.93%      $  34,621,469
  57,940,000       U.S. Treasury notes, 2.875%, 11/30/06            31.36          57,360,600
  41,205,000       U.S. Treasury notes, 2.250%, 02/15/07            22.10          40,432,406
  36,090,000       U.S. Treasury notes, 3.125%, 05/15/07            19.36          35,424,590
                                                                 ----------------------------
                   TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                   (AMORTIZED COST $168,300,056)                    91.75%      $ 167,839,065
                                                                 ============================
                                                                                  (Concluded)

See notes to financial statements





                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                                December 31, 2005

FUTURES AND FORWARD CURRENCY CONTRACTS                           % OF PARTNERS' NET UNREALIZED
                                                                     CAPITAL    APPRECIATION/
                                                                                (DEPRECIATION)
----------------------------------------------------------------------------------------------
FUTURES CONTRACTS:
  Long futures contracts:
    Energies                                                          0.03%     $      57,335
    Grains                                                            0.12            206,573
    Interest rates                                                    0.22            379,281
    Livestock                                                        (0.02)           (33,020)
    Metals                                                            1.07          1,833,136
    Softs                                                             0.89          1,527,165
    Stock indices                                                     0.59            986,160
                                                                 ----------------------------
      Total long futures contracts                                    2.90          4,956,630
                                                                 ----------------------------
  Short futures contracts:
    Grains                                                           (0.31)          (530,337)
    Interest rates                                                    0.41            703,356
    Metals                                                            0.01             18,590
    Softs                                                            (0.18)          (307,159)
                                                                 ----------------------------
      Total short futures contracts                                  (0.07)          (115,550)
                                                                 ----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                            2.83          4,841,080
                                                                 ----------------------------
FORWARD CURRENCY CONTRACTS:
      Total long forward currency contracts                          (2.65)        (4,536,349)
      Total short forward currency contracts                         (0.98)        (1,676,409)
                                                                 ----------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                                      (3.63)        (6,212,758)
                                                                 ----------------------------

TOTAL                                                                (0.80)%    $  (1,371,678)
                                                                 ============================

                                                                                  (Continued)





                                NESTOR PARTNERS
                        Condensed Schedule of Investments
                                December 31, 2005

U.S. TREASURY NOTES
FACE AMOUNT        DESCRIPTION                                   % OF PARTNERS'        VALUE
                                                                        CAPITAL
---------------------------------------------------------------------------------------------

$ 34,055,000       U.S. Treasury notes, 1.625%, 02/28/06           19.85%       $  33,927,294
  44,680,000       U.S. Treasury notes, 2.500%, 05/31/06           25.94           44,344,900
  28,230,000       U.S. Treasury notes, 2.375%, 08/15/06           16.31           27,877,125
  54,440,000       U.S. Treasury notes, 2.875%, 11/30/06           31.39           53,674,438
                                                                 ----------------------------
                   TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                   (AMORTIZED COST $160,118,577)                   93.49%       $ 159,823,757
                                                                 ============================
                                                                                  (Concluded)

See notes to financial statements



                                 NESTOR PARTNERS
                      Statements of Operations (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED
                                                            JUNE 30        JUNE 30
                                                             2006            2005
                                                        ----------------------------
INVESTMENT INCOME:
  Interest income                                       $  2,107,172    $  1,091,606
                                                        ----------------------------

EXPENSES:
  Brokerage fees                                           1,171,741       1,221,821
  Administrative expenses                                    117,952         104,943
  Custody fees                                                 7,020           7,711
                                                        ----------------------------
    Total expenses                                         1,296,713       1,334,475
                                                        ----------------------------

NET INVESTMENT INCOME (LOSS)                                 810,459        (242,869)
                                                        ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  (5,733,429)     (9,442,798)
  Foreign exchange translation                              (219,267)         58,605
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                  (2,777,875)     12,792,955
  Foreign exchange translation                               (14,696)        (22,526)
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized depreciation                      (72,686)        179,460
                                                        ----------------------------
    Total net realized and unrealized gains (losses)      (8,817,953)      3,565,696
                                                        ----------------------------


NET INCOME (LOSS)                                         (8,007,494)      3,322,827
LESS PROFIT SHARE TO GENERAL PARTNER                      (1,092,506)          7,011
                                                        ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                       $ (6,914,988)   $  3,315,816
                                                        ============================

See notes to financial statements


                                 NESTOR PARTNERS
                      Statements of Operations (UNAUDITED)


                                                           FOR THE SIX MONTHS ENDED
                                                            JUNE 30        JUNE 30
                                                             2006           2005
                                                        ----------------------------
INVESTMENT INCOME:
  Interest income                                       $  3,954,733    $  2,161,390
                                                        ----------------------------

EXPENSES:
  Brokerage fees                                           2,333,036       2,613,960
  Administrative expenses                                    235,264         222,488
  Custody fees                                                13,061          16,026
                                                        ----------------------------
    Total expenses                                         2,581,361       2,852,474
                                                        ----------------------------

NET INVESTMENT INCOME (LOSS)                               1,373,372        (691,084)
                                                        ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                     125,166     (10,091,726)
  Foreign exchange translation                              (217,653)         27,076
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                   6,960,978       1,506,334
  Foreign exchange translation                                31,452         (92,128)
Net losses from U.S. Treasury notes:
Net change in unrealized depreciation                       (166,171)        (25,628)
                                                        ----------------------------
    Total net realized and unrealized gains (losses)       6,733,772      (8,676,072)
                                                        ----------------------------


NET INCOME (LOSS)                                          8,107,144      (9,367,156)
LESS PROFIT SHARE TO GENERAL PARTNER                       1,089,024           7,011
                                                        ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                       $  7,018,120    $ (9,374,167)
                                                        ============================

See notes to financial statements



                                 NESTOR PARTNERS
             Statements of Changes in Partners' Capital (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006:
                                                     SPECIAL
                                    LIMITED          LIMITED        NEW PROFIT         GENERAL
                                   PARTNERS          PARTNERS      MEMO ACCOUNT        PARTNER           TOTAL
                                ---------------------------------------------------------------------------------
PARTNERS' CAPITAL-
  January 1, 2006               $ 125,586,609    $  41,827,860    $        --      $   3,537,452    $ 170,951,921
Contributions                      11,888,304          341,338             --               --         12,229,642
Withdrawals                        (8,248,026)        (105,000)            --               --         (8,353,026)
Net income (loss)                   5,561,644        2,348,794           (8,215)         204,921        8,107,144
General Partner's allocation:
  New Profit-Accrued               (1,089,024)            --          1,089,024             --               --
Transfer of New Profit Memo
  Account to General Partner             --               --               --               --               --
PARTNERS' CAPITAL-
                                ---------------------------------------------------------------------------------
  June 30, 2006                 $ 133,699,507    $  44,412,992    $   1,080,809    $   3,742,373    $ 182,935,681
                                =================================================================================



FOR THE SIX MONTHS ENDED JUNE 30, 2005:
                                    LIMITED          LIMITED        NEW PROFIT         GENERAL
                                   PARTNERS          PARTNERS      MEMO ACCOUNT        PARTNER           TOTAL
                                ---------------------------------------------------------------------------------

PARTNERS' CAPITAL-
  January 1, 2005               $ 152,324,173    $  37,543,063    $        --      $   3,710,902    $ 193,578,138
Contributions                       5,010,862        1,946,972             --               --          6,957,834
Withdrawals                       (28,706,461)      (1,186,252)            --           (483,713)     (30,376,426)
Net loss                           (8,174,949)      (1,098,456)            --            (93,751)      (9,367,156)
General Partner's allocation:
  New Profit-Accrued                   (7,011)            --              7,011             --               --
Transfer of New Profit Memo
  Account to General Partner             --               --               --               --               --
PARTNERS' CAPITAL-
                                ---------------------------------------------------------------------------------
  June 30, 2005                 $ 120,446,614    $  37,205,327    $       7,011    $   3,133,438    $ 160,792,390
                                =================================================================================



See notes to financial statements


                                 NESTOR PARTNERS
                 Statements of Financial Highlights (UNAUDITED)


                                                                          SPECIAL
FOR THE THREE MONTHS ENDED JUNE 30, 2006                   LIMITED        LIMITED
                                                           PARTNERS       PARTNERS
----------------------------------------------------------------------------------

RATIOS TO AVERAGE CAPITAL:
  Net investment income (a)                                  1.07%           3.49%
                                                            ======================

  Total expenses (a)                                         3.42%           0.92%
  Profit share allocation (b)                               (0.80)%           -- %
                                                            ----------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                 2.62%           0.92%
                                                            ======================

Total return before profit share allocation (b)             (4.45)%         (3.74)%
Profit share allocation (b)                                  0.85%            -- %
                                                            ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                  (3.60)%         (3.74)%
                                                            ======================





FOR THE THREE MONTHS ENDED JUNE 30, 2005                                  SPECIAL
                                                            LIMITED       LIMITED
                                                            PARTNERS      PARTNERS
----------------------------------------------------------------------------------


RATIOS TO AVERAGE CAPITAL:
  Net investment income (loss) (a)                          (1.35)%          2.03%
                                                            ======================

  Total expenses (a)                                         3.96%           0.58%
  Profit share allocation (b)                                 -- %            -- %
                                                            ----------------------
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                   3.96%           0.58%
                                                            ======================

Total return before profit share allocation (b)              2.28%           3.15%
Profit share allocation (b)                                   -- %            -- %
                                                            ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                   2.28%           3.15%
                                                            ======================

(a) annualized
(b) not annualized

See notes to financial statements


                                NESTOR PARTNERS
                 Statements of Financial Highlights (UNAUDITED)


                                                                           SPECIAL
FOR THE SIX MONTHS ENDED JUNE 30, 2006                      LIMITED        LIMITED
                                                            PARTNERS       PARTNERS
-----------------------------------------------------------------------------------

RATIOS TO AVERAGE CAPITAL:
  Net investment income (a)                                  0.81%           3.26%
                                                            ======================

  Total expenses (a)                                         3.43%           0.90%
    Profit share allocation (b)                              0.78%            -- %
                                                            ----------------------
TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                   4.21%           0.90%
                                                            ======================

Total return before profit share allocation (b)              4.17%           5.58%
Profit share allocation (b)                                 (0.72)%           -- %
                                                            ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                   3.45%           5.58%
                                                            ======================



                                                                           SPECIAL
FOR THE SIX MONTHS ENDED JUNE 30, 2005                      LIMITED        LIMITED
                                                            PARTNERS       PARTNERS
-----------------------------------------------------------------------------------

RATIOS TO AVERAGE CAPITAL:
  Net investment income (loss) (a)                          (1.51)%          1.83%
                                                            ======================

  Total expenses (a)                                         3.95%           0.61%
  Profit share allocation (b)                                 -- %            -- %
                                                            ----------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                 3.95%           0.61%
                                                            ======================

Total return before profit share allocation (b)             (4.51)%         (2.91)%
Profit share allocation (b)                                 (0.01)%           -- %
                                                            ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                  (4.52)%        (2.91)%
                                                            ======================

(a) annualized
(b) not annualized

See notes to financial statements


NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners' (the "Partnership") financial condition at June 30, 2006 (unaudited) and December 31, 2005 and the unaudited results of its operations for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the "General Partner"), The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $117,952, during the three months ended June 30, 2006, of which $59,748, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2006 there were no redemption charges owed to the General Partner.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2006 and 2005. Profit share earned (from Limited Partners' redemptions) is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.



                                                   Three months ended:
                                            Jun 30, 2006       Jun 30, 2005
                                            ------------------------------------

Profit share earned                         $   100,681       $      --
Reversal of profit share (1)                 (2,158,471)             --
Profit share accrued(2)                         965,284             7,011
                                            ------------------------------------
Total profit share                          $(1,092,506)      $     7,011




                                                     Six months ended:
                                              Jun 30, 2006       Jun 30, 2005
                                            ------------------------------------



Profit share earned                         $   123,740       $      --
Profit share accrued(2)                         965,284             7,011
                                            ------------------------------------
Total profit share                          $ 1,089,024       $     7,011


(1) At April 1
(2) At June 30



RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2006, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

MONTH ENDING:                              TOTAL PARTNERS'
                                                CAPITAL
--------------------------------------------------------------------------------

June 30, 2006                              $  182,935,681
March 31, 2006                                190,481,008
December 31, 2005                             170,951,921


--------------------------------------------------------------------------------
                           Periods ended June 30, 2006
--------------------------------------------------------------------------------




                                              THREE MONTHS       SIX MONTHS
                                           -------------------------------------
Change in Partners' Capital                $   (7,545,327)     $ 11,983,760
Percent Change                                      -3.96%             7.01%



THREE MONTHS ENDED JUNE 30, 2006

The decrease in the Partnership's net assets of $7,545,327 was attributable to withdrawals of $4,904,473 and net loss (before profit share) of $8,007,494, which was partially offset by contributions of $5,366,640.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2006 decreased $50,080 relative to the corresponding period in 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended June 30, 2006 increased $13,009 relative to the corresponding period in 2005. The increase was due mainly to an increase in the Partnership's average net assets during the three months ended June 30, 2006, relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended June 30, 2006 increased $1,015,566 relative to the corresponding period in 2005. This increase was due mainly to an increase in short-term Treasury yields.

During the three months ended June 30, 2006, the Partnership experienced net realized and unrealized losses of $8,817,953 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,171,741, administrative expenses of $117,952 and custody fees of $7,020 were incurred. Interest income of $2,107,172 and a reversal of accrued profit share of $1,092,506 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $6,914,988. An analysis of the trading gain (loss) by sector is as follows:

              SECTOR                 % GAIN
                                     (LOSS)
----------------------------------------------
Currencies                             -3.08%
Energies                                0.16%
Grains                                 -0.78%
Interest Rates                          3.55%
Livestock                              -0.50%
Metals                                  2.45%
Softs                                  -0.15%
Stock Indices                          -6.08%
                                   -----------
TRADING GAIN/(LOSS)                    -4.43%


SIX MONTHS ENDED JUNE 30, 2006

The increase in the Partnership's net assets of $11,983,760 was attributable to contributions of $12,229,642 and net income (before profit share) of $8,107,144, which was partially offset by withdrawals of $8,353,026.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2006 decreased $280,924 relative to the corresponding period in 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the six months ended June 30, 2006 increased $12,776 relative to the corresponding period in 2005. The increase was due mainly to an increase in the Partnership's average net assets during the six months ended June 30, 2006, relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the six months ended June 30, 2006 increased $1,793,343 relative to the corresponding period in 2005. This increase was due mainly to an increase in short-term Treasury yields.

During the six months ended June 30, 2006, the Partnership experienced net realized and unrealized gains of $6,733,772 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,333,036, administrative expenses of $235,264, custody fees of $13,061 and accrued profit share of $1,089,024 were incurred. Interest income of $3,954,733 offset the Partnership's expenses resulting in net income after profit share to General Partner of $7,018,120. An analysis of the trading gain
(loss) by sector is as follows:

   SECTOR                              % GAIN
                                       (LOSS)
----------------------------------------------
Currencies                             -6.87%
Energies                               -0.10%
Grains                                 -1.23%
Interest Rates                          6.35%
Livestock                              -0.45%
Metals                                  6.45%
Softs                                   0.41%
Stock Indices                          -0.49%
                                   -----------
TRADING GAIN/(LOSS)                     4.07%

MANAGEMENT DISCUSSION -- 2006

Three Months Ended June 30, 2006

For the three-month period ended June 30, 2006, the Partnership's Limited Partners and Special Limited Partners had negative returns, net of all fees, of 3.60% and 3.74%, respectively. Trading of equity futures and dollar foreign exchange positions were particularly unprofitable, and to a lesser extent so was trading of agricultural commodities. Gains from trading interest rate and metal futures partially offset losses in these sectors.

Long positions in equity futures worldwide were profitable during April. However, an abrupt change in market dynamics occurred in early May. Worries about the impacts of Central Bank tightening around the globe and of high commodity prices on global growth triggered a broad based equities sell off. As a result 17 of the 19 equity futures traded in the portfolio generated losses during the second quarter and the remaining two equity futures were essentially flat. Equity futures for the U.S., Europe, and the Far East produced negative results. The swift attitude reversal was aggravated by a generalized effort on the part of investors and speculators to take profits and reduce risk positions as Central Banks worldwide increasingly restricted liquidity. Hence, by the end of the quarter, most long equity positions had been closed, reduced significantly or reversed to short positions.

Currency trading was unprofitable again in the second quarter. Tightening of monetary policies around the globe, uncertainty about growth prospects, especially for the U.S., and China, the ebb and flow of worries about global inflation; and escalating tensions in the Middle East and Korea kept market participants from setting persistent trends for the major currencies. Non-dollar cross rates also failed to display sustained trends. At the start of April, the Fund was generally long the dollar versus Europe and Japan, and short the dollar against a variety of high yielding developing country currencies. By the end of the quarter, most of those positions had produced losses and had been reduced, closed, or reversed.

The rising interest rate environment did produce gains from interest rate futures trading. Short positions in long term and short term interest rate futures for the U.S., Canada, Europe, the United Kingdom and Australia were profitable.

For most of the quarter, industrial metals prices were underpinned by solid, though perhaps slowing, worldwide growth. Moreover, tight supply situations were highlighted by declining London Metal Exchange inventories and various production disruptions. Precious metals prices gained as Middle Eastern and Korean tensions encouraged safe haven buying. A weaker dollar and persistent inflation worries also underpinned speculative buying of both precious and industrial metals.

In the energy complex, prices of crude and products were volatile at high levels and rose somewhat on balance, producing small gains from long positions. Trading of natural gas, on the other hand, was somewhat unprofitable.

Prices of agricultural commodities were volatile, and fractional losses were registered in trading of grains, livestock and softs.

Three Months Ended March 31, 2006

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


        Sector           % Gain
                          (Loss)
-----------------------------------
Currencies                  -0.08%
Energies                    -0.98%
Grains                      -0.84%
Interest rates               7.12%
Livestock                   -0.11%
Metals                      -1.48%
Softs                       -0.75%
Stock indices               -0.38%
                       ------------
Total                        2.50%

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

    Sector                 % Gain
                            (Loss)
----------------------------------------------
Currencies                  -5.87%
Energies                     0.34%
Grains                      -2.21%
Interest rates               7.97%
Livestock                   -0.24%
Metals                      -1.44%
Softs                       -1.04%
Stock indices               -1.26%
                       ------------
Total                       -3.75%

Management Discussion - 2005
-----------------------------

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

The Partnership's Trading Value at Risk in Different Market Sectors
-------------------------------------------------------------------

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for each quarter-end during the period ended June 30, 2006. During the six months ended June 30, 2006, the Trust's average total capitalization was approximately $186,248,000.
                   Average        % of           Highest         Lowest
                    Value        Average          Value          Value
 Market Sector     at Risk   Capitalization      at Risk        at Risk
-----------------------------------------------------------------------------
Currencies         $   7.4         4.0%         $   7.5         $  7.2
Energies               1.4         0.8              1.8            1.0
Grains                 0.6         0.3              0.8            0.4
Interest rates         6.7         3.6              7.8            5.5
Livestock              0.2         0.1              0.3            0.1
Metals                 1.1         0.6              1.1            1.1
Softs                  1.0         0.5              1.0            0.9
Stock indices          6.7         3.6             11.1            2.2

Total              $  25.1        13.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2006. Average capitalization is the average of the Trust's capitalization at the end of each of the six months ended June 30, 2006. Dollar amounts represent millions of dollars.


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

The following table summarizes Interests redeemed during the three months ended June 30, 2006:

DATE OF                       LIMITED      SPECIAL LIMITED           TOTAL
WITHDRAWAL                    PARTNERS         PARTNERS
--------------------------------------------------------------------------------

April 30, 2006             $(3,463,832)      $    --              $(3,463,832)
May 31, 2006                  (225,276)           --                 (225,276)
June 30, 2006               (1,200,365)         (15,000)           (1,215,365)
                           --------------------------------------------------
TOTAL                      $(4,889,473)      $  (15,000)          $(4,904,473)
                           ==================================================




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




  By:  Millburn Ridgefield Corporation,
       General Partner

  Date: August 14, 2006
                                /s/Tod A. Tanis
                                ---------------
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)