Form 10-Q
period 2006-09-30
NESTOR PARTNERS
filed 2006-11-14
CIK 888471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended: September 30, 2006
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                                                 Yes [ ]  No [X]

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2006 and 2005 (unaudited)


Statements of Financial Condition (a)                                          1
Condensed Schedules of Investments (a)                                         2
Statements of Operations (b)                                                   6
Statements of Changes in Partners' Capital (c)                                 8
Statements of Financial Highlights (b)                                        10
Notes to the Financial Statements (unaudited)                                 12


(a) At September 30, 2006 (unaudited) and December 31, 2005
(b) For the three and nine months ended September 30, 2006 and 2005 (unaudited)
(c) For the nine months ended September 30, 2006 and 2005 (unaudited)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 NESTOR PARTNERS
                        STATEMENTS OF FINANCIAL CONDITION

                                                                     UNAUDITED
                                                                    SEPTEMBER 30    DECEMBER 31
                                                                        2006           2005
                                                                   -----------------------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $49,518,927 and $63,348,239)                   $  49,509,670   $  63,181,691
  Net unrealized appreciation (depreciation) on open futures and
    forward currency contracts                                         3,427,059      (1,371,678)
  Due from brokers                                                            --       3,923,683
  Cash denominated in foreign currencies (cost $4,909,064
    and $2,589,356)                                                    4,879,079       2,553,075
                                                                   -----------------------------
      Total equity in trading accounts                                57,815,808      68,286,771

INVESTMENTS IN U.S. TREASURY NOTES-at market value
    (amortized cost $120,782,593 and $96,770,338)                    120,740,725      96,642,066
CASH AND CASH EQUIVALENTS                                              1,104,907      15,359,071
ACCRUED INTEREST RECEIVABLE                                            1,240,118         677,070
                                                                   -----------------------------
TOTAL                                                              $ 180,901,558   $ 180,964,978
                                                                   =============================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Capital contributions received in advance                        $     105,000   $   3,987,000
  Accrued brokerage fees                                                 355,428         389,427
  Due to brokers                                                       1,943,958              --
  Accrued expenses                                                       328,357         373,843
  Capital withdrawals payable                                         19,808,705       5,187,787
  Other liabilities                                                           --          75,000
                                                                   -----------------------------
      Total liabilities                                               22,541,448      10,013,057

PARTNERS' CAPITAL                                                    158,360,110     170,951,921
                                                                   -----------------------------
TOTAL                                                              $ 180,901,558   $ 180,964,978
                                                                   =============================

See notes to financial statements

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                         September 30, 2006 (UNAUDITED)

                                                                  NET UNREALIZED
                                                 % OF PARTNERS'    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL       (DEPRECIATION)
                                                 ------------------------------
FUTURES CONTRACTS:
  Long futures contracts:
    Grains                                            0.06%       $      90,350
    Interest rates                                   (0.10)            (165,260)
    Metals                                            0.02               33,095
    Stock indices                                     1.43            2,278,009
                                                 ------------------------------
      Total long futures contracts                    1.41            2,236,194
                                                 ------------------------------
Short futures contracts:
  Energies                                            0.49              778,676
  Grains                                              0.50              789,880
  Interest rates                                      0.15              243,437
  Metals                                             (0.05)             (74,520)
  Softs                                               0.50              787,549
  Stock indices                                      (0.05)             (85,560)
                                                 ------------------------------
      Total short futures contracts                   1.54            2,439,462
                                                 ------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net            2.95            4,675,656
                                                 ------------------------------
FORWARD CURRENCY CONTRACTS:
      Total long forward currency contracts          (0.97)          (1,534,107)
      Total short forward currency contracts          0.18              285,510
                                                 ------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                      (0.79)          (1,248,597)
                                                 ------------------------------
TOTAL                                                 2.16%       $   3,427,059
                                                 ==============================

                                                                   (Continued)

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                         September 30, 2006 (UNAUDITED)

U.S. TREASURY NOTES

                                                        % OF PARTNERS'
FACE AMOUNT   DESCRIPTION                                   CAPITAL          VALUE
-------------------------------------------------------------------------------------
$58,440,000   U.S. Treasury notes, 2.875%, 11/30/06          36.78%      $ 58,239,113
 41,705,000   U.S. Treasury notes, 2.250%, 02/15/07          26.06         41,274,917
 36,590,000   U.S. Treasury notes, 3.125%, 05/15/07          22.84         36,166,928
 35,230,000   U.S. Treasury notes, 2.750%, 08/15/07          21.83         34,569,437
                                                        -----------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $170,301,520)               107.51%      $170,250,395
                                                        =============================
                                                                          (Concluded)

See notes to financial statements

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                                December 31, 2005

                                                                  NET UNREALIZED
                                                 % OF PARTNERS'    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL       (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS:
  Long futures contracts:
    Energies                                          0.03%       $      57,335
    Grains                                            0.12              206,573
    Interest rates                                    0.22              379,281
    Livestock                                        (0.02)             (33,020)
    Metals                                            1.07            1,833,136
    Softs                                             0.89            1,527,165
    Stock indices                                     0.59              986,160
                                                 ------------------------------
      Total long futures contracts                    2.90            4,956,630
                                                 ------------------------------
Short futures contracts:
  Grains                                             (0.31)            (530,337)
  Interest rates                                      0.41              703,356
  Metals                                              0.01               18,590
  Softs                                              (0.18)            (307,159)
                                                 ------------------------------
      Total short futures contracts                  (0.07)            (115,550)
                                                 ------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS=Net            2.83            4,841,080
                                                 ------------------------------
FORWARD CURRENCY CONTRACTS:
    Total long forward currency contracts            (2.65)          (4,536,349)
    Total short forward currency contracts           (0.98)          (1,676,409)
                                                 ------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS=Net                                      (3.63)          (6,212,758)
                                                 ------------------------------
TOTAL                                                (0.80)%      $  (1,371,678)
                                                 ==============================

                                                                   (Continued)

                                 NESTOR PARTNERS
                        Condensed Schedule of Investments
                                December 31, 2005

U.S. TREASURY NOTES

                                                        % OF PARTNERS'
FACE AMOUNT   DESCRIPTION                                   CAPITAL          VALUE
-------------------------------------------------------------------------------------
$34,055,000   U.S. Treasury notes, 1.625%, 02/28/06          19.85%      $ 33,927,294
 44,680,000   U.S. Treasury notes, 2.500%, 05/31/06          25.94         44,344,900
 28,230,000   U.S. Treasury notes, 2.375%, 08/15/06          16.31         27,877,125
 54,440,000   U.S. Treasury notes, 2.875%, 11/30/06          31.39         53,674,438
                                                        -----------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $160,118,577)                93.49%      $159,823,757
                                                        =============================
                                                                          (Concluded)

See notes to financial statements

                                 NESTOR PARTNERS
                      Statements of Operations (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30    SEPTEMBER 30
                                                             2006            2005
                                                         ----------------------------
INVESTMENT INCOME:
  Interest income                                        $  2,180,864    $  1,240,684
                                                         ----------------------------
EXPENSES:
  Brokerage fees                                            1,039,070       1,133,995
  Administrative expenses                                     112,735         103,956
  Custody fees                                                  6,276           5,201
                                                         ----------------------------
    Total expenses                                          1,158,081       1,243,152
                                                         ----------------------------
NET INVESTMENT INCOME (LOSS)                                1,022,783          (2,468)
                                                         ----------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                   (7,942,393)      9,533,350
  Foreign exchange translation                                 58,841        (138,053)
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                   (2,162,241)      2,316,544
  Foreign exchange translation                                (25,155)          9,826
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized appreciation (depreciation)        409,866        (109,532)
                                                         ----------------------------
    Total net realized and unrealized gains (losses)       (9,661,082)     11,612,135
                                                         ----------------------------
NET INCOME (LOSS)                                          (8,638,299)     11,609,667
LESS PROFIT SHARE TO GENERAL PARTNER                         (957,306)        395,745
                                                         ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                        $ (7,680,993)   $ 11,213,922
                                                         ============================

See notes to financial statements

                                 NESTOR PARTNERS
                      Statements of Operations (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30     SEPTEMBER 30
                                                              2006           2005
                                                         ----------------------------
INVESTMENT INCOME:
  Interest income                                        $  6,135,597    $  3,402,074
                                                         ----------------------------
EXPENSES:
  Brokerage fees                                            3,372,106       3,747,955
  Administrative expenses                                     347,999         326,444
  Custody fees                                                 19,337          21,227
                                                         ----------------------------
    Total expenses                                          3,739,442       4,095,626
                                                         ----------------------------
NET INVESTMENT INCOME (LOSS)                                2,396,155        (693,552)
                                                         ----------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                   (7,817,227)       (558,376)
  Foreign exchange translation                               (158,811)       (110,977)
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                    4,798,737       3,822,878
  Foreign exchange translation                                  6,296         (82,302)
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized appreciation (depreciation)        243,695        (135,160)
                                                         ----------------------------
    Total net realized and unrealized gains (losses)       (2,927,310)      2,936,063
                                                         ----------------------------
NET INCOME (LOSS)                                            (531,155)      2,242,511
LESS PROFIT SHARE TO GENERAL PARTNER                          131,718         402,756
                                                         ----------------------------
NET INCOME (LOSS) AFTER PROFIT SHARE TO
  GENERAL PARTNER                                        $   (662,873)   $  1,839,755
                                                         ============================

See notes to financial statements

                                 NESTOR PARTNERS
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006:

                                                     SPECIAL        NEW PROFIT
                                    LIMITED          LIMITED           MEMO           GENERAL
                                   PARTNERS         PARTNERS          ACCOUNT         PARTNER           TOTAL
                                ---------------------------------------------------------------------------------
PARTNERS' CAPITAL-
  January 1, 2006               $ 125,586,609    $  41,827,860    $          --    $   3,537,452    $ 170,951,921
Contributions                      15,931,682        3,095,508               --               --       19,027,190
Withdrawals                       (30,967,846)        (120,000)              --               --      (31,087,846)
Net income (loss)                    (963,006)         391,774          (13,161)          53,238         (531,155)
General Partner's allocation:
  New Profit-Accrued                 (131,718)              --          131,718               --               --
Transfer of New Profit Memo
  Account to General Partner               --               --               --               --               --
PARTNERS' CAPITAL-
                                ---------------------------------------------------------------------------------
  September 30, 2006            $ 109,455,721    $  45,195,142    $     118,557    $   3,590,690    $ 158,360,110
                                =================================================================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

                                                     SPECIAL        NEW PROFIT
                                    LIMITED          LIMITED           MEMO           GENERAL
                                   PARTNERS         PARTNERS          ACCOUNT         PARTNER           TOTAL
                                ---------------------------------------------------------------------------------
PARTNERS' CAPITAL-
January 1, 2005                 $ 152,324,173    $  37,543,063    $          --    $   3,710,902    $ 193,578,138
  Contributions                     8,473,963        1,958,954               --               --       10,432,917
Withdrawals                       (37,093,353)      (1,206,582)              --         (483,713)     (38,783,648)
Net income                            269,119        1,821,291               22          152,079        2,242,511
General Partner's allocation:
  New Profit-Accrued                 (402,756)              --          402,756               --               --
Transfer of New Profit Memo
  Account to General Partner               --               --               --               --               --
PARTNERS' CAPITAL-
                                ---------------------------------------------------------------------------------
  September 30, 2005            $ 123,571,146    $  40,116,726    $     402,778    $   3,379,268    $ 167,469,918
                                =================================================================================

See notes to financial statements

                                 NESTOR PARTNERS
                 Statements of Financial Highlights (UNAUDITED)

                                                         LIMITED       SPECIAL LIMITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006            PARTNERS          PARTNERS
--------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (a)                                1.62%             3.98%
                                                         ========================
  Total expenses (a)                                       3.22%             0.84%
  Profit share allocation (b)                             (0.73)%              --%
                                                         ------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION               2.49%             0.84%
                                                         ========================
Total return before profit share allocation (b)           (4.72)%           (4.15)%
Profit share allocation (b)                                0.67%               --%
                                                         ------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                (4.05)%           (4.15)%
                                                         ========================

                                                         LIMITED       SPECIAL LIMITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005            PARTNERS          PARTNERS
--------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (loss) (a)                        (0.80)%           2.37%
                                                         ========================
  Total expenses (a)                                       3.80%            0.61%
  Profit share allocation (b)                              0.31%              --%
                                                         ------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION               4.11%            0.61%
                                                         ========================
Total return before profit share allocation (b)            6.99%            7.85%
Profit share allocation (b)                               (0.33)%             --%
                                                         ------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                 6.66%            7.85%
                                                         ========================

(a) annualized
(b) not annualized

See notes to financial statements

                                 NESTOR PARTNERS
                 Statements of Financial Highlights (UNAUDITED)

                                                          LIMITED      SPECIAL LIMITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006              PARTNERS        PARTNERS
--------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (a)                                 1.07%           3.50%
                                                          ======================
  Total expenses (a)                                        3.36%           0.88%
  Profit share allocation (b)                               0.10%             --%
                                                          ----------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                3.46%           0.88%
                                                          ======================
Total return before profit share allocation (b)            (0.63)%          1.20%
Profit share allocation (b)                                (0.11)%            --%
                                                          ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                 (0.74)%          1.20%
                                                          ======================

                                                          LIMITED      SPECIAL LIMITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005              PARTNERS        PARTNERS
--------------------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (loss) (a)                         (1.29)%          2.02%
                                                          ======================
  Total expenses (a)                                        3.90%           0.61%
  Profit share allocation (b)                               0.29%             --%
                                                          ----------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION                4.19%           0.61%
                                                          ======================
Total return before profit share allocation (b)             2.17%           4.71%
Profit share allocation (b)                                (0.32)%            --%
                                                          ----------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION                  1.85%           4.71%
                                                          ======================

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners' (the "Partnership") financial condition at September 30, 2006 (unaudited) and December 31, 2005 and the results of its operations for the three and nine months ended September 30, 2006 and 2005 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the "General Partner"), The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $112,735, during the three months ended September 30, 2006, of which $75,374, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2006 there were no redemption charges owed to the General Partner.

Recently Issued Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Fund recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Fund is currently evaluating the impact of adopting FIN 48 on its financial statements. As this time, the impact to the Fund's financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Fund's financial statements has not been determined.

The SEC issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. The Partnership is still evaluating the impact, if any, that the implementation of this SAB may have it financial statements.

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

The Partnership's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Partnership's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to, for example, daily price fluctuation limits, which are inherent in the Partnership's futures and forward trading, the Partnership's assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2005.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2006 and 2005. Profit share earned (from Limited Partners' redemptions) is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.

                                              Three months ended:
                                      Sep 30, 2006          Sep 30, 2005
                                      ----------------------------------

Profit share earned                     $   7,978             $     364
Reversal of profit share (1)             (965,284)              402,392
Profit share accrued(2)                        --                (7,011)
                                      ----------------------------------
Total profit share                      $(957,306)            $ 395,745

                                               Nine months ended:
                                      Sep 30, 2006          Sep 30, 2005
                                      ----------------------------------
Profit share earned                     $ 131,718             $     364
Profit share accrued(2)                        --              4 02,392
                                      ----------------------------------
Total profit share                      $ 131,718              $402,756

(1) At July 1
(2) At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2006, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                        --------------------------------
                        Periods ended September 30, 2006
                        --------------------------------

                                   TOTAL PARTNERS'
MONTH ENDING:                          CAPITAL
--------------------------------------------------
September 30, 2006                  $158,360,110
June 30, 2006                        182,935,681
December 31, 2005                    170,951,921

                                    THREE MONTHS            NINE MONTHS
                                    -----------------------------------
Change in Partners' Capital         $(24,575,571)          $(12,591,811)
Percent Change                           -13.43%                 -7.37%


THREE MONTHS ENDED SEPTEMBER 30, 2006

The decrease in the Partnership's net assets of $24,575,571 was attributable to withdrawals of $22,734,820 and net loss (before profit share) of $8,638,299, which was partially offset by contributions of $6,797,548.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2006 decreased $94,925 relative to the corresponding period in 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended September 30, 2006 increased $8,779 relative to the corresponding period in 2005. The increase was due mainly to an increase in the Partnership's average net assets during the three months ended September 30, 2006, relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended September 30, 2006 increased $940,180 relative to the corresponding period in 2005. This increase was due mainly to an increase in short-term Treasury yields.

During the three months ended September 30, 2006, the Partnership experienced net realized and unrealized losses of $9,661,082 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,039,070, administrative expenses of $112,735 and custody fees of $6,276 were incurred. Interest income of $2,180,864 and a reversal of accrued profit share of $957,306 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $7,680,993. An analysis of the trading gain (loss) by sector is as follows:

                              GAIN
SECTOR                       (LOSS)
-----------------------------------
Currencies                   -2.12%
Energies                     -0.62%
Grains                        0.17%
Interest Rates               -4.74%
Livestock                    -0.08%
Metals                        0.60%
Softs                        -0.11%
Stock Indices                 1.56%
                            -------
TRADING GAIN/(LOSS)          -5.34%

NINE MONTHS ENDED SEPTEMBER 30, 2006

The decrease in the Partnership's net assets of $12,591,811 was attributable to withdrawals of $31,087,846 and net loss (before profit share) of $531,155, which was partially offset by contributions of $19,027,190.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2006 decreased $375,849 relative to the corresponding period in 2005.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the nine months ended September 30, 2006 increased $21,555 relative to the corresponding period in 2005. The increase was due mainly to an increase in the Partnership's average net assets during the nine months ended September 30, 2006, relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the nine months ended September 30, 2006 increased $2,733,523 relative to the corresponding period in 2005. This increase was due mainly to an increase in short-term Treasury yields.

During the nine months ended September 30, 2006, the Partnership experienced net realized and unrealized losses of $2,927,310 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $3,372,106, administrative expenses of $347,999, custody fees of $19,337 and accrued profit share of $131,718 were incurred. Interest income of $6,135,597 offset the Partnership's expenses resulting in net loss after profit share to General Partner of $662,873. An analysis of the trading gain (loss) by sector is as follows:

                              GAIN
SECTOR                       (LOSS)
-----------------------------------
Currencies                   -8.83%
Energies                     -0.72%
Grains                       -1.07%
Interest Rates                1.07%
Livestock                    -0.54%
Metals                        7.08%
Softs                         0.29%
Stock Indices                 1.25%
                            -------
TRADING GAIN/(LOSS)          -1.47%

MANAGEMENT DISCUSSION - 2006

Three months ended September 30, 2006

For the three-month period ended September 30, 2006, the Partnership's Limited Partners and Special Limited Partners had negative returns, net of all fees, of 4.05% and 4.15%, respectively. Losses from interest rate and currency trading accounted for the bulk of the decline, although trading of energy, soft commodities and livestock also was unprofitable. Profits from equity, metals and grain trading did provide a minor positive offset.

Evidence of slower growth in the U.S. during the second and third quarters, uncertainties about the strength of Asian and European growth in the future, and persistent talk by central bankers about the need to be vigilant against inflation generated a fall in interest rates across the globe. As a result, short positions in U.S., Canadian, European, Australian and Japanese interest rate futures produced losses.

Currency trading was also unprofitable in the third quarter. Once again, the ebb and flow of geopolitical uncertainties involving Israel, Lebanon, Iran, Iraq and Korea, together with the worldwide concerns about future growth and inflation kept market participants from sustaining any persistent trends. In this environment, most dollar positions remained small and the minor overall loss was widely distributed. In non-dollar cross rate trading, losses were sustained when the euro fell against a number of higher yielding currencies.

Energy prices after being driven to record highs in early August due to weather related events, the Iran sanctions imbroglio, the Israeli-Lebanese conflict, and the London terror threat, plunged precipitously thereafter as each of these factors was resolved satisfactorily. Consequently, long positions in crude oil and petroleum products generated modest losses before being reversed to short positions by the end of the quarter. Meanwhile, a short natural gas trade was fractionally profitable.

Trading of soft commodities and livestock produced marginal losses.

Somewhat surprisingly, equity markets worldwide climbed the wall of worry during the third quarter. As a result, long positions in European and South African equity futures were profitable, while trading in U.S., Canadian, and Japanese equity futures were essentially unchanged.

Long positions in industrial metals benefited from price gains due to continued strong demand and relatively tight warehouse supplies. Precious metals prices, on the other hand, fell in response to a lessening of geopolitical tensions, some reduction in inflation worries, and a stable to firmer dollar, and long positions were unprofitable.

Grain trading was profitable because short positions in the soybean complex benefited from strong crop estimates out of the U.S. Department of Agriculture that drove prices lower.

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

                        --------------------------------
                        Periods ended September 30, 2005
                        --------------------------------

                                    TOTAL PARTNERS'
MONTH ENDING:                          CAPITAL
--------------------------------------------------------------------------------
September 30, 2005                   $167,469,918
June 30, 2005                         160,792,390
December 31, 2004                     193,578,138

                                     THREE MONTHS          NINE MONTHS
                                     ----------------------------------
Change in Partners' Capital          $  6,677,528          $(26,108,220)
Percent Change                               4.15%               -13.49%

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

During the three months ended September 30, 2005, the Partnership experienced net realized and unrealized gains of $11,612,135 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,133,995, administrative expenses of $103,956, custody fees of $5,201 and an accrued and earned profit share to the General Partner (net of reversal at July 1, 2005 for $7,011) of $395,745 were incurred. Interest income of $1,240,684 partially offset the Partnership's expenses resulting in a net income after profit share to General Partner of $11,213,922. An analysis of the trading gain (loss) by sector is as follows:

                             % GAIN
SECTOR                        LOSS
-----------------------------------
Currencies                    0.92%
Energies                      3.32%
Grains                       -0.83%
Interest Rates               -4.25%
Livestock                    -0.29%
Metals                        0.45%
Softs                         0.05%
Stock Indices                 7.98%
                            -------
TOTAL                         7.35%

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

During the nine months ended September 30, 2005, the Partnership experienced net realized and unrealized gains of $2,936,063 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $3,747,955, administrative expenses of $326,444, custody fees of $21,227 and an accrued profit share to the General Partner of $402,756 were incurred. Interest income of $3,402,074 partially offset the Partnership's expenses resulting in net income after profit to General Partner of $1,839,755. An analysis of the trading gain (loss) by sector is as follows:

                             % GAIN
SECTOR                        LOSS
-----------------------------------
Currencies                   -4.81%
Energies                      3.67%
Grains                       -3.02%
Interest Rates                3.38%
Livestock                    -0.53%
Metals                       -1.00%
Softs                        -0.99%
Stock Indices                 6.62%
                            -------
TOTAL                         3.32%

MANAGEMENT DISCUSSION - 2006

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended September 30, 2006. During the nine months ended September 30, 2006, the Partnership's average total capitalization was approximately $184,278,000.

                  Average                         Highest       Lowest
                   Value       % of Average        Value         Value
Market Sector     at Risk     Capitalization      at Risk       at Risk
-----------------------------------------------------------------------
Currencies         $ 7.0            3.8%           $ 7.5         $ 6.2
Energies             1.6            0.9%             2.0           1.0
Grains               0.6            0.3%             0.8           0.4
Interest rates       5.2            2.8%             7.8           2.3
Livestock            0.2            0.1%             0.3           0.1
Metals               1.3            0.7%             1.8           1.1
Softs                1.0            0.5%             1.1           0.9
Stock indices        6.4            3.5%            11.1           2.2

Total              $23.3           12.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2006. Average capitalization is the average of the Partnership's capitalization at the end of each of the nine months ended September 30, 2006. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On August 1, 2006 and September 1, 2006, the Partnership sold Interests to existing and new limited partners in the amount of $108,430 and $78,969, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

                                                SPECIAL
DATE OF                      LIMITED            LIMITED
WITHDRAWAL                   PARTNERS           PARTNERS             TOTAL
-----------------------------------------------------------------------------
July 31, 2006             $   (888,758)         $     --         $   (888,758)
August 31, 2006             (2,037,357)               --           (2,037,357)
September 30, 2006         (19,793,705)          (15,000)         (19,808,705)
                          ---------------------------------------------------
TOTAL                     $(22,719,820)         $(15,000)        $(22,734,820)
                          ===================================================

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

By: Millburn Ridgefield Corporation,
      General Partner

Date: November 13, 2006


                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                       (principal accounting officer)