Form 10-K
period 2006-12-31
NESTOR PARTNERS
filed 2007-03-30
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2006
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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2006, 2005 and 2004 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and is a member of National Futures Association.  The Millburn Corporation, an affiliate of the General Partner, performs certain accounting, administrative and operating functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2006, the aggregate net asset value of the Partnership was $147,701,841.  The value at December 31, 2006 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $43,344.14, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1977 to December 31, 2006.

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

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and allocate risk across a wide array of markets, so as to contain overall portfolio risk in the targeted range, while allowing exposure to profitable trend opportunities.  Over the last 30 years, the General Partner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

Of course, systems can be materially different — better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the General Partner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 4.5%.

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

In addition to the volatility overlay, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole such as portfolio diversification and control of leverage and portfolio size.  There are, however, no restrictions on the amount of leverage the General Partner may use at any time.

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

UBS Financial Services Inc. (“UBS”), Deutsche Bank Securities, Inc. “Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Inc. (“Merrill Lynch”), Credit Suisse Securities (USA) LLC (“Credit Suisse”) and First International Banque SA (UK Branch) (“Fimat”) act as the futures brokers for the Partnership.  The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and clears all such trades with Morgan Stanley & Co. Incorporated, serving as prime broker.  The Partnership pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the UBS, Merrill Lynch, Deutsche Bank, Credit Suisse and Fimat to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

(e)           Available information

The Partnership files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”).  These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Please call the SEC’s toll free number, 1-800-SEC-0330, for further information.  The Partnership does not maintain a website where these reports are posted.  However, the Partnership’s filings are posted on the SEC’s website at http://www.sec.gov.

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

Highly Leveraged Trading.   The low margin deposits normally required in futures and forward trading permit an extremely high degree of leverage.  The Partnership may frequently hold positions with a gross value as much as ten or more times of the Partnership’s Net Assets.  Consequently, even a slight movement in the prices of its open positions could result in significant losses.

Markets May Be Illiquid or Disrupted.   Most United States futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily limits.”  During a single trading day no trades may be executed in such contracts at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-United States exchanges may also be subject to price fluctuation limits and are otherwise subject to periods of significant illiquidity.  Trading in the forward currency markets is not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

Failure of Brokerage Firms and Forward Market Participants.   The CEA, as amended requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds.  If any of the Partnership’s commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of the Partnership might not be fully protected in the event of the bankruptcy of such broker.  Furthermore, in the event of such a bankruptcy, the Partnership would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to the Partnership (for example, United States Treasury bills or cash deposited by the Partnership with such broker) was held by such broker.  Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them.  Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

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

Certain Special Considerations Related to Forward Trading.   None of the CFTC, NFA, futures exchanges or banking authorities currently regulate forward trading.  Because a principal portion of the Partnership’s currency trading takes place in the forward markets, prospective investors must recognize that much of the Partnership’s activity takes place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC or other regulatory bodies.  Partnership funds on deposit with the currency forward counterparties with which the Partnership trades are not protected by the same segregation requirements imposed on CFTC regulated commodity brokers in respect of customer funds deposited with them.  Although the Partnership deals only with major financial institutions as currency forward counterparties, the insolvency or bankruptcy of a currency forward counterparty could subject the Partnership to the loss of its entire deposit with such counterparty.  The forward markets are well established.  However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Partnership.

Swap Trading.  The Partnership may trade swaps.  Swaps involve many of the same risks as those described above with respect to forward trading.  Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in the swap market.  As a result, the Partnership will be subject to the risk of the inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Partnership trades.  The Partnership intends to enter into swaps only with highly creditworthy banks and dealers.  The swap market is generally not regulated by any U.S. or non-U.S. governmental authority.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the Partnership will deal may limit the size or duration of positions available to the Partnership as a consequence of credit considerations.  Finally, swaps may be illiquid and participants in the swap market are not required to make continuous markets in the swap contracts they trade.

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

Possible Effects of Speculative Position Limits.   The CFTC and United States exchanges have established limits referred to as “position limits” on the maximum net long or net short speculative futures position which any person may hold or control in particular futures contracts.  Generally, banks and dealers do not impose such limits with respect to forward contracts in currencies.  All futures accounts managed by the General Partner and its affiliates are combined for position limit purposes.  With respect to trading in futures contracts subject to position limits (for example, corn, wheat, cotton, soybeans, soybean meal and oil), the General Partner may reduce the size of the positions which would otherwise be taken for the Partnership to avoid exceeding the limits.  If position limits are exceeded by the General Partner in the opinion of the CFTC or any other regulatory body, exchange or board, the General Partner will liquidate positions in all accounts under its management, including the Partnership, as nearly as possible in proportion to respective amounts of equity in each account to the extent necessary to comply with applicable position limits.  However, notwithstanding the foregoing, certain accounts managed by the General Partner may be designed to track a particular index and the General Partner does not intend to reduce the positions held in those accounts proportionately, because this would be a source of tracking error.

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

(b)   Holders.

As of December 31, 2006, there were 497 holders of Interests.

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

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2006:

Month	Limited Partners Amount withdrawn	Special Limited Partners Amount withdrawn

October 31, 2006	$8,436,321	$371
November 30, 2006	$5,923,369	—
December 31, 2006	$11,560,400	$510,630
Total	$25,920,090	$511,001

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2006, 2005, 2004, 2003 and 2002 and total assets of the Partnership at December 31, 2006, 2005, 2004, 2003 and 2002.

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
Income Statement Items:

Interest income	$8,039,516	$4,819,054	$2,406,435	$2,061,312	$2,985,561
Total net realized and unrealized gains (losses)*	$13,862,815	$9,676,626	$(510,071)	$6,747,761	$38,834,784

Expenses:
Brokerage commissions	$4,317,248	$4,802,240	$5,497,025	$5,378,592	$4,580,773
Administrative expenses (including custody fees)	$475,795	$460,610	$528,584	$456,873	$393,610
Profit share	$2,092,010	$1,140,619	$484,760	$668,526	$3,393,398

Net Income (loss)	$15,017,278	$8,092,211	$(4,614,005)	$2,305,082	$33,452,564

Balance Sheet Items:
Total assets	$163,312,251	$180,964,978	$209,518,483	$214,486,737	$145,414,744
Total partners’ capital	$147,701,841	$170,951,921	$193,578,138	$210,664,198	$140,956,833

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

The Partnership trades futures, options and forward contracts, and may trade swap contracts, on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 12% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2006, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2006.

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

2006

During 2006, the Partnership achieved a net realized and unrealized gain of $13,862,815 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $4,317,248, administrative expenses of $448,912 and custody fees of $26,883 were paid or accrued.  The Partnership paid a profit share to the General Partner of $2,092,010.  Interest income of $8,039,516 offset the Partnership’s expenses resulting in a net gain of $15,017,278.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(5.88)%
Energies	0.32%
Grains	(2.02)%
Interest Rates	1.26%
Livestock	(0.60)%
Metals	8.78%
Softs	(0.31)%
Stock Indices	8.01%

Total	9.56%

The Partnership generated a moderate gain for the year.  Trading of metals and stock index futures produced significant profits, and trading of interest rate and energy futures added small gains.  On the other hand, currency trading resulted in a sizable loss, and trading activity in grains, livestock and softs was somewhat negative.

Strong economic conditions worldwide underpinned industrial and precious metal prices.  Periodic fears of shortages also buoyed the prices of industrial metals.  Concern about inflation, a weaker U.S. dollar, and reserve diversification out of dollars provided an added boost to precious metal prices.  In addition, introduction of a silver ETF alongside the existing gold ETFs increased the demand for precious metals.  Consequently, long positions in copper, zinc, nickel, tin, aluminum, lead, gold, silver, and platinum were profitable.

Broad based growth, encompassing the emerging markets—led by China and India—the U.S., Europe, and by year-end even Japan encouraged investors worldwide.  Hence, long positions in European, Chinese, Hong Kong, and U.S. stock index futures were profitable.

During the first half of 2006, short positions in short-term and long-term interest rate futures were widely profitable as interest rates rose on the back of strong growth, inflation worries, and Fed Funds rate increases.  By July, however, there was growing concern that tighter Central Bank monetary policies throughout the world might induce a growth slowdown.  As a result, interest rates, particularly long-term interest rates, came down and losses on short positions offset most of the earlier gains.  The downward pressure on long-term interest rates was augmented by OPEC and Bank of China purchases of longer term government bonds for reserve management purposes.  On balance, there was still a modest profit for the year from interest rate trading.

Currency trading was unprofitable throughout the year.  Significant volatility without sustained trends characterized most currency markets.  Market participants continued to discuss the likelihood of a weaker dollar, but with the Bank of China tightly controlling the movements of the yuan, fluctuations in most major currencies were restrained and no sustained dollar move occurred.

Elsewhere, trading of grains, softs, and livestock was somewhat unprofitable, while energy trading produced a fractional gain.

2005

During 2005, the Partnership achieved a net realized and unrealized gain of $9,676,626 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $4,802,240, administrative expenses of $434,264 and custody fees of $26,346 were paid or accrued.  The Partnership paid a profit share to the General Partner of $1,140,619.  Interest income of $4,819,054 partially offset the Partnership’s expenses resulting in a net gain of $8,092,211.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(3.35)%
Energies	1.20%
Grains	(2.81)%
Interest Rates	2.20%
Livestock	(0.62)%
Metals	3.11%
Softs	(0.31)%
Stock Indices	7.97%

Total	7.39%

The Partnership produced a modest gain for the year.  Stock indices were strongly profitable, and to a lesser extent so were cross rate currency positions, metals, energy and interest rates.  On the other hand, sizable losses resulted from trading dollar currency positions, and lesser shortfalls came from trading grains, softs, and livestock.

International equity indices were highly profitable in 2005.  Following some consolidation early in the year, non-U.S. equity indexes moved broadly higher through year-end.  There were gains from long positions in Asian, European, and South African stock indices.  Solid growth worldwide propelled equities forward despite the headwinds that came from high energy prices and rising interest rates. Trading of U.S. stock indices, which were range-bound for most of 2005, was not profitable, however.

Strong growth of industrial production, especially in China, underpinned demand for metals, and long positions in copper, zinc and platinum generated gains.   Continuing expansion of money supply worldwide fueled demand for precious metals and long gold and silver positions were also profitable.

Energy prices were volatile, but still moved somewhat higher on balance for the year, and long positions in crude, heating oil, London gasoil, unleaded gasoline, and kerosene were slightly profitable.  By the end of 2005, however, position sizes had been reduced significantly.

Interest rates were quite volatile during 2005.  Early in the year, markets expected continuing declines in non-U.S. interest rates, and further advances in short term U.S. rates.  Later on, however, interest rates rose rather broadly as the European Central Bank joined the Federal Reserve in raising official rates, as growth in emerging economies remained strong, as Japan showed evidence of exiting from its protracted slump, and as high prices for energy and other commodities induced inflation fears that periodically roiled markets. In this environment, profits from long non-U.S. interest rate positions during the first half of 2005 were largely offset by losses from these positions in the second half.  Indeed, by year-end, the portfolio’s interest rate positions had been reduced or reversed from long to short, anticipating higher interest rates.

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

2004

During 2004, the Partnership had a net realized and unrealized loss of $510,071 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $5,497,025, administrative expenses of $499,091 and custody fees of $29,493 were paid or accrued.  The Partnership paid a profit share to the General Partner of $484,760.  Interest income of $2,406,435 partially offset the Partnership’s expenses resulting in a net loss of $4,614,005.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(3.05)%
Energies	2.55%
Grains	0.45%
Interest Rates	2.94%
Livestock	0.14%
Metals	(0.22)%
Softs	0.20%
Stock Indices	(2.48)%

Total	0.53%

While the Partnership had a net dollar trading loss during 2004, there was a percentage trading gain in the aggregate sectors due to the timing of additional capital contributions and monthly volatility.

The year 2004 was distinguished by dramatic transitions in the underlying character of market trading dynamics. Profitable trends in January and February gave way to a six month period of trendless, turbulent action across a broad swath of markets that produced significant losses. Beginning in September, trends reappeared and the Partnership chalked up a sharp recovery in the year’s final four months.  Interest rate and energy trading were profitable and to a lesser extent so was trading of agricultural commodities.  These gains were partially offset by losses from currency, stock index and metals trading. The Partnership generated a small trading loss for the year.

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the Partnership calculates Value at Risk using exchange maintenance margin requirements for equivalent or similar futures positions.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for fiscal years ended December 31, 2006 and 2005.  During fiscal year 2006 and 2005, the Partnership’s average total capitalization was approximately $176.1 million and $170.2 million, respectively.

Fiscal Year 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Interest Rates	$5.0	2.8%	$7.8	$2.3
Currencies	$7.4	4.2%	$8.8	$5.9
Stock Indices	$6.8	4.0%	$11.1	$2.2
Metals	$1.5	0.9%	$1.8	$1.1
Softs	$0.9	0.5%	$1.1	$0.6
Grains	$0.6	0.3%	$0.8	$0.4
Energies	$1.7	1.0%	$2.0	$1.0
Livestock	$0.2	0.2%	$0.3	$0.0
Total	$24.1	13.9%

Fiscal Year 2005
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Interest Rates	$5.1	3.0%	$6.4	$3.9
Currencies	$10.1	5.9%	$13.6	$7.9
Stock Indices	$9.3	5.5%	$11.0	$7.7
Metals	$1.8	1.1%	$1.9	$1.5
Softs	$1.0	0.6%	$1.4	$0.5
Grains	$0.4	0.2%	$0.5	$0.2
Energies	$1.3	0.8%	$1.7	$0.5
Livestock	$0.2	0.1%	$0.2	$0.1
Total	$29.2	17.2%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during each fiscal year.  Average Capitalization is the average of the Partnership’s capitalization at the end of each month during the fiscal year 2006 and 2005.  Dollar amounts represent millions of dollars.

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

The Partnership also has non-trading cash flow risk as a result of holding a substantial portion (over 80%) of its assets in U.S. Treasury notes and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes.  Although the General Partner does not anticipate that, even in the case of major interest rate movements, the Partnership would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Partnership’s cash management income.  The Partnership also maintains a portion (approximately 3 - 10%) of its assets in cash in interest-bearing bank accounts.  These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector.

Financial Instruments.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively “G-7”), countries.  However, the Partnership also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies.  Exchange rate risk is the principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. dollar.  As of December 31, 2006 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, Swiss Franc, Czech Krone, Polish Zloty, Norwegian Krone, Hungarian Forint, Swedish Krona, Canadian Dollar, Korean Won, Singapore Dollar, South African Rand, New Zealand Dollar, Australian Dollar, Japanese Yen, Mexican Peso, Turkish Lira, Indian Rupee and British Pound.  The primary exposures in the currency crosses were in the Japanese Yen versus the Canadian Dollar, Australian Dollar, Swiss Franc, Euro, Mexican Peso, New Zealand Dollar and British Pound and in the Euro versus the Japanese Yen, British Pound, Swiss Franc, Polish Zloty, Norwegian Krone, Hungarian Forint, Mexican Peso, New Zealand Dollar, Swedish Krona, Turkish Lira and Canadian Dollar.

Stock Indices.  The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries.  As of December 31, 2006, the Partnership’s primary exposures were in the E Mini Nasdaq 100, E-Mini S&P 500, E-Mini Russell 2000, and E-Mini Dow (United States); FTSI 100 (United Kingdom); TOPIX and Nikkei (Japan); TSE 60 (Canada); DAX (Germany); and CAC-40 (France).  The Partnership’s exposure to stock index futures of other countries at December 31, 2006 were in the Simex Taiwan Index (Taiwan), Simex (Singapore), ALL Shares (South Africa), SPI 200 (Australia), IBEX 35 (Spain), Hang Seng and H-Shares (Hong Kong), AEX (Netherlands), MIB 30 (Italy), OMX (Sweden) and the DJ Euro Stoxx 50 (Euro Zone) stock indices.

Metals.  The Diversified Portfolio used for the Partnership trades precious and base metals.  As of December 31, 2006, the Partnership’s metals market exposure was in gold, silver, platinum, aluminum, copper, lead, nickel, tin and zinc.

Agricultural.  The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  As of December 31, 2006, the Partnership had exposure to agricultural commodities, including coffee, sugar, cocoa, cotton, wheat, corn, the soybean complex as well as live cattle and hogs.

Energy.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

Foreign Currency Balances.  The Partnership’s primary foreign currency balances are in Japanese Yen, Euro, British Pounds, Australian Dollars, Canadian Dollars, Swiss Franc, Swedish Krona, South African Rand and Hong Kong Dollars.  The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

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

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable trend opportunities.  Over the last 30 years, the General Partner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

Of course, systems can be materially different — better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the General Partner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 4.5%.

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

In addition to the volatility overlay, the General Partner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets.  The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 12% to 35% of an account’s net assets, though the amount may at any time be substantially higher; (2) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2006, 2005 and 2004 are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2006 and 2005.  This information has not been audited.

	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Interest Income:	$1,903,919	$2,180,864	$2,107,172	$1,847,561
Net Realized and Unrealized Gains (Losses):	16,790,125	(9,661,082)	(8,817,953)	15,551,725
Expenses*	3,013,893	200,775	204,207	3,466,178
Net Income (Loss):	15,680,151	(7,680,993)	(6,914,988)	13,933,108

*  Expenses are inclusive of any realized and accrued profit share to the General Partner.

	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Interest Income:	$1,416,980	$1,240,684	$1,091,606	$1,069,784
Net Realized and Unrealized Gains (Losses):	6,740,563	11,612,135	3,565,696	(12,241,768)
Expenses*:	1,905,087	1,638,897	1,341,486	1,517,999
Net Income (Loss):	6,252,456	11,213,922	3,315,816	(12,689,983)

*  Expenses are inclusive of any realized and accrued profit share to the General Partner.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year covered by this Annual Report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

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

The principals and senior officers of the General Partner as of December 31, 2006 are as follows:

Harvey Beker, age 53.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation, and a partner of their affiliate, ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners.  During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in ShareInVest, the predecessor of ShareInVest Research L.P. (“ShareInVest”), in April 1982.

Gregg R. Buckbinder, age 48.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 62.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation and a partner of ShareInVest.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the General Partner in 1976 and joined General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 37.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner, The Millburn Corporation and ShareInVest.  Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999- January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999).  He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and spoken at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar and Co-Chairman of the Managed Funds Association CPO/CTA Advisory Committee.

Mark B. Fitzsimmons, age 59.  Mr. Fitzsimmons is a Senior Vice-President of the General Partner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  His responsibilities include both business development and investment strategy.  He joined the General Partner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 49.   Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the General Partner and The Millburn Corporation and a partner of ShareInVest.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc.   (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  He became a partner in ShareInVest in January 1994.

Dennis B. Newton, age 55.  Mr. Newton is a Senior Vice-President of the General Partner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 55.  Mr. Smith is Executive Vice-President and Co-Director of Research of the General Partner and The Millburn Corporation and a partner of ShareInVest.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 52.   Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the General Partner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May of 1983.  Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Code of Ethics

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

(h)   Audit Committee Financial Expert

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

Item 11.  Executive Compensation

The Partnership has no directors, officers or employees.  None of the directors, officers or employees of the General Partner receive compensation from the Partnership.  The General Partner makes all trading decisions on behalf of the Partnership.  The General Partner receives monthly brokerage commissions of 0.458 of 1% of the Partnership’s Net Assets (which is reduced to 0.167 of 1% of Net Assets, plus the cost of all commissions and clearing charges due to third-party brokers, for partners who acquire their Interests directly through the General Partner) and an annual profit share of 20% of any new trading profit as defined.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners

As of December 31, 2006, the General Partner knows of the following person who owns beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly (1)	% Directly	% Indirectly
Malcolm H. Wiener c/o Millburn Ridgefield Corporation 411 W. Putnam Avenue Greenwich, CT 06830	$0	$22,250,140	0%	15.49%

ALFA Investors 2108 E. South Blvd. Montgomery, AL 36116	$7,366,395		5.13%

All of the Partnership’s general partner interest is held by the General Partner.

(b)           Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of December 31, 2006, the General Partner’s interest was valued at $4,034,296, which constituted 2.73% of the Partnership’s capital as of December 31, 2006.

As of December 31, 2006, the directors and executive officers of the General Partner own beneficially Limited Partnership Interests as follows:

Name	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly (2)	% Directly	% Indirectly

Harvey Beker	$ 967,388	$ 7,242,136	0.67%	5.03%

Gregg Buckbinder	$ 0	$ 329,582	0%	0.23%

George Crapple	$ 26,474	$ 5,097,890	0.02%	3.55%

Steven M. Felsenthal	$ 0	$ 37,336	0%	0.03%

Mark Fitzsimmons	$ 0	$ 1,953,603	0%	1.36%

Barry Goodman	$ 0	$ 2,138,908	0%	1.49%

Dennis Newton	$ 0	$ 254,160	0%	0.18%

Grant Smith	$ 1,520,941	$ 934,562	1.06%	0.65%

Tod Tanis	$ 0	$ 616,948	0%	0.43%

directors and executive officers of the General Partner as a group	$ 2,514,803	$ 18,605,125	1.75%	12.95%

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

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Partnership allocated to the General Partner $4,317,248 in brokerage fees and allocated $2,092,010 in profit share to the New Profits Memo Account for the year ended  December 31, 2006.  The General Partner’s general partner interest showed an allocation of income of $505,493 for the year ended December 31, 2006.  The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $448,912 during the year ended December 31, 2006 of which $308,037 was paid or was payable to The Millburn Corporation.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.  Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2006 and 2005 were approximately $93,000 and $39,600, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2006 and 2005.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Partnership for the years ended December 31, 2006 and 2005 were approximately $7,600 and $10,000, respectively.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)       Financial Statements

The following are included with the 2006 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)       Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2006 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2007.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2007
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2007
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2007
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2007
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

General Partner of Registrant

March 30, 2007

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description
13.01	2006 Report of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Executive Officer
32.3	Section 1350 Certification of Principal Financial Officer

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