Form 10-Q
period 2007-03-31
NESTOR PARTNERS
filed 2007-05-15
CIK 888471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2007
                                     or

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

                                                      Yes [ ]           No [X]

Nestor Partners
Financial statements
For the three months ended March 31, 2007 and 2006 (unaudited)


Statements of Financial Condition (a)                                          1
Condensed Schedules of Investments (a)                                         2
Statements of Operations (b)                                                   6
Statements of Changes in Partners' Capital (b)                                 7
Statements of Financial Highlights (b)                                         8
Notes to the Financial Statements (unaudited)                                  9


(a) At March 31, 2007 (unaudited) and December 31, 2006
(b) For the three months ended March 31, 2007 and 2006 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    NESTOR PARTNERS
                           STATEMENTS OF FINANCIAL CONDITION


                                                            MARCH 31      DECEMBER 31
                                                              2007           2006
                                                           (UNAUDITED)
                                                          ------------   ------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes--at market value
    (amortized cost $44,721,824 and $45,775,054)          $ 44,719,278   $ 45,761,875
Net unrealized appreciation on open futures and
  forward currency contracts                                 6,538,588      9,240,848
Due from brokers                                             5,057,426      6,847,054
Cash denominated in foreign currencies (cost $1,182,342
  and $3,216,906)                                            1,188,656      3,222,378
                                                          ------------   ------------
    Total equity in trading accounts                        57,503,948     65,072,155

INVESTMENTS IN U.S. TREASURY NOTES--at market value
  (amortized cost $81,743,145 and $92,232,843)              81,743,478     92,198,954
CASH AND CASH EQUIVALENTS                                    6,923,873      5,105,014
ACCRUED INTEREST RECEIVABLE                                    968,374        936,128
                                                          ------------   ------------
TOTAL                                                     $147,139,673   $163,312,251
                                                          ============   ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Capital contributions received in advance               $     58,000   $    725,000
  Accrued brokerage fees                                       306,840        325,946
  Accrued expenses                                             479,960        387,775
  Capital withdrawals payable                                1,785,360     14,171,689
  Due to General Partner                                            98             --
                                                          ------------   ------------
    Total liabilities                                        2,630,258     15,610,410

PARTNERS' CAPITAL                                          144,509,415    147,701,841
                                                          ------------   ------------

TOTAL                                                     $147,139,673   $163,312,251
                                                          ============   ============

See notes to financial statements

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                           MARCH 31, 2007 (UNAUDITED)

                                                      % OF     NET UNREALIZED
                                                  PARTNERS'     APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS             CAPITAL     (DEPRECIATION)
-----------------------------------------------------------------------------

FUTURES CONTRACTS:
  Long futures contracts:
    Grains                                          (0.90)%     $ (1,302,186)
    Interest rates                                  (0.09)          (134,315)
    Livestock                                       (0.10)          (140,310)
    Metals                                           0.04             51,374
    Softs                                            0.06             91,710
    Stock indices                                    1.86          2,694,161
                                                  --------------------------
      Total long futures contracts                   0.87          1,260,434
                                                  --------------------------
  Short futures contracts:
    Energies                                        (0.66)          (955,373)
    Grains                                           0.07             98,775
    Interest rates                                   1.46          2,115,971
    Livestock                                       (0.01)           (12,740)
    Metals                                          (0.01)           (16,200)
    Softs                                            0.10            148,072
                                                  --------------------------
    Total short futures contracts                    0.95          1,378,505
                                                  --------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net           1.82          2,638,939
                                                  --------------------------
FORWARD CURRENCY CONTRACTS:
    Total long forward currency contracts            2.84          4,102,011
    Total short forward currency contracts          (0.14)          (202,362)
                                                  --------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                      2.70          3,899,649
                                                  --------------------------

TOTAL                                                4.52%      $  6,538,588
                                                  ==========================

                                                                 (Continued)

                                  NESTOR PARTNERS
                         Condensed Schedule of Investments
                            March 31, 2007 (UNAUDITED)

U.S. TREASURY NOTES

                                                            % OF
                                                        PARTNERS'
FACE AMOUNT   DESCRIPTION                                CAPITAL        VALUE
--------------------------------------------------------------------------------

$31,930,000   U.S. Treasury notes, 3.125%, 05/15/07        22.04%   $ 31,855,164
 31,930,000   U.S. Treasury notes, 2.750%, 08/15/07        21.91      31,660,591
 31,930,000   U.S. Treasury notes, 3.000%, 11/15/07        21.83      31,540,853
 31,930,000   U.S. Treasury notes, 3.000%, 02/15/08        21.73      31,406,148
                                                        ------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $126,464,969)              87.51%   $126,462,756
                                                        ========================
                                                                     (Concluded)

See notes to financial statements

                                 NESTOR PARTNERS
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2006

                                                      % OF     NET UNREALIZED
                                                  PARTNERS'     APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS             CAPITAL     (DEPRECIATION)
-----------------------------------------------------------------------------
FUTURES CONTRACTS:
  Long futures contracts:
    Grains                                           0.22%      $    321,754
    Interest rates                                  (0.76)        (1,123,031)
    Metals                                          (0.09)          (131,262)
    Softs                                              --              6,188
    Stock indices                                    1.44          2,120,454
                                                  --------------------------
      Total long futures contracts                   0.81          1,194,103
                                                  --------------------------
  Short futures contracts:
    Energies                                         0.57            840,877
    Interest rates                                   1.63          2,403,088
    Livestock                                          --              2,430
    Metals                                             --             (2,950)
    Softs                                           (0.16)          (226,786)
                                                  --------------------------
      Total short futures contracts                  2.04          3,016,659
                                                  --------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net           2.85          4,210,762
                                                  --------------------------
FORWARD CURRENCY CONTRACTS:
  Total long forward currency contracts              2.67          3,933,503
  Total short forward currency contracts             0.74          1,096,583
                                                  --------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                      3.41          5,030,086
                                                  --------------------------

TOTAL                                                6.26%      $  9,240,848
                                                  ==========================

                                                                 (Continued)

                                    NESTOR PARTNERS
                           CONDENSED SCHEDULE OF INVESTMENTS
                                   DECEMBER 31, 2006

U.S. TREASURY NOTES

                                                            % OF
                                                        PARTNERS'
FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------

$35,205,000   U.S. Treasury notes, 2.250%, 02/15/07        23.76%   $ 35,089,484
 34,730,000   U.S. Treasury notes, 3.125%, 05/15/07        23.35      34,485,805
 34,730,000   U.S. Treasury notes, 2.750%, 08/15/07        23.19      34,247,036
 34,730,000   U.S. Treasury notes, 3.000%, 11/15/07        23.11      34,138,504
                                                        ------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $138,007,897)              93.41%   $137,960,829
                                                        ========================
                                                                     (Concluded)

See notes to financial statements

                                 NESTOR PARTNERS
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                      MARCH 31       MARCH 31
                                                        2007           2006
                                                   ----------------------------
INVESTMENT INCOME:
  Interest income                                  $  1,759,292    $  1,847,561
                                                   ----------------------------

EXPENSES:
  Brokerage fees                                        857,039       1,161,295
  Administrative expenses                                92,185         117,312
  Custody fees                                            5,762           6,041
                                                   ----------------------------
    Total expenses                                      954,986       1,284,648
                                                   ----------------------------

NET INVESTMENT INCOME                                   804,306         562,913
                                                   ----------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts              4,876,821       5,858,595
  Foreign exchange translation                           (9,117)          1,614
Net change in unrealized:
  Futures and forward currency contracts             (2,702,260)      9,738,853
  Foreign exchange translation                              842          46,148
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized                               44,855         (93,485)
                                                   ----------------------------
    Total net realized and unrealized gains           2,211,141      15,551,725
                                                   ----------------------------

NET INCOME                                            3,015,447      16,114,638
LESS PROFIT SHARE TO GENERAL PARTNER                    315,726       2,181,530
                                                   ----------------------------
NET INCOME AFTER PROFIT SHARE TO
  GENERAL PARTNER                                  $  2,699,721    $ 13,933,108
                                                   ============================

See notes to financial statements

                                 NESTOR PARTNERS
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007:

                                                               SPECIAL
                                                LIMITED        LIMITED        NEW PROFIT       GENERAL
                                               PARTNERS       PARTNERS       MEMO ACCOUNT      PARTNER        TOTAL
-----------------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL-
  January 1, 2007                            $ 93,445,531    $ 50,222,014    $         --   $  4,034,296   $147,701,841
Contributions                                     835,000          93,007              --             --        928,007
Withdrawals                                    (6,671,432)       (464,448)             --             --     (7,135,880)
Net income                                      1,650,160       1,259,787              32        105,468      3,015,447
General Partner's allocation:
  New Profit-Accrued                             (315,726)             --         315,726             --             --
PARTNERS' CAPITAL-
                                             --------------------------------------------------------------------------
  March 31, 2007                             $ 88,943,533    $ 51,110,360    $    315,758   $  4,139,764   $144,509,415
                                             ==========================================================================

FOR THE THREE MONTHS ENDED MARCH 31, 2006:

                                                               SPECIAL
                                                LIMITED        LIMITED        NEW PROFIT       GENERAL
                                               PARTNERS       PARTNERS       MEMO ACCOUNT      PARTNER        TOTAL
-----------------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL-
  January 1, 2006                            $125,586,609    $ 41,827,860    $         --   $  3,537,452   $170,951,921
Contributions                                   6,545,304         317,698              --             --      6,863,002
Withdrawals                                    (3,358,553)        (90,000)             --             --     (3,448,553)
Net income                                     11,693,028       4,074,487             673        346,450     16,114,638
General Partner's allocation:
  New Profit-Accrued                           (2,181,530)             --       2,181,530             --             --
PARTNERS' CAPITAL-
                                             --------------------------------------------------------------------------
  March 31, 2006                             $138,284,858    $ 46,130,045    $  2,182,203   $  3,883,902   $190,481,008
                                             ==========================================================================

See notes to financial statements

                                 NESTOR PARTNERS
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                                     SPECIAL
                                                      LIMITED        LIMITED
FOR THE THREE MONTHS ENDED MARCH 31, 2007             PARTNERS      PARTNERS
----------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (a)                             1.15%           3.89%
                                                    ========================

  Total expenses (a)                                    3.64%           0.88%
  Profit share allocation (b)                           0.34%             --%
                                                    ------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION            3.98%           0.88%
                                                    ========================

Total return before profit share allocation (b)         1.81%           2.52%
Profit share allocation (b)                            (0.34)%            --%
                                                    ------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION              1.47%           2.52%
                                                    ========================

                                                                     SPECIAL
                                                      LIMITED        LIMITED
FOR THE THREE MONTHS ENDED MARCH 31, 2006             PARTNERS      PARTNERS
----------------------------------------------------------------------------
RATIOS TO AVERAGE CAPITAL:
  Net investment income (a)                             0.54%           3.03%
                                                    ========================

  Total expenses (a)                                    3.43%           0.88%
  Profit share allocation (b)                           1.58%             --%
                                                    ------------------------
  TOTAL EXPENSES AND PROFIT SHARE ALLOCATION            5.01%           0.88%
                                                    ========================

Total return before profit share allocation (b)         9.02%           9.69%
Profit share allocation (b)                            (1.70)%            --%
                                                    ------------------------
TOTAL RETURN AFTER PROFIT SHARE ALLOCATION              7.32%           9.69%
                                                    ========================

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners' (the "Partnership") financial condition at March 31, 2007 (unaudited) and December 31, 2006 and the results of its operations for the three months ended March 31, 2007 and 2006 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The December 31, 2006 information has been derived from the audited financial statements as of December 31, 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the "General Partner"), The Millburn Corporation ("TMC"), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $92,185, during the three months ended March 31, 2007, of which $60,042, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2007, $98 was owed to the General Partner.

Recently Issued Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Partnership recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The General Partner of the Partnership has evaluated the impact of adopting FIN 48 on the Partnership's financial statements. In the General Partner's opinion, the adoption of FIN 48 has no impact on the Partnership. The Partnership's tax position, as it is treated as a partnership for federal income tax purposes, is based on established tax precedent for tax treatment of investment partnerships as flow-through entities.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2006.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2007 and 2006. Profit share earned (from Limited Partners' redemptions) is credited to the New Profit memo account as defined in the Partnership's Partnership Agreement.

                                          Three months ended:
                                     Mar 31, 2007    Mar 31, 2006
                                     ----------------------------
Profit share earned                  $     12,472    $     23,059
Profit share accrued                      303,254       2,158,471
                                     ----------------------------
Total profit share                   $    315,726    $  2,181,530

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2007, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

          Period ended March 31, 2007
------------------------------------------------

                                        TOTAL
                                      PARTNERS'
MONTH ENDING:                          CAPITAL
------------------------------------------------
March 31, 2007                      $144,509,415
December 31, 2006                    147,701,841

                                    THREE MONTHS
                                    ------------
Change in Partners' Capital         $ (3,192,426)
Percent Change                             -2.16%

THREE MONTHS ENDED MARCH 31, 2007

The decrease in the Partnership's net assets of $3,192,426 was attributable to withdrawals of $7,135,880, which was partially offset by contributions of $928,007 and net income (before profit share) of $3,015,447.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2007 decreased $304,256 relative to the corresponding period in 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended March 31, 2007 decreased $25,127 relative to the corresponding period in 2006. The decrease was due mainly to a decrease in the Partnership's average net assets during the three months ended March 31, 2007, relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended March 31, 2007 decreased $88,269 relative to the corresponding period in 2006. This decrease was due mainly to a decrease in average net assets during the period, which was partially offset by an increase in short-term Treasury yields.

During the three months ended March 31, 2007, the Partnership experienced net realized and unrealized gains of $2,211,141 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $857,039, administrative expenses of $92,185, custody fees of $5,762 and accrued profit share to General Partner of $315,726 were incurred. Interest income of $1,759,292 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $2,699,721. An analysis of the trading gain (loss) by sector is as follows:

                                 % GAIN
SECTOR                           (LOSS)
-----------------------------------------
Currencies                         1.32%
Energies                          -1.50%
Grains                            -0.17%
Interest Rates                     0.97%
Livestock                         -0.12%
Metals                             0.76%
Softs                              0.25%
Stock Indices                     -0.02%
                                ---------
TOTAL                              1.49%

Management Discussion - 2007

For the three-month period ended March 31, 2007, the Partnership's Limited Partners and Special Limited Partners had positive returns, net of all fees, of 1.47% and 2.52%, respectively. Trading of interest rate, currency and metals futures was profitable, and to a lesser extent soft commodity futures. On the other hand, losses were sustained in trading energy, grain, stock indices and livestock futures. Prices were quite volatile during the period, and the Partnership posted gains in January and March, but suffered a loss in February.

Profits from currency trading derived primarily from shorting the U.S. dollar against currencies with higher interest rates, such as the Brazilian real, the Indian rupee, and the Turkish lira. Long British sterling positions against the low yielding Swiss and Swedish currencies, and a short euro trade versus the Hungarian forint were also profitable.

Market interest rates rose during the quarter as Central Banks worldwide, including England, Japan, China, India, the ECB, Norway and Switzerland, used official interest rate increases and quantitative measures to tighten monetary policy. Consequently, solid profits were generated by short positions in British, German, Australian, and Swiss notes and bonds, and from a short position in British short rates. With inflation still virtually nonexistent in Japan, a long position in Japanese government bonds was also profitable.

Continuing strong worldwide demand for base metals pushed prices higher, producing profits on long nickel, lead and tin positions. Nickel prices were also boosted by labor unrest at Canadian mines that produce a significant amount of the world's supply at a time when inventories are at multi-year lows. On the other hand, a long zinc trade was unprofitable.

Stock markets worldwide were highly volatile throughout the January-March period. The Partnership maintained long positions in its U.S., European, Asian, and South African stock indices, and there was a marginal loss for the quarter. Strong worldwide growth, attractive corporate profits, and heavy and high profile merger and acquisition activity underpinned equity index prices. However, there were significant, albeit short-lived, stock sell-offs late in February and again late in March. The first occurred when reports, which were later denied, surfaced that Chinese officials were considering new taxes on capital gains and new restrictions on the use of borrowed funds for stock investing. The second happened due to protectionism concerns when the U.S. Commerce Department imposed tariffs on Chinese glossy paper.

Energy prices were extremely volatile during the quarter. For example, crude prices briefly fell below $50 per barrel in January before recovering to end the month near $58 per barrel. Thereafter, crude vacillated in a range between $56 and $63 per barrel. On balance, short positions across the energy complex resulted in losses.

Trading in grains, soft commodities and livestock in the aggregate produced minimal profit/loss impact during the quarter.

           Period ended March 31, 2006
------------------------------------------------

                                  TOTAL PARTNERS'
MONTH ENDING:                         CAPITAL
------------------------------------------------
March 31, 2006                     $190,481,008
December 31, 2005                   170,951,921

                                   THREE MONTHS
                                   ------------
Change in Partners' Capital        $ 19,529,087
Percent Change                            11.42%

THREE MONTHS ENDED MARCH 31, 2006

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

Management Discussion - 2006

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended March 31, 2007. During the three months ended March 31, 2007, the Partnership's average total capitalization was approximately $147,103,000.

                       Average                        Highest     Lowest
                        Value       % of Average       Value       Value
Market Sector          at Risk     Capitalization     at Risk     at Risk
-------------------------------------------------------------------------
Currencies             $   5.3           3.6%         $   5.3     $   5.3
Energies                   1.0           0.7%             1.0         1.0
Grains                     0.6           0.4%             0.6         0.6
Interest rates             3.6           2.4%             3.6         3.6
Livestock                  0.2           0.1%             0.2         0.2
Metals                     1.7           1.2%             1.7         1.7
Softs                      1.1           0.7%             1.1         1.1
Stock indices              5.8           3.9%             5.8         5.8

Total                  $   19.3         13.0%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2007. Average capitalization is the average of the Partnership's capitalization at the end of each of the three months ended March 31, 2007. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On January 1, 2007, February 1, 2007 and March 1, 2007, the Partnership sold Interests to existing and new limited partners in the amount of $725,000, $75,000 and $35,000, respectively. On February 1, 2007 the Partnership sold Interests to an existing special limited partner in the amount of $93,007. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2007:

                                                     SPECIAL
DATE OF                             LIMITED          LIMITED
WITHDRAWAL                          PARTNERS         PARTNERS           TOTAL
-------------------------------------------------------------------------------
January 31, 2007                  $(3,037,352)      $      --       $(3,037,352)
February 28, 2007                  (2,163,720)       (149,448)       (2,313,168)
March 31, 2007                     (1,470,360)       (315,000)       (1,785,360)
                                  ---------------------------------------------
TOTAL                             $(6,671,432)      $(464,448)      $(7,135,880)
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

By:  Millburn Ridgefield Corporation,
       General Partner

Date: May 14, 2007
                             /s/ Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)