Form 10-Q
period 2007-06-30
NESTOR PARTNERS
filed 2007-08-13
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2007

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
Yes ☐  No ☒

Nestor Partners
Financial statements
For the three and six months ended June 30, 2007 and 2006 (unaudited)

(a) At June 30, 2007 (unaudited) and December 31, 2006

(b) For the three and six months ended June 30, 2007 and 2006 (unaudited)

(c) For the six months ended June 30, 2007 and 2006 (unaudited)

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Statements of Financial Condition

	June 30	December 31
	2007 (UNAUDITED)	2006

ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes-at market value (amortized cost $44,722,931 and $45,775,054)	$44,717,807	$45,761,875
Net unrealized appreciation on open futures and forward currency contracts	7,817,819	9,240,848
Due from brokers	3,021,542	6,847,054
Cash denominated in foreign currencies (cost $1,816,489 and $3,216,906)	1,820,796	3,222,378
Total equity in trading accounts	57,377,964	65,072,155

INVESTMENTS IN U.S. TREASURY NOTES-at market value (amortized cost $104,260,953 and $92,232,843)	104,271,899	92,198,954
CASH AND CASH EQUIVALENTS	10,086,139	5,105,014
ACCRUED INTEREST RECEIVABLE	1,083,517	936,128
TOTAL	$172,819,519	$163,312,251

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$1,066,000	$725,000
Accrued brokerage fees	351,789	325,946
Accrued expenses	181,101	387,775
Capital withdrawals payable	704,606	14,171,689
Total liabilities	2,303,496	15,610,410

PARTNERS' CAPITAL	170,516,023	147,701,841

TOTAL	$172,819,519	$163,312,251

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
June 30, 2007 (UNAUDITED)

		Net
	% of	Unrealized
	Partners'	Appreciation/
Futures and Forward Currency Contracts	Capital	(Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.02%	$39,975
Grains	0.15	251,296
Metals	(0.23)	(398,386)
Softs	0.10	178,430
Stock indices	0.45	767,057
Total long futures contracts	0.49	838,372

Short futures contracts:
Energies	0.15	252,740
Interest rates	2.03	3,461,166
Livestock	0.03	53,690
Metals	0.04	65,100
Softs	(0.24)	(412,233)
Total short futures contracts	2.01	3,420,463
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.50	4,258,835

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.78	3,042,864
Total short forward currency contracts	0.30	516,120
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	2.08	3,558,984

TOTAL	4.58%	$7,817,819

(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2007 (UNAUDITED)

U.S. Treasury Notes

	% of
	Partners'
Face Amount Description	Capital	Value

$37,640,000 U.S. Treasury notes, 2.750%, 08/15/2007	22.02%	$37,551,781
37,640,000 U.S. Treasury notes, 3.000%, 11/15/2007	21.92	37,381,225
37,640,000 U.S. Treasury notes, 3.000%, 02/15/2008	21.81	37,181,263
37,640,000 U.S. Treasury notes, 2.625%, 05/15/2008	21.63	36,875,437

Total investments in U.S. Treasury notes (amortized cost $148,983,884)	87.38%	$148,989,706

(Concluded)

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
December 31, 2006

		Net
	% of	Unrealized
	Partners'	Appreciation/
Futures and Forward Currency Contracts	Capital	(Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Grains	0.22%	$321,754
Interest rates	(0.76)	(1,123,031)
Metals	(0.09)	(131,262)
Softs	-	6,188
Stock indices	1.44	2,120,454
Total long futures contracts	0.81	1,194,103

Short futures contracts:
Energies	0.57	840,877
Interest rates	1.63	2,403,088
Livestock	-	2,430
Metals	-	(2,950)
Softs	(0.16)	(226,786)
Total short futures contracts	2.04	3,016,659
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.85	4,210,762

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	2.67	3,933,503
Total short forward currency contracts	0.74	1,096,583
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	3.41	5,030,086

TOTAL	6.26%	$9,240,848

(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2006

U.S. Treasury Notes

	% of
	Partners'
Face Amount Description	Capital	Value

$35,205,000 U.S. Treasury notes, 2.250%, 02/15/2007	23.76%	$35,089,484
34,730,000 U.S. Treasury notes, 3.125%, 05/15/2007	23.35	34,485,805
34,730,000 U.S. Treasury notes, 2.750%, 08/15/2007	23.19	34,247,036
34,730,000 U.S. Treasury notes, 3.000%, 11/15/2007	23.11	34,138,504

Total investments in U.S. Treasury notes (amortized cost $138,007,897)	93.41%	$137,960,829

(Concluded)

See notes to financial statements

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2007	2006
INVESTMENT INCOME:
Interest income	$1,836,605	$2,107,172

EXPENSES:
Brokerage fees	956,449	1,171,741
Administrative expenses	102,091	117,952
Custody fees	5,109	7,020
Total expenses	1,063,649	1,296,713

NET INVESTMENT INCOME	772,956	810,459

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	29,250,175	(5,733,429)
Foreign exchange translation	3,623	(219,267)
Net change in unrealized:
Futures and forward currency contracts	1,279,231	(2,777,875)
Foreign exchange translation	(2,007)	(14,696)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	8,035	(72,686)
Total net realized and unrealized gains (losses)	30,539,057	(8,817,953)

NET INCOME (LOSS)	31,312,013	(8,007,494)
LESS PROFIT SHARE TO GENERAL PARTNER	4,135,694	(1,092,506)
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$27,176,319	$(6,914,988)

See notes to financial statements

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2007	2006
INVESTMENT INCOME:
Interest income	$3,595,897	$3,954,733

EXPENSES:
Brokerage fees	1,813,488	2,333,036
Administrative expenses	194,276	235,264
Custody fees	10,871	13,061
Total expenses	2,018,635	2,581,361

NET INVESTMENT INCOME	1,577,262	1,373,372

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	34,126,996	125,166
Foreign exchange translation	(5,494)	(217,653)
Net change in unrealized:
Futures and forward currency contracts	(1,423,029)	6,960,978
Foreign exchange translation	(1,165)	31,452
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	52,890	(166,171)
Total net realized and unrealized gains	32,750,198	6,733,772

NET INCOME	34,327,460	8,107,144
LESS PROFIT SHARE TO GENERAL PARTNER	4,451,420	1,089,024
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$29,876,040	$7,018,120

See notes to financial statements

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2007:

		Special	New Profit
	Limited	Limited	Memo	General
	Partners	Partners	Account	Partner	Total

PARTNERS' CAPITAL-
January 1, 2007	$93,445,531	$50,222,014	$-	$4,034,296	$147,701,841
Contributions	960,500	96,186	-	-	1,056,686
Withdrawals	(11,724,330)	(845,634)	-	-	(12,569,964)
Net income	20,585,614	12,692,460	11,766	1,037,620	34,327,460
General Partner's allocation:
New Profit-Accrued	(4,069,898)	(381,522)	4,451,420	-	-
Transfer of New Profit Memo
Account to General Partner	-	-	-	-	-
PARTNERS' CAPITAL-
June 30, 2007	$99,197,417	$61,783,504	$4,463,186	$5,071,916	$170,516,023

For the six months ended June 30, 2006:

		Special	New Profit
	Limited	Limited	Memo	General
	Partners	Partners	Account	Partner	Total

PARTNERS' CAPITAL-
January 1, 2006	$125,586,609	$41,827,860	$-	$3,537,452	$170,951,921
Contributions	11,888,304	341,338	-	-	12,229,642
Withdrawals	(8,248,026)	(105,000)	-	-	(8,353,026)
Net income (loss)	5,561,644	2,348,794	(8,215)	204,921	8,107,144
General Partner's allocation:
New Profit-Accrued	(1,089,024)	-	1,089,024	-	-
Transfer of New Profit Memo
Account to General Partner	-	-	-	-	-
PARTNERS' CAPITAL-
June 30, 2006	$133,699,507	$44,412,992	$1,080,809	$3,742,373	$182,935,681

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

		Special
	Limited	Limited
For the three months ended June 30, 2007	Partners	Partners

Ratios to average capital:
Net investment income (a)	0.82%	3.56%

Total expenses (a)	3.77%	0.91%
Profit share allocation (b)	3.83%	0.65%
Total expenses and profit share allocation	7.60%	1.56%

Total return before profit share allocation (b)	21.56%	22.40%
Profit share allocation (b)	(4.22)%	(0.75)%
Total return after profit share allocation	17.34%	21.65%

		Special
	Limited	Limited
For the three months ended June 30, 2006	Partners	Partners

Ratios to average capital:
Net investment income (a)	1.07%	3.49%

Total expenses (a)	3.42%	0.92%
Profit share allocation (b)	(0.80)%	-%
Total expenses and profit share allocation	2.62%	0.92%

Total return before profit share allocation (b)	(4.45)%	(3.74)%
Profit share allocation (b)	0.85%	-%
Total return after profit share allocation	(3.60)%	(3.74)%

(Continued)

(a) annualized

(b) not annualized

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

		Special
	Limited	Limited
For the six months ended June 30, 2007	Partners	Partners

Ratios to average capital:
Net investment income (a)	0.98%	3.72%

Total expenses (a)	3.71%	0.89%
Profit share allocation (b)	4.28%	0.70%
Total expenses and profit share allocation	7.99%	1.59%

Total return before profit share allocation (b)	23.77%	25.48%
Profit share allocation (b)	(4.70)%	(0.76)%
Total return after profit share allocation	19.07%	24.72%

		Special
	Limited	Limited
For the six months ended June 30, 2006	Partners	Partners

Ratios to average capital:
Net investment income (a)	0.81%	3.26%

Total expenses (a)	3.43%	0.90%
Profit share allocation (b)	0.78%	-%
Total expenses and profit share allocation	4.21%	0.90%

Total return before profit share allocation (b)	4.17%	5.58%
Profit share allocation (b)	(0.72)%	-%
Total return after profit share allocation	3.45%	5.58%

(Concluded)

(a) annualized

(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2007 (unaudited) and December 31, 2006 and the results of its operations for the three and six months ended June 30, 2007 and 2006 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The December 31, 2006 information has been derived from the audited financial statements as of December 31, 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $102,091 and $194,276, during the three and six months ended June 30, 2007, respectively, of which $58,220 and $118,262, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at June 30, 2007.

Recently Issued Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Partnership recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  In the General Partner's opinion, the adoption of FIN 48 had no impact on the Partnership. The Partnership's tax position, as it is treated as a partnership for federal income tax purposes, is based on established tax precedent for tax treatment of investment partnerships as flow-through entities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Partnership's financial statements has not been determined.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2007 and 2006. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	Jun 30, 2007	Jun 30, 2006

Profit share earned	$131,620	$100,681
Reversal of profit share (1)	(303,255)	(2,158,471)
Profit share accrued (2)	4,307,329	965,284
Total profit share	$4,135,694	$(1,092,506)

	Six months ended:
	Jun 30, 2007	Jun 30, 2006

Profit share earned	$144,091	$123,740
Profit share accrued (2)	4,307,329	965,284
Total profit share	$4,451,420	$1,089,024

(1) At April 1

(2) At June 30

RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2007, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2007

Total
Partners'
Month Ending:	Capital

June 30, 2007	$170,516,023
March 31, 2007	144,509,415
December 31, 2006	147,701,841

	Three Months	Six Months
Change in Partners' Capital	$26,006,608	$22,814,182
Percent Change	18.00%	15.45%

THREE MONTHS ENDED JUNE 30, 2007

The increase in the Partnership’s net assets of $26,006,608 was attributable to net income (before profit share) of $31,312,013 and contributions of $128,679, which was partially offset by withdrawals of $5,434,084.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2007 decreased $215,292 relative to the corresponding period in 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended June 30, 2007 decreased $15,861 relative to the corresponding period in 2006. The decrease was due mainly to a decrease in the Partnership's average net assets during the three months ended June 30, 2007, relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended June 30, 2007 decreased $270,567 relative to the corresponding period in 2006. This decrease was due mainly to a decrease in average net assets during the period, which was partially offset by an increase in short-term Treasury yields.

During the three months ended June 30, 2007, the Partnership experienced net realized and unrealized gains of $30,539,057 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $956,449, administrative expenses of $102,091, custody fees of $5,109 and accrued profit share to General Partner of $4,135,694 were incurred. Interest income of $1,836,605 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $27,176,319. An analysis of the trading gain (loss) by sector is as follows:

% Gain/
Sector	(Loss)
Currencies	7.72%
Energies	0.26%
Grains	-0.08%
Interest Rates	6.69%
Livestock	0.00%
Metals	0.11%
Softs	0.38%
Stock Indices	6.45%
Trading Gain/(Loss)	21.53%

SIX MONTHS ENDED JUNE 30, 2007

The increase in the Partnership’s net assets of $22,814,182 was attributable to net income (before profit share) of $34,327,460 and contributions of $1,056,686, which was partially offset by withdrawals of $12,569,964.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2007 decreased $519,548 relative to the corresponding period in 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the six months ended June 30, 2007 decreased $40,988 relative to the corresponding period in 2006. The decrease was due mainly to a decrease in the Partnership's average net assets during the six months ended June 30, 2007, relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the six months ended June 30, 2007 decreased $358,836 relative to the corresponding period in 2006. This decrease was due mainly to a decrease in average net assets during the period, which was partially offset by an increase in short-term Treasury yields.

During the six months ended June 30, 2007, the Partnership experienced net realized and unrealized gains of $32,750,198 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,813,488, administrative expenses of $194,276, custody fees of $10,871 and accrued profit share to General Partner of $4,451,420 were incurred. Interest income of $3,595,897 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $29,876,040. An analysis of the trading gain (loss) by sector is as follows:

% Gain/
Sector	(Loss)
Currencies	9.31%
Energies	-1.24%
Grains	-0.25%
Interest Rates	7.72%
Livestock	-0.12%
Metals	0.87%
Softs	0.63%
Stock Indices	6.43%
Trading Gain/(Loss)	23.35%

MANAGEMENT DISCUSSION - 2007

Three months ended June 30, 2007

For the three-month period ended June 30, 2007, the Partnership's Limited Partners and Special Limited Partners had positive returns, net of all fees, of 17.34% and 21.65%, respectively. Significant profits were registered from trading of interest rate and stock index futures and currency forwards. Trading of non-financial markets did not have a material impact on the quarterly return.

Robust worldwide economic growth, abundant worldwide liquidity, and corporate buyouts and buybacks supported global equity markets. Consequently, long positions in European, Asian, U.S., Australian, Canadian and South African equity futures were profitable.

Global interest rates moved higher throughout the quarter. Strong growth, inflation concerns, reserve diversification away from government securities by sovereign wealth funds, and tighter monetary policies—for example, in China, India, Europe, and the United Kingdom—contributed to upward pressure on interest rates. Short positions in European, Australian, Canadian and U.S. interest rates futures were profitable.

In the currency sector, the so-called carry trade, where high yielding currencies are purchased and low yielding currencies are sold produced gains. Also, strong international economic growth relative to weakening U.S. growth contributed to a dollar decline, bringing good returns on short dollar positions.

Energy prices were volatile reflecting geopolitical uncertainties involving Iran, Nigeria and Saudi Arabia and ongoing refinery worries. Therefore, the Partnership was lightly positioned and results were marginally profitable during the period.

Metal trading was flat, as gains from a long lead position offset losses elsewhere in the sector.

Finally, trading of grains was fractionally unprofitable, while soft commodities trading was fractionally profitable, due to a short sugar trade.

Three months ended March 31, 2007

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

Trading in grains, soft commodities and livestock in the aggregate produced minimal profit/loss impact during the quarter.

Periods ended June 30, 2006

MONTH ENDING:	TOTAL PARTNERS' CAPITAL

June 30, 2006	$182,935,681
March 31, 2006	190,481,008
December 31, 2005	170,951,921

	THREE MONTHS	SIX MONTHS

Change in Partners' Capital	$(7,545,327)	$11,983,760
Percent Change	-3.96%	7.01%

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended June 30, 2007. During the six months ended June 30, 2007, the Partnership's average total capitalization was approximately $154,377,000.

	Average		Highest	Lowest
	Value	% of Average	Value	Value
Market Sector	at Risk	Capitalization	at Risk	at Risk
Currencies	$6.3	4.1%	$7.3	$5.3
Energies	1.1	0.7%	1.2	1.0
Grains	0.7	0.4%	0.7	0.6
Interest rates	4.8	3.0%	5.9	3.6
Livestock	0.2	0.1%	0.2	0.1
Metals	2.0	1.3%	2.2	1.7
Softs	1.1	0.7%	1.1	1.0
Stock indices	6.5	4.2%	7.2	5.8

Total	$22.7	14.5%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2007. Average capitalization is the average of the Partnership's capitalization at the end of each of the six months ended June 30, 2007. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On April 1, 2007, May 1, 2007 and June 1, 2007, the Partnership sold Interests to existing and new limited partners in the amount of $58,000, $60,000 and $7,500, respectively. On April 1, 2007 the Partnership sold Interests to an existing special limited partner in the amount of $3,179. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and  Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended June 30, 2007:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2007	$(1,505,472)	$(113,295)	$(1,618,767)
May 31, 2007	(3,057,821)	(52,891)	(3,110,712)
June 30, 2007	(489,605)	(215,000)	(704,605)
Total	$(5,052,898)	$(381,186)	$(5,434,084)

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

By:	Millburn Ridgefield Corporation, General Partner

Date: August 13, 2007	/s/ Tod A. Tanis
Tod A. Tanis Vice-President (principal accounting officer)