Form 10-Q
period 2007-09-30
NESTOR PARTNERS
filed 2007-11-13
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2007
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
Yes ☐ No ☒

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2007 and 2006 (unaudited)

(a)   At September 30, 2007 (unaudited) and December 31, 2006
(b)   For the three and nine months ended September 30, 2007 and 2006 (unaudited)
(c)   For the nine months ended September 30, 2007 and 2006 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Statements of Financial Condition

	September 30
	2007	December 31
	(UNAUDITED)	2006
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes−at market value (amortized cost $52,459,535 and $45,775,054)	$52,673,395	$45,761,875
Net unrealized appreciation on open futures and forward currency contracts	9,426,784	9,240,848
Due from brokers	389,568	6,847,054
Cash denominated in foreign currencies (cost $1,480,020 and $3,216,906)	1,525,957	3,222,378
Total equity in trading accounts	64,015,704	65,072,155

INVESTMENTS IN U.S. TREASURY NOTES−at market value (amortized cost $83,963,271 and $92,232,843)	84,191,694	92,198,954
CASH AND CASH EQUIVALENTS	5,418,075	5,105,014
ACCRUED INTEREST RECEIVABLE	1,008,526	936,128
TOTAL	$154,633,999	$163,312,251

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$200,000	$725,000
Accrued brokerage fees	289,011	325,946
Accrued expenses	275,373	387,775
Capital withdrawals payable	5,934,960	14,171,689
Total liabilities	6,699,344	15,610,410

PARTNERS' CAPITAL	147,934,655	147,701,841

TOTAL	$154,633,999	$163,312,251

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
September 30, 2007 (UNAUDITED)

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS:
Long futures contracts:
Energies	0.20%	$292,551
Grains	1.98	2,922,859
Interest rates	(0.01)	(19,289)
Metals	0.95	1,401,772
Softs	(0.01)	(13,071)
Stock indices	1.06	1,577,007
Total long futures contracts	4.17	6,161,829
Short futures contracts:
Energies	(0.01)	(17,285)
Interest rates	0.33	489,638
Livestock	0.08	119,470
Metals	(0.19)	(278,553)
Softs	(0.10)	(153,537)
Stock indices	(0.54)	(797,490)
Total short futures contracts	(0.43)	(637,757)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	3.74	5,524,072

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	2.64	3,912,593
Total short forward currency contracts	(0.01)	(9,881)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	2.63	3,902,712

TOTAL	6.37%	$9,426,784

(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2007 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	% of Partners' Capital	Value

$ 34,640,000	U.S. Treasury notes, 3.000%, 11/15/2007	23.39%	$34,602,113
34,640,000	U.S. Treasury notes, 3.000%, 02/15/2008	23.32	34,504,688
34,640,000	U.S. Treasury notes, 2.625%, 05/15/2008	23.20	34,320,663
33,685,000	U.S. Treasury notes, 3.250%, 08/15/2008	22.61	33,437,625
	Total investments in U.S. Treasury notes (amortized cost $136,422,806)	92.52%	$136,865,089

See notes to financial statements
(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2006

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Grains	0.22%	$321,754
Interest rates	(0.76)	(1,123,031)
Metals	(0.09)	(131,262)
Softs	-	6,188
Stock indices	1.44	2,120,454
Total long futures contracts	0.81	1,194,103
Short futures contracts:
Energies	0.57	840,877
Interest rates	1.63	2,403,088
Livestock	-	2,430
Metals	-	(2,950)
Softs	(0.16)	(226,786)
Total short futures contracts	2.04	3,016,659
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.85	4,210,762
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	2.67	3,933,503
Total short forward currency contracts	0.74	1,096,583
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	3.41	5,030,086

TOTAL	6.26%	$9,240,848

(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2006

U.S. Treasury Notes
Face Amount	Description	% of Partners' Capital	Value

$ 35,205,000	U.S. Treasury notes, 2.250%, 02/15/2007	23.76%	$35,089,484
34,730,000	U.S. Treasury notes, 3.125%, 05/15/2007	23.35	34,485,805
34,730,000	U.S. Treasury notes, 2.750%, 08/15/2007	23.19	34,247,036
34,730,000	U.S. Treasury notes, 3.000%, 11/15/2007	23.11	34,138,504
	Total investments in U.S. Treasury notes (amortized cost $138,007,897)	93.41%	$137,960,829

See notes to financial statements

(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2007	2006
INVESTMENT INCOME:
Interest income	$1,960,789	$2,180,864

EXPENSES:
Brokerage fees	846,601	1,039,070
Administrative expenses	94,272	112,735
Custody fees	6,515	6,276
Total expenses	947,388	1,158,081

NET INVESTMENT INCOME	1,013,401	1,022,783

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(20,577,716)	(7,942,393)
Foreign exchange translation	29,246	58,841
Net change in unrealized:
Futures and forward currency contracts	1,608,965	(2,162,241)
Foreign exchange translation	41,630	(25,155)
Net gains from U.S. Treasury notes:
Net change in unrealized	436,461	409,866
Total net realized and unrealized losses	(18,461,414)	(9,661,082)

NET LOSS	(17,448,013)	(8,638,299)
LESS PROFIT SHARE TO GENERAL PARTNER	(2,431,439)	(957,306)
NET LOSS AFTER PROFIT SHARE TO
GENERAL PARTNER	$(15,016,574)	$(7,680,993)

(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2007	2006
INVESTMENT INCOME:
Interest income	$5,556,686	$6,135,597

EXPENSES:
Brokerage fees	2,660,089	3,372,106
Administrative expenses	288,548	347,999
Custody fees	17,386	19,337
Total expenses	2,966,023	3,739,442

NET INVESTMENT INCOME	2,590,663	2,396,155

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,549,280	(7,817,227)
Foreign exchange translation	23,752	(158,811)
Net change in unrealized:
Futures and forward currency contracts	185,936	4,798,737
Foreign exchange translation	40,465	6,296
Net gains from U.S. Treasury notes:
Net change in unrealized	489,351	243,695
Total net realized and unrealized gains (losses)	14,288,784	(2,927,310)

NET INCOME (LOSS)	16,879,447	(531,155)
LESS PROFIT SHARE TO GENERAL PARTNER	2,019,981	131,718
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$14,859,466	$(662,873)

See notes to financial statements

(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2007:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-January 1, 2007	$93,445,531	$50,222,014	$-	$4,034,296	$147,701,841
Contributions	2,106,500	107,810	-	-	2,214,310
Withdrawals	(17,953,468)	(907,475)	-	-	(18,860,943)
Net income (loss)	9,729,838	6,609,194	(5,159)	545,574	16,879,447
General Partner's allocation:
New Profit-Accrued	(1,920,598)	(99,383)	2,019,981	-	-
Transfer of New Profit Memo Account to General Partner	-	-	-	-	-
PARTNERS' CAPITAL-September 30, 2007	$85,407,803	$55,932,160	$2,014,822	$4,579,870	$147,934,655

For the nine months ended September 30, 2006:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-January 1, 2006	$125,586,609	$41,827,860	$-	$3,537,452	$170,951,921
Contributions	15,931,682	3,095,508	-	-	19,027,190
Withdrawals	(30,967,846)	(120,000)	-	-	(31,087,846)
Net income (loss)	(963,006)	391,774	(13,161)	53,238	(531,155)
General Partner's allocation:
New Profit-Accrued	(131,718)	-	131,718	-	-
Transfer of New Profit Memo Account to General Partner	-	-	-	-	-
PARTNERS' CAPITAL-September 30, 2006	$109,455,721	$45,195,142	$118,557	$3,590,690	$158,360,110

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2007	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	1.57%	4.33%

Total expenses (a)	3.65%	0.80%
Profit share allocation (b)	(2.36)%	(0.51)%
Total expenses and profit share allocation	1.29%	0.29%

Total return before profit share allocation (b)	(10.41)%	(9.79)%
Profit share allocation (b)	1.73%	0.40%
Total return after profit share allocation	(8.68)%	(9.39)%

For the three months ended September 30, 2006	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	1.62%	3.98%

Total expenses (a)	3.22%	0.84%
Profit share allocation (b)	(0.73)%	-%
Total expenses and profit share allocation	2.49%	0.84%

Total return before profit share allocation (b)	(4.72)%	(4.15)%
Profit share allocation (b)	0.67%	-%
Total return after profit share allocation	(4.05)%	(4.15)%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2007	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	1.17%	3.92%

Total expenses (a)	3.69%	0.86%
Profit share allocation (b)	2.05%	0.18%
Total expenses and profit share allocation	5.74%	1.04%

Total return before profit share allocation (b)	10.88%	13.20%
Profit share allocation (b)	(2.14)%	(0.19)%
Total return after profit share allocation	8.74%	13.01%

For the nine months ended September 30, 2006	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	1.07%	3.50%

Total expenses (a)	3.36%	0.88%
Profit share allocation (b)	0.10%	-%
Total expenses and profit share allocation	3.46%	0.88%

Total return before profit share allocation (b)	(0.63)%	1.20%
Profit share allocation (b)	(0.11)%	-%
Total return after profit share allocation	(0.74)%	1.20%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2007 (unaudited) and December 31, 2006 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. The December 31, 2006 information has been derived from the audited financial statements as of December 31, 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $94,272 and $288,548, during the three and nine months ended September 30, 2007, respectively, of which $61,797 and $180,059, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at September 30, 2007.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2007 and 2006. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	Sep 30, 2007	Sep 30, 2006

Profit share earned	$23,146	$7,978
Reversal of profit share (1)	(4,307,329)	(965,284)
Profit share accrued (2)	1,852,744	0
Total profit share	$(2,431,439)	$(957,306)

	Nine months ended:
	Sep 30, 2007	Sep 30, 2006

Profit share earned	$167,237	$131,718
Profit share accrued (2)	1,852,744	0
Total profit share	$2,019,981	$131,718

(1) At July 1
(2) At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2007, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2007

Month Ending:	Total Partners' Capital
September 30, 2007	$147,934,655
June 30, 2007	170,516,023
December 31, 2006	147,701,841

	Three Months	Nine Months
Change in Partners' Capital	$(22,581,368)	$232,814
Percent Change	-13.24%	0.16%

THREE MONTHS ENDED SEPTEMBER 30, 2007

The decrease in the Partnership’s net assets of $22,581,368 was attributable to net loss (before profit share) of $17,448,013 and withdrawals of $6,290,979, which was partially offset by subscriptions of $1,157,624.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2007 decreased $192,469 relative to the corresponding period in 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended September 30, 2007 decreased $18,463 relative to the corresponding period in 2006. The decrease was due mainly to a decrease in the Partnership's average net assets during the three months ended September 30, 2007, relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended September 30, 2007 decreased $220,075 relative to the corresponding period in 2006. This decrease was due mainly to a decrease in average net assets during the period, which was partially offset by an increase in short-term Treasury yields.

During the three months ended September 30, 2007, the Partnership experienced net realized and unrealized losses of $18,461,414 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $846,601, administrative expenses of $94,272 and custody fees of $6,515 were incurred. Interest income of $1,960,789 and a reversal of accrued profit share to General Partner of $2,431,439 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $15,016,574. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	-3.65%
Energies	0.29%
Grains	2.72%
Interest Rates	-6.79%
Livestock	0.01%
Metals	0.33%
Softs	-1.06%
Stock Indices	-3.24%
Trading Gain/(Loss)	-11.39%

NINE MONTHS ENDED SEPTEMBER 30, 2007

The increase in the Partnership’s net assets of $232,814 was attributable to net income (before profit share) of $16,879,447 and contributions of $2,214,310, which was partially offset by withdrawals of $18,860,943.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2007 decreased $712,017 relative to the corresponding period in 2006.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the nine months ended September 30, 2007 decreased $59,451 relative to the corresponding period in 2006. The decrease was due mainly to a decrease in the Partnership's average net assets during the nine months ended September 30, 2007, relative to the corresponding period in 2006.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the nine months ended September 30, 2007 decreased $578,911 relative to the corresponding period in 2006. This decrease was due mainly to a decrease in average net assets during the period, which was partially offset by an increase in short-term Treasury yields.

During the nine months ended September 30, 2007, the Partnership experienced net realized and unrealized gains of $14,288,784 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,660,089, administrative expenses of $288,548, custody fees of $17,386 and accrued profit share to General Partner of $2,019,981 were incurred. Interest income of $5,556,686 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $14,859,466. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	3.75%
Energies	-0.96%
Grains	2.46%
Interest Rates	0.41%
Livestock	-0.11%
Metals	1.20%
Softs	-0.44%
Stock Indices	2.98%
Trading Gain/(Loss)	9.29%

MANAGEMENT DISCUSSION - 2007

Three months ended September 30, 2007

For the three-month period ended September 30, 2007, the Partnership's Limited Partners and Special Limited Partners had negative returns, net of all fees, of 8.68% and 9.39%, respectively. Over half of the loss was in trading interest rate futures with the balance of the decline split rather evenly between currency forward and stock index futures trading. Grain trading was positive and to a lesser extent so was trading of energy and metal futures.

The Partnership’s positions at the beginning of the three months ended September 30, 2007 reflected several well established themes: solid global growth, high worldwide liquidity, a gradual tightening of monetary policies worldwide, and a diminution of the dollar’s role in world trade and reserve management. Our technical models were short interest rate futures on government and short-term debt reflecting rising interest rates; short the dollar, except against low interest rate currencies like the yen and Swiss franc; long high interest rate currencies and short lower interest rate currencies (the carry trade); long global equity indices; long precious and industrial metals; moderately long energy markets except short natural gas; and long grains and mixed in other agricultural markets.

During July and August fallout from the blowup of the U.S. subprime mortgage market spread around the world and triggered a sharp and widespread drying up of liquidity, a broad based contraction of “risk oriented” trades, and a flight to quality and liquidity in the debt markets. In particular, government and short-term interest rate instruments were bought, global equities were sold; the dollar was in demand; carry trades in non-U.S. currencies were unwound; and concerns that global growth would slow resulted in metal and energy prices declining. These actions took place almost simultaneously and produced countertrend movements in most markets in the portfolio. The diversification normally provided from trading 120 markets in nine sectors was ineffective as the markets became almost universally correlated and the Partnership experienced losses in both July and August.

While the Federal Reserve was reticent to act initially, the Fed did cut the fed funds and discount rates aggressively, and this action along with massive injections of liquidity by the Fed and the European and Japanese central banks helped to stabilize world financial markets so that many of the trends, which had been disrupted in July and August, reasserted themselves in September and the Partnership was profitable for the month of September. Hence, in September short dollar positions, long stock index positions, long energy positions, and long precious and industrial metals positions were profitable. In addition, in September a profitable bull market in grains accelerated as drought conditions in Australia and the Ukraine and strong global demand sent wheat to all time highs above $9 per bushel, and other grains rallied as well. Interest rate trading, on the other hand, remained unprofitable.

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

Trading in grains, soft commodities and livestock in the aggregate produced minimal profit/loss impact during the quarter.

Periods ended September 30, 2006

MONTH ENDING:	TOTAL PARTNERS' CAPITAL
September 30, 2006	$158,360,110
June 30, 2006	182,935,681
December 31, 2005	170,951,921

	THREE MONTHS	NINE MONTHS
Change in Partners' Capital	$(24,575,571)	$(12,591,811)
Percent Change	-13.43%	-7.37%

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

SECTOR	GAIN LOSS)
Currencies	-2.12%
Energies	-0.62%
Grains	0.17%
Interest Rates	-4.74%
Livestock	-0.08%
Metals	0.60%
Softs	-0.11%
Stock Indices	1.56%
TRADING GAIN/(LOSS)	-5.34%

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

Long positions in U.S., European, Asian, and South African stock index futures were profitable. Broad-based growth, encompassing the emerging markets—led by China and India—the U.S., Europe, and even Japan encouraged investors worldwide.

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

Currency trading was unprofitable as exchange rates displayed non-directional volatility during the quarter. In general, long dollar positions lost money and carry trades—borrowing and selling low interest rate currencies to buy and invest in high interest rate currencies—which had been quite profitable, were unwound suddenly and substantially, also producing losses.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended September 30, 2007. During the nine months ended September 30, 2007, the Partnership's average total capitalization was approximately $153,372,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$5.6	3.6%	$7.3	$4.2
Energies	1.3	0.9%	1.8	1.0
Grains	0.6	0.4%	0.7	0.5
Interest rates	3.9	2.5%	5.9	2.2
Livestock	0.1	0.1%	0.2	0.1
Metals	2.0	1.3%	2.2	1.7
Softs	0.9	0.6%	1.1	0.7
Stock indices	5.4	3.5%	7.2	3.3

Total	$19.8	12.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2007. Average capitalization is the average of the Partnership's capitalization at the end of each of the nine months ended September 30, 2007. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On July 1, 2007, August 1, 2007 and September 1, 2007, the Partnership sold Interests to existing and new limited partners in the amount of $1,066,000, $5,000 and $75,000, respectively. On July 1, 2007 and September 1, 2007 the Partnership sold Interests to an existing special limited partner in the amount of $5,114 and $6,510, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and   Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended September 30, 2007:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total
July 31, 2007	$(66,873)	$(36,161)	$(103,034)
August 31, 2007	(242,306)	(10,680)	(252,986)
September 30, 2007	(5,919,959)	(15,000)	(5,934,959)
Total	$(6,229,138)	$(61,841)	$(6,290,979)

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

By:	Millburn Ridgefield Corporation,
General Partner

Date:	November 13, 2007
		/s/	Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)