Form 10-K
period 2007-12-31
NESTOR PARTNERS
filed 2008-03-28
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2007, 2006 and 2005 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2007, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Nestor Partners (the “Partnership”) is a limited partnership organized December 13, 1976 under the New Jersey Uniform Limited Partnership Act.  The general partner of the Partnership is Millburn Ridgefield Corporation, a Delaware corporation (the “General Partner”).

The Partnership’s business is trading a diversified portfolio (a “Diversified Portfolio”) of futures, forward and related option contracts on currencies, metals, financial instruments, stock indices, energy and agricultural commodities.  Approximately 30%-35% of the Partnership’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.  The Partnership began its trading activities in February 1977.  All trading decisions are made by the General Partner.

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and is a member of National Futures Association (“NFA”).  The Millburn Corporation, an affiliate of the General Partner, performs certain accounting, administrative and operating functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2007, the aggregate Net Asset Value of the Partnership was $152,036,264.  The value at December 31, 2007 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $48,373.37, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1977 to December 31, 2007.

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

Successful systematic futures trading depends on two factors: 1) development and selection of the trading systems used in each market and 2) allocation of portfolio risk among the markets available for trading.

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

Of course, systems can be materially different – better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the General Partner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 2.0%.

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

The Partnership pays its administrative expenses, including costs incurred in connection with the continuing offering of the limited partnership interests (“Interests”), and any extraordinary expenses which it may incur.  The General Partner pays all the routine costs of executing and clearing the Partnership’s trades for limited partners who acquire their Interests through selling agents and all compensation due to the selling agents.

UBS Financial Services Inc. (“UBS”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Newedge Group, Newedge USA, LLC, Newedge Financial Inc. (together, the “Newedge Group”) act as the futures brokers for the Partnership.  The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and clears all such trades with Morgan Stanley & Co. Incorporated and Deutsche Bank AG, serving as prime brokers.  The Partnership pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

Net capital gain is allocated first to the General Partner up to the amount of the General Partner’s profit share for the year and then up to the amount of any balance in the new profit memo account.  Net capital gain is next allocated to each partner who has redeemed all or a portion of his Interests during the year to the extent that the amount received on redemption exceeds the partner’s tax basis (“Tax Basis”).  A partner’s Tax Basis is the amount paid for the Interests redeemed plus net taxable income less taxable losses previously allocated to such Interests and less amounts previously distributed to the partner with respect to the redeemed Interests.  Remaining net capital gain is allocated among the partners whose capital accounts have increased from their Tax Basis.  The allocation to each partner is in the ratio that his increase bears to all partners’ increases.  Net capital gain remaining is allocated to each partner in the ratio that his capital account value bears to the total capital account value of all partners.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  NFA, a “registered futures association” under the CEA, is the only non-

exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as UBS, Deutsche Bank, Merrill Lynch and Newedge Group to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

Failure of Brokerage Firms and Forward Market Participants.   The CEA requires a clearing broker to segregate all funds received from such broker’s customers in respect of futures (but not forward) transactions from such broker’s proprietary funds.  If any of the Partnership’s commodity brokers were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s other customers, the assets of the Partnership might not be fully protected in the event of the bankruptcy of such broker.  Furthermore, in the event of such a bankruptcy, the Partnership would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected commodity broker’s combined customer accounts, even though certain property specifically traceable to the Partnership (for example, United States Treasury bills or cash deposited by the Partnership with such broker) was held by such broker.  Commodity broker bankruptcies have occurred in which customers were not able to recover from the broker’s estate the full amount of their funds on deposit with such broker and owing to them.  Commodity broker bankruptcies are not insured by any governmental agency, and investors would not have the benefit of any protection such as that afforded customers of bankrupt securities broker-dealers by the Securities Investors Protection Corporation.

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

Trading on Futures Exchanges Outside the United States.   The General Partner trades on futures exchanges outside the United States on behalf of the Partnership.  Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges.  For example, some non-U.S. exchanges, in contrast to United States exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearing corporation.  In such cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Partnership has entered into a futures contract.  Trading on foreign exchanges involves the additional risks of expropriation, burdensome or confiscatory taxation, moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Partnership’s trading activities.  In trading on foreign exchanges, the Partnership is also subject to the risk of changes in the exchange rates between the United States dollar and the currencies in which the foreign contracts are settled.

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

(b)   Holders.

As of December 31, 2007, there were 424 holders of Interests.

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

(f)   Issuer Purchases of Equity Securities.

Pursuant to the Partnership’s Agreement of Limited Partnership, limited partners may withdraw capital from their capital accounts in the Partnership as of the end of each calendar month.  The withdrawal of capital by limited partners has no impact on the value of the capital accounts of other limited partners.

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2007:

Month	Limited Partners Amount withdrawn	Special Limited Partners Amount withdrawn

October 31, 2007	$485,214	$0
November 30, 2007	$80,430	$0
December 31, 2007	$726,073	$440,000
Total	$1,291,717	$440,000

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2007, 2006, 2005, 2004 and 2003 and total assets of the Partnership at December 31, 2007, 2006, 2005, 2004 and 2003.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Income Statement Items:

Interest income	$7,278,769	$8,039,516	$4,819,054	$2,406,435	$2,061,312
Total net realized and unrealized gains (losses)*	$22,149,013	$13,862,815	$9,676,626	$(510,071)	$6,747,761

Expenses:
Brokerage commissions	$3,533,293	$4,317,248	$4,802,240	$5,497,025	$5,378,592
Administrative expenses (including custody fees)	$407,707	$475,795	$460,610	$528,584	$456,873
Profit share	$3,048,112	$2,092,010	$1,140,619	$484,760	$668,526

Net Income (loss)	$22,438,670	$15,017,278	$8,092,211	$(4,614,005)	$2,305,082

Balance Sheet Items:

Total assets	$159,583,247	$163,312,251	$180,964,978	$209,518,483	$214,486,737
Total partners’ capital	$152,036,264	$147,701,841	$170,951,921	$193,578,138	$210,664,198

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 10% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2007, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2007.

Results of Operations

Performance Summary

The Partnership’s success depends on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy.  The General Partner’s trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is its performance record.  Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Partnership, while, at the same time, its past performance is not necessarily indicative of future results.  Because of the speculative nature of its trading, operational or economic trends have little relevance to the Partnership’s results.  The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends – in which the Partnership has a better opportunity of being profitable than in others.

2007

During 2007, the Partnership achieved a net realized and unrealized gain of $22,149,013 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $3,533,293, administrative expenses of $385,059 and custody fees of $22,648 were paid or accrued.  The Partnership paid a profit share to the General Partner of $3,048,112.  Interest income of $7,278,769 offset the Partnership’s expenses resulting in a net gain of $22,438,670.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	4.17%
Energies	1.57%
Grains	3.92%
Interest Rates	2.20%
Livestock	0.32%
Metals	2.01%
Softs	(0.99%)
Stock Indices	1.79%

Total	14.99%

The Partnership produced a gain in 2007.  Strong returns were obtained from trading currency forwards and grain futures.  Solid profits were also attributable to interest rate, metal, energy and stock index futures trading.  The only sector to register a loss for the year was soft commodities.

During the first half of 2007, the Partnership’s positions, which are all driven by our technical models, reflected several themes: solid global growth, high worldwide liquidity, a gradual tightening of monetary policies worldwide, and a diminution of the dollar’s role in worldwide trade and reserve management.  As a result, the Partnership, in terms of its broad structure, took short positions in interest rates, U.S. Dollar trading, except against low interest rate currencies such as the Japanese Yen and Swiss Franc, cross currency trading of lower interest rate currencies and natural gas futures; mixed positions in softs and livestock; moderately long positions in crude oil and petroleum products futures; and long positions in high interest rate currencies, equity index futures, grain futures and precious and industrial metal futures.

The positions in financials and metals were highly profitable, while energy, grain and livestock trading were unprofitable during the January-June period.

During the summer, the spreading impact of the sub-prime problem triggered a sharp and widespread drying up of liquidity, a broad based contraction of “risk-oriented” trades, and a flight to quality. In particular, equities were sold, government and short-term interest rate instruments were bought, the dollar was in demand, and carry trades were unwound. As the financial market turmoil spread, concern about slowing growth caused metals and energy futures to be sold. All these actions occurred simultaneously and produced trend reversals in virtually all of the positions held in the portfolio.  Hence, while our portfolio is diversified across over 100 positions in 8 sectors, diversification was ineffective and markets became almost universally correlated.  In response to these losses, our directional and volatility models substantially lowered our position sizes, reducing exposures by almost two-thirds.

During the final four months of 2007, many of the trends which had been disrupted by the market dislocations of August reasserted themselves. In particular, short dollar positions, long energy positions and long precious metal positions were all profitable.  Interest rate trading was profitable largely because a flight to quality and safety produced gains on new long positions, particularly in US Treasury and short-term futures.  In addition, a profitable bull market in grains, which had arisen over the summer, continued and accelerated. On the other hand, the expanding turmoil in financial markets proved impervious to the efforts of Central Banks, leading to a sell-off in equities that generated losses as the Partnership’s long stock index positions were being reduced and reversed.   Also, a continued unwinding of carry trades led to losses in cross currency trading.

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

Broad based growth, encompassing the emerging markets–led by China and India–the U.S., Europe, and by year-end even Japan encouraged investors worldwide.  Hence, long positions in European, Chinese, Hong Kong, and U.S. stock index futures were profitable.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for fiscal years ended December 31, 2007 and 2006.  During fiscal year 2007 and 2006, the Partnership’s average total capitalization was approximately $153.4 million and $176.1 million, respectively.

Fiscal Year 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Currencies	$5.1	3.3%	$7.3	$3.7
Energies	$1.4	0.9%	$1.8	$1.0
Grains	$0.6	0.4%	$0.7	$0.5
Interest Rates	$3.4	2.2%	$5.9	$1.7
Livestock	$0.2	0.1%	$0.3	$0.1
Metals	$2.1	1.4%	$2.4	$1.7
Softs	$0.8	0.5%	$1.1	$0.5
Stock Indices	$4.7	3.1%	$7.2	$2.5
Total	$18.3	11.9%

Fiscal Year 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Interest Rates	$5.0	2.8%	$7.8	$2.3
Currencies	$7.4	4.2%	$8.8	$5.9
Stock Indices	$6.8	4.0%	$11.1	$2.2
Metals	$1.5	0.9%	$1.8	$1.1
Softs	$0.9	0.5%	$1.1	$0.6
Grains	$0.6	0.3%	$0.8	$0.4
Energies	$1.7	1.0%	$2.0	$1.0
Livestock	$0.2	0.2%	$0.3	$0.0
Total	$24.1	13.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during each fiscal year.  Average Capitalization is the average of the Partnership’s capitalization at the end of each month during the fiscal years 2007 and 2006.  Dollar amounts represent millions of dollars.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.  The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions – unusual, but historically recurring from time to time – could cause the Partnership to incur severe losses over a short period of time.  The foregoing Value at Risk table – as well as the past performance of the Partnership – gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the General Partner manages the Partnership’s primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector.

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

Currencies.  Exchange rate risk is the principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates – i.e., positions between two currencies other than the U.S. dollar.  As of December 31, 2007 the Partnership’s primary currency exposures were in the U.S. dollar versus the Euro, Swiss Franc, Czech Koruna, Polish Zloty, Norwegian Krone, Hungarian Forint, Swedish Krona, Canadian Dollar, Korean Won, Singapore Dollar, South African Rand, New Zealand Dollar, Australian Dollar, Japanese Yen, Mexican Peso, Turkish Lira, Indian Rupee, Brazilian Real, Chilean Peso, Colombian Peso, Icelandic Krona, Israeli Shekel, Russian Ruble, Slovak Koruna and British Pound.  The primary exposures in the currency crosses were in the Japanese Yen versus the Australian Dollar, Mexican Peso, New Zealand Dollar, Polish Zloty, Hungarian Forint, South African Rand, Turkish Lira and British Pound and in the Euro versus the British Pound, Polish Zloty, Mexican Peso, New Zealand Dollar, Swedish Krona, Turkish Lira, Australian Dollar, Czech Koruna, Icelandic Krona, Slovak Koruna and South African Rand.

Stock Indices.  The Partnership’s primary equity exposure, through stock index futures, is to equity price risk in the G-7 countries.  As of December 31, 2007, the Partnership’s primary exposures were in the E Mini NASDAQ 100, E-Mini S&P 500, E-Mini Russell 2000, and E-Mini Dow (United States); FTSE 100 (United Kingdom); TOPIX and Nikkei (Japan); TSE 60 (Canada); DAX (Germany); MIB 30 (Italy); and CAC-40 (France).  The Partnership’s exposure to stock index futures of other countries at December 31, 2007 were in the Simex Taiwan Index (Taiwan), Simex (Singapore), ALL Shares (South Africa), SPI 200 (Australia), IBEX 35 (Spain),

Hang Seng and H-Shares (Hong Kong), AEX (Netherlands), OMX (Sweden) and the DJ Euro Stoxx 50 (Euro Zone) stock indices.

Metals.  The Diversified Portfolio used for the Partnership trades precious and base metals.  As of December 31, 2007, the Partnership’s metals market exposure was in gold, silver, platinum, aluminum, copper, lead, nickel, tin and zinc.

Agricultural.  The Partnership’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  As of December 31, 2007, the Partnership had exposure to agricultural commodities, including coffee, sugar, cocoa, cotton, wheat, corn, the soybean complex as well as live cattle and hogs.

Energy.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2007.

Foreign Currency Balances.  The Partnership’s primary foreign currency balances are in Japanese Yen, Euro, British Pounds, Australian Dollars, Canadian Dollars, Swiss Franc, Swedish Krona, South African Rand, Singapore Dollars and Hong Kong Dollars.  The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Securities Positions.  The Partnership’s only market exposure in instruments held other than for trading is in its securities portfolio.  The Partnership holds only cash or a cash equivalent short-term U.S. government money market fund or interest-bearing, credit risk-free, short-term paper – typically U.S. Treasury instruments with durations no longer than 1 year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership’s securities, although substantially all of these short-term instruments are held to maturity.

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

Of course, systems can be materially different – better in some periods and worse in others.  The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the General Partner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 2.0%.

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

Additional money management principles applicable to the portfolio as a whole include:  (1) limiting the assets committed as margin or collateral, generally within a range of 10% to 35% of an account’s net assets, though the amount may at any time be substantially higher; (2) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

Another important risk management function is the careful control of leverage or portfolio size. Leverage levels are determined by simulating the entire portfolio–all markets, all systems, all risk control overlays, the exact weightings of the markets in the portfolio and the proposed level of leverage–over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period.

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2007, 2006 and 2005 are included as Exhibit 13.01 to this report.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2007 and 2006.  This information has not been audited.

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Interest Income:	$1,722,083	$1,960,789	$1,836,605	$1,759,292
Net Realized and Unrealized Gains (Losses):	$7,860,229	(18,461,414)	30,539,057	2,211,141
Expenses*:	$2,003,108	(1,484,051)	5,199,343	1,270,712
Net Income (Loss):	$7,579,204	(15,016,574)	27,176,319	2,699,721

*  Expenses are inclusive of any realized and accrued profit share to the General Partner.

	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Interest Income:	$1,903,919	$2,180,864	$2,107,172	$1,847,561
Net Realized and Unrealized Gains (Losses):	16,790,125	(9,661,082)	(8,817,953)	15,551,725
Expenses*	3,013,893	200,775	204,207	3,466,178
Net Income (Loss):	15,680,151	(7,680,993)	(6,914,988)	13,933,108

*  Expenses are inclusive of any realized and accrued profit share to the General Partner.  In the 3rd Quarter of 2007 reversal of the General Partner’s realized and accrued profit share resulted in negative Expenses.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports.  There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The General Partner’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Partnership’s assets;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Partnership’s financial statements in accordance with generally accepted accounting principles, and that the

Partnership’s receipts and expenditures are being made only in accordance with authorizations of the General Partner’s management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the Partnership’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2007, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding control over financial reporting.  The General Partner’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that temporarily permit the Partnership to only provide the General Partner’s report in this report.

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

The principals and senior officers of the General Partner as of December 31, 2007 are as follows:

Harvey Beker, age 54.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners.  During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982.

Gregg R. Buckbinder, age 49.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation.  He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the General Partner and

The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 63.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the General Partner in 1976 and joined General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 38.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation.  Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999).  He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and spoken at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar and Co-Chairman of the Managed Funds Association CPO/CTA Advisory Committee.

Mark B. Fitzsimmons, age 60.  Mr. Fitzsimmons is a Senior Vice-President of the General Partner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the General Partner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 50.   Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the General Partner and The Millburn Corporation.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc.   (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.

Dennis B. Newton, age 56.  Mr. Newton is a Senior Vice-President of the General Partner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 56.  Mr. Smith is Executive Vice-President and Co-Director of Research of the General Partner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 53.   Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the General Partner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May of 1983.  Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

As of December 31, 2007, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly(1)	% Directly	% Indirectly
Malcolm H. Wiener	$0	$26,452,598	0%	17.94%
c/o Millburn Ridgefield Corporation 411 W. Putnam Avenue Greenwich, CT 06830

ALFA Investors	$8,221,119		5.57%
2108 E. South Blvd. Montgomery, AL 36116

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

(b)   Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of December 31, 2007, the General Partner’s interest was valued at $4,570,266, which constituted 3.1% of the Partnership’s capital as of December 31, 2007.

As of December 31, 2007, the directors and executive officers of the General Partner own beneficially Limited Partnership Interests as follows:

Name	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly(2)	% Directly	% Indirectly

Harvey Beker	$638,909	$8,311,315	0.43%	5.64%
Gregg Buckbinder	$0	$397,567	0%	0.27%
George Crapple	$31,960	$5,450,337	0.02%	3.70%
Steven M. Felsenthal	$0	$45,038	0%	0.03%
Mark Fitzsimmons	$0	$2,380,858	0%	1.61%
Barry Goodman	$0	$2,436,564	0%	1.65%
Dennis Newton	$0	$314,560	0%	0.21%
Grant Smith	$1,836,107	$1,127,578	1.25%	0.76%
Tod Tanis	$0	$751,673	0%	0.51%
directors and executive officers of the General Partner as a group	$2,506,976	$21,215,490	1.70%	14.38%

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

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Partnership allocated to the General Partner $3,533,293 in brokerage fees and allocated $3,048,112 in profit share to the New Profits Memo Account for the year ended  December 31, 2007.  The General Partner’s general partner interest showed an allocation of income of $848,969 for the year ended December 31,

2007.  The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $385,059 during the year ended December 31, 2007 of which $254,148 was paid or was payable to The Millburn Corporation.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2007 and 2006 were approximately $83,000 and $93,000, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Partnership for the years ended December 31, 2007 and 2006 were approximately $7,900 and $7,600, respectively.

(4)           All Other Fees

None

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2007 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2007 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

4.01	Amended and Restated Agreement of Limited Partnership of Nestor Partners

10.01	Form of ISDA Master Agreement and Credit Support Annex

10.02	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Merrill Lynch International Bank Limited

10.03	ISDA Master Agreement, Schedule, and Credit Support Annex between Nestor Partners and Dresdner Bank A.G.

10.04(a)	Foreign Exchange Customer Agreement between Nestor Partners and Morgan Stanley & Co. Incorporated

10.04(b)	Customer Agreement Foreign Currency Option Transactions between Nestor Partners and Morgan Stanley Capital Group Inc.

10.05	International Foreign Exchange and Options Master Agreement between Deutsche Bank AG and Nestor Partners

10.06	Acknowledgement of Separate Risk Disclosure Statements and Customer Agreement between Merrill Lynch Futures Inc. and Nestor Partners

Exhibit Number	Description of Document

10.07	Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners

10.08	Futures and Options Agreement for Institutional Customers between Deutsche Morgan Grenfell Inc. and Nestor Partners

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation, General Partner

By:	/s/ Harvey Beker
Harvey Beker Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 28, 2008
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2008
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 28, 2008
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2008
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

General Partner of Registrant

March 28, 2008

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2007 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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