Form 10-Q
period 2008-03-31
NESTOR PARTNERS
filed 2008-05-15
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2008
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
Yes ☐     No ☒

Nestor Partners
Financial statements
For the three months ended March 31, 2008 and 2007 (unaudited)

(a) At March 31, 2008 (unaudited) and December 31, 2007
(b) For the three months ended March 31, 2008 and 2007 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Statements of Financial Condition

	March 31
	2008	December 31
	(UNAUDITED)	2007
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes-at market value
(amortized cost $30,534,870 and $40,392,047)	$30,719,684	$40,599,095
Net unrealized appreciation (depreciation) on open futures and
forward currency contracts	(2,151,843)	3,362,537
Due from brokers	4,943,195	3,413,463
Cash denominated in foreign currencies (cost $859,644
and $2,232,905)	892,868	2,222,407
Total equity in trading accounts	34,403,904	49,597,502

INVESTMENTS IN U.S. TREASURY NOTES−at market value
(amortized cost $120,141,656 and $94,729,231)	120,997,641	95,111,960
CASH AND CASH EQUIVALENTS	10,236,047	13,731,232
ACCRUED INTEREST RECEIVABLE	1,426,536	1,142,553
TOTAL	$167,064,128	$159,583,247

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$329,960	$2,120,500
Unrealized depreciation on open forward currency contracts	-	318,479
Accrued brokerage fees	311,189	292,980
Due to brokers	95,984	-
Accrued expenses	390,644	287,840
Capital withdrawals payable	4,156,451	4,527,184
Total liabilities	5,284,228	7,546,983

PARTNERS' CAPITAL	161,779,900	152,036,264

TOTAL	$167,064,128	$159,583,247

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
March 31, 2008 (UNAUDITED)

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.88)%	$(1,423,200)
Grains	(0.95)	(1,529,352)
Interest rates	0.66	1,071,353
Metals	(0.37)	(597,575)
Softs	(0.98)	(1,593,959)
Stock indices	-	(4,760)
Total long futures contracts	(2.52)	(4,077,493)
Short futures contracts:
Energies	0.55	905,695
Grains	0.04	65,125
Interest rates	(0.13)	(213,767)
Livestock	0.18	295,790
Metals	0.15	236,250
Softs	0.15	241,270
Stock indices	(0.39)	(636,884)
Total short futures contracts	0.55	893,479
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.97)	(3,184,014)
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.27	441,019
Total short forward currency contracts	0.37	591,152
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.64	1,032,171

TOTAL	(1.33)%	$(2,151,843)

(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2008 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	% of Partners' Capital	Value

$73,280,000	U.S. Treasury notes, 2.625%, 05/15/2008	45.38%	$73,405,950
41,040,000	U.S. Treasury notes, 3.250%, 08/15/2008	25.54	41,322,150
36,640,000	U.S. Treasury notes, 3.125%, 10/15/2008	22.86	36,989,225
	Total investments in U.S. Treasury notes
	(amortized cost $150,676,526)	93.78%	$151,717,325

(Concluded)

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
December 31, 2007

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.45%	$691,028
Grains	1.04	1,588,727
Interest rates	(0.18)	(278,280)
Metals	0.04	63,836
Softs	0.09	136,331
Stock indices	0.16	225,186
Total long futures contracts	1.60	2,426,828

Short futures contracts:
Energies	(0.03)	(40,850)
Interest rates	0.40	613,247
Livestock	0.10	152,100
Metals	0.07	102,133
Softs	(0.07)	(111,978)
Stock indices	0.10	153,914
Total short futures contracts	0.57	868,566
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.17	3,295,394

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.03	40,033
Total short forward currency contracts	(0.20)	(291,369)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.17)	(251,336)

TOTAL	2.00%	$3,044,058

(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2007

U.S. Treasury Notes

Face Amount	Description	% of Partners' Capital	Value

$34,640,000	U.S. Treasury notes, 3.000%, 02/15/2008	22.78%	$34,634,588
34,640,000	U.S. Treasury notes, 2.625%, 05/15/2008	22.73	34,553,400
33,685,000	U.S. Treasury notes, 3.250%, 08/15/2008	22.15	33,674,473
32,900,000	U.S. Treasury notes, 3.125%, 10/15/2008	21.60	32,848,594

	Total investments in U.S. Treasury notes (amortized cost $135,121,278)	89.26%	$135,711,055

(Concluded)

See notes to financial statements

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2008	2007
INVESTMENT INCOME:
Interest income	$1,588,308	$1,759,292

EXPENSES:
Brokerage fees	919,218	857,039
Administrative expenses	102,804	92,185
Custody fees	5,944	5,762
Total expenses	1,027,966	954,986

NET INVESTMENT INCOME	560,342	804,306

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	15,720,482	4,876,821
Foreign exchange translation	(146,952)	(9,117)
Net change in unrealized:
Futures and forward currency contracts	(5,195,901)	(2,702,260)
Foreign exchange translation	43,722	842
Net gains from U.S. Treasury notes:
Net change in unrealized	451,022	44,855
Total net realized and unrealized gains	10,872,373	2,211,141

NET INCOME	11,432,715	3,015,447
LESS PROFIT SHARE TO GENERAL PARTNER	1,386,129	315,726
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$10,046,586	$2,699,721

See notes to financial statements

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2008:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2008	$88,400,217	$59,065,781	$-	$4,570,266	$152,036,264
Contributions	3,272,825	539,259	-	-	3,812,084
Withdrawals	(5,351,163)	(150,000)	-	-	(5,501,163)
Transfers	(378,101)	378,101			-
Net income (loss)	6,401,795	4,669,505	(473)	361,888	11,432,715
General Partner's allocation:
New Profit-Accrued	(1,270,894)	(115,235)	1,386,129	-	-
PARTNERS' CAPITAL-
March 31, 2008	$91,074,679	$64,387,411	$1,385,656	$4,932,154	$161,779,900

For the three months ended March 31, 2007:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2007	$93,445,531	$50,222,014	$-	$4,034,296	$147,701,841
Contributions	835,000	93,007	-	-	928,007
Withdrawals	(6,671,432)	(464,448)	-	-	(7,135,880)
Net income	1,650,160	1,259,787	32	105,468	3,015,447
General Partner's allocation:
New Profit-Accrued	(315,726)	-	315,726	-	-
PARTNERS' CAPITAL-
March 31, 2007	$88,943,533	$51,110,360	$315,758	$4,139,764	$144,509,415

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2008	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	0.14%	3.06%

Total expenses (a)	3.76%	0.81%
Profit share allocation (b)	1.33%	0.18%
Total expenses and profit share allocation	5.09%	0.99%

Total return before profit share allocation (b)	6.99%	7.89%
Profit share allocation (b)	(1.39)%	(0.20)%
Total return after profit share allocation	5.60%	7.69%

For the three months ended March 31, 2007	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	1.15%	3.89%

Total expenses (a)	3.64%	0.88%
Profit share allocation (b)	0.34%	-%
Total expenses and profit share allocation	3.98%	0.88%

Total return before profit share allocation (b)	1.81%	2.52%
Profit share allocation (b)	(0.34)%	-%
Total return after profit share allocation	1.47%	2.52%

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2008 (unaudited) and December 31, 2007 and the results of its operations for the three months ended March 31, 2008 and 2007 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $102,804 during the three months ended March 31, 2008, of which $53,431 relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at March 31, 2008.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Partnership recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening partners’ capital. Millburn Ridgefield Corporation as General Partner of the Partnership has evaluated the impact of adopting FIN 48 on the Partnership’s financial statements. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners are responsible for the payment of taxes. Accordingly, FIN 48 did not have an impact on the Partnership.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Partnership adopted this pronouncement January 1, 2008. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, the Partnership separates its investments into two categories: cash instruments and derivative contracts.

Cash Instruments. The Partnership’s cash instruments are generally classified within level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. The General Partner of the Partnership does not adjust the quoted price for such instruments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within level 1 of the fair value hierarchy.

OTC derivatives, or forward currency contracts, are valued based on pricing models that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within level 2 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of March 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$151,717,325	$0	$151,717,325
Short-Term Money Market Fund	9,936,047	0	9,936,047
Exchange-Traded
Futures Contracts	(3,184,014)	0	(3,184,014)
Over-the-Counter
Forward Currency Contracts	0	1,032,171	1,032,171
Total assets at fair value	$158,469,358	$1,032,171	$159,501,529

Recently Issued Pronouncements

In March 2008, FASB No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 133), was issued and is effective for fiscal years beginning after November 15, 2008. FAS 161 amends and expands the disclosure requirements of FAS 133 in order to provide financial statement users an understanding of a company’s use of derivative instruments, how derivative instruments are accounted for under FAS 133 and related interpretations and how these instruments affect a company’s financial position, performance, and cash flows. FAS 161 requires companies to disclose information detailing the objectives and strategies for using derivative instruments, the level of derivative activity entered into by the company, and any credit risk-related contingent features of the agreements. Management is currently evaluating the adoption of FAS 161 on the Partnership’s financial statement disclosures.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2007.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2008 and 2007. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	Mar 31, 2008	Mar 31, 2007

Profit share earned	$20,264	$12,472
Profit share accrued	1,365,865	303,254
Total profit share	$1,386,129	$315,726

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2008

Month Ending:	Total Partners' Capital

March 31, 2008	$161,779,900
December 31, 2007	152,036,264

Three Months
Change in Partners' Capital	$9,743,636
Percent Change	6.41%

THREE MONTHS ENDED MARCH 31, 2008

The increase in the Partnership’s net assets of $9,743,636 was attributable to net income (before profit share) of $11,432,715 and contributions of $3,812,084, which was partially offset by withdrawals of $5,501,163.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2008 increased $62,179 relative to the corresponding period in 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended March 31, 2008 increased $10,619 relative to the corresponding period in 2007. The increased was due mainly to an increase in the Partnership's average net assets during the three months ended March 31, 2008, relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended March 31, 2008 decreased $170,984 relative to the corresponding period in 2007. This decrease was due mainly to a decrease in short-term Treasury yields during the three months ended March 31, 2008, relative to the corresponding period in 2007.

During the three months ended March 31, 2008, the Partnership experienced net realized and unrealized gains of $10,872,373 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $919,218, administrative expenses of $102,804, custody fees of $5,944 and an accrued profit share allocation to the General Partner of $1,386,129 were incurred. Interest income of $1,588,308 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $10,046,586. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)

Currencies	2.21%
Energies	0.59%
Grains	1.45%
Interest Rates	1.56%
Livestock	0.85%
Metals	0.27%
Softs	-0.14%
Stock Indices	-0.06%
Total	6.73%

MANAGEMENT DISCUSSION - 2008

Three months ended March 31, 2008

For the three-month period ended March 31, 2008, the Partnership's Limited Partners and Special Limited Partners had positive returns, net of all fees, of 5.60% and 7.69%, respectively. Trading of dollar currency positions, and interest rate, grain, energy, metal and livestock futures were profitable. On the other hand, fractional losses were sustained from trading of cross currency positions, and stock index and soft commodity futures.

As the credit crisis spread and deepened, imperiling growth and employment prospects worldwide, central banks in the developed countries made more money available against a broader range of collateral for longer periods to a wider group of financial firms than ever before. In the U.S., increasing evidence of stress in the economy prompted the Federal Reserve to announce dramatic cuts in the federal funds and discount rates, providing much-needed liquidity and also facilitating a sale of embattled Bear Stearns to J.P. Morgan Chase.

In this environment, the U.S. dollar was under persistent pressure, falling to an all-time low against the euro and multi-year lows against a number of currencies including the yen, Swiss franc, Brazilian real and Columbian peso. As a result, short dollar positions were broadly profitable. Meanwhile, non-dollar cross rate trading was fractionally unprofitable.

As interest rates eased in a number of countries, long positions in U.S., Canadian and Japanese long-term and short-term interest rate futures were profitable, and outweighed losses on short positions in Australian interest rate futures. A long position in short-term euro rate futures was unprofitable as the ECB continued to resist calls for rate reductions due to inflation worries.

Agricultural markets, which have had a legendary run-up with several markets setting all-time records, were quite profitable, even though there was a significant sell-off in March. Grain prices have been underpinned by strong demand from the developing world that is experiencing an economic boom and by tight supplies. The USDA projects U.S. wheat inventories as the lowest for the end of the marketing year since 1948, and global wheat stockpiles headed for a 30-year low. Also, demand for corn and oilseeds was boosted by increased use of ethanol and diesel from vegetable oils. Indeed, some governments are restricting or taxing exports to retain domestic supplies. Consequently, long positions in wheat, corn, and the soybean complex were profitable. Further, short positions in livestock were profitable as high feed prices motivated producer selling.

Energy prices were firm and crude oil prices reached record levels due to strong global demand and tight supplies. The weakening U.S. dollar also buttressed energy and other commodity prices. Long positions in crude and London gas oil led to energy sector profits.

Precious metals prices advanced as the dollar fell, particularly early in the quarter and profits on long positions in gold, silver and platinum outweighed losses from trading of industrial metals.

High volatility and lack of well defined persistent trends kept equity futures positions reduced during the quarter, and gains and losses for individual equity futures netted to a marginal loss for the sector.

Period ended March 31, 2007
TOTAL
PARTNERS'
MONTH ENDING:	CAPITAL
March 31, 2007	$144,509,415
December 31, 2006	147,701,841

THREE MONTHS
Change in Partners' Capital	$(3,192,426)
Percent Change	-2.16%

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended March 31, 2008. During the three months ended March 31, 2008, the Partnership's average total capitalization was approximately $163,706,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Currencies	$3.0	1.8%	$3.0	$3.0
Energies	2.1	1.3%	2.1	2.1
Grains	0.2	0.1%	0.2	0.2
Interest rates	1.5	0.9%	1.5	1.5
Livestock	0.3	0.2%	0.3	0.3
Metals	1.8	1.1%	1.8	1.8
Softs	0.6	0.4%	0.6	0.6
Stock indices	2.1	1.3%	2.1	2.1
Total	$11.6	7.1%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the three months ended March 31, 2008. Average capitalization is the average of the Partnership's capitalization at the end of each of the three months ended March 31, 2008. Dollar amounts represent millions of dollars.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On January 1, 2008, February 1, 2008 and March 1, 2008, the Partnership sold Interests to existing and new limited partners in the amount of $2,120,500, $915,375 and $236,950, respectively. On January 1, 2008, February 1, 2008 and March 1, 2008, the Partnership sold Interests to an existing special limited partner in the amount of $230,213, $247,866 and $61,180, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2008:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2008	$(177,257)	$(135,000)	$(312,257)
February 29, 2008	(1,032,455)	-	(1,032,455)
March 31, 2008	(4,141,451)	(15,000)	(4,156,451)
Total	$(5,351,163)	$(150,000)	$(5,501,163)

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

Date: May 14, 2008
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)