Form 10-Q/A
period 2008-03-31
NESTOR PARTNERS
filed 2008-08-06
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
Yes ☐ No ☒

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Part II — Other Information of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that was filed on May 15, 2008 (“the Report”) to correct the Certifications of the Co-Chief Executive Officers and Chief Financial Officer. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer