Form 10-Q
period 2008-06-30
NESTOR PARTNERS
filed 2008-08-14
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2008
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

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒    Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

Nestor Partners
Financial statements
For the three and six months ended June 30, 2008 and 2007 (unaudited)

(a) At June 30, 2008 (unaudited) and December 31, 2007
(b) For the three and six months ended June 30, 2008 and 2007 (unaudited)
(c) For the six months ended June 30, 2008 and 2007 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Statements of Financial Condition

	June 30
	2008	December 31
	(UNAUDITED)	2007
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes−at market value (amortized cost $30,460,732 and $40,392,047)	$30,511,852	$40,599,095
Net unrealized appreciation on open futures and forward currency contracts	6,871,448	3,362,537
Due from brokers	3,698,802	3,413,463
Cash denominated in foreign currencies (cost $171,139 and $2,232,905)	161,633	2,222,407
Total equity in trading accounts	41,243,735	49,597,502

INVESTMENTS IN U.S. TREASURY NOTES−at market value (amortized cost $127,152,426 and $94,729,231)	127,356,167	95,111,960
CASH AND CASH EQUIVALENTS	8,340,271	13,731,232
ACCRUED INTEREST RECEIVABLE	1,199,687	1,142,553
TOTAL	$178,139,860	$159,583,247

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$28,000	$2,120,500
Unrealized depreciation on open forward currency contracts	-	318,479
Accrued brokerage fees	333,234	292,980
Accrued expenses	494,655	287,840
Capital withdrawals payable	4,879,472	4,527,184
Total liabilities	5,735,361	7,546,983

PARTNERS' CAPITAL	172,404,499	152,036,264

TOTAL	$178,139,860	$159,583,247

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
June 30, 2008 (UNAUDITED)

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.91%	$1,562,158
Grains	0.15	258,866
Interest rates	(0.08)	(129,633)
Metals	0.39	678,251
Softs	0.36	619,280
Stock indices	(0.09)	(156,686)
Total long futures contracts	1.64	2,832,236

Short futures contracts:
Energies	(0.65)	(1,119,614)
Grains	0.03	45,650
Interest rates	0.08	138,801
Livestock	0.17	297,070
Metals	0.23	397,224
Softs	(0.35)	(608,422)
Stock indices	1.80	3,094,614
Total short futures contracts	1.31	2,245,323
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.95	5,077,559

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.59	1,021,671
Total short forward currency contracts	0.45	772,218
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.04	1,793,889

TOTAL	3.99%	$6,871,448

(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2008 (UNAUDITED)

U.S. Treasury Notes
Face Amount	Description	% of Partners' Capital	Value

$41,040,000	U.S. Treasury notes, 3.250%, 08/15/2008	23.87%	$41,129,775
76,280,000	U.S. Treasury notes, 3.125%, 10/15/2008	44.42	76,577,969
39,640,000	U.S. Treasury notes, 3.875%, 05/15/2009	23.28	40,160,275
	Total investments in U.S. Treasury notes (amortized cost $157,613,158)	91.57%	$157,868,019

(Concluded)

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
December 31, 2007

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.45	$691,028
Grains	1.04%	1,588,727
Interest rates	(0.18)	(278,280)
Metals	0.04	63,836
Softs	0.09	136,331
Stock indices	0.16	225,186
Total long futures contracts	1.60	2,426,828

Short futures contracts:
Energies	(0.03)	(40,850)
Interest rates	0.40	613,247
Livestock	0.10	152,100
Metals	0.07	102,133
Softs	(0.07)	(111,978)
Stock indices	0.10	153,914
Total short futures contracts	0.57	868,566
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.17	3,295,394

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.03	40,033
Total short forward currency contracts	(0.20)	(291,369)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.17)	(251,336)

TOTAL	2.00%	$3,044,058

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

(Concluded)

See notes to financial statements

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2008	2007
INVESTMENT INCOME:
Interest income	$1,282,365	$1,836,605

EXPENSES:
Brokerage fees	938,006	956,449
Administrative expenses	104,011	102,091
Custody fees	7,561	5,109
Total expenses	1,049,578	1,063,649

NET INVESTMENT INCOME	232,787	772,956

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,953,689	29,250,175
Foreign exchange translation	(45,330)	3,623
Net change in unrealized:
Futures and forward currency contracts	9,023,291	1,279,231
Foreign exchange translation	(42,730)	(2,007)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(785,938)	8,035
Total net realized and unrealized gains	14,102,982	30,539,057

NET INCOME	14,335,769	31,312,013
LESS PROFIT SHARE TO GENERAL PARTNER	1,751,971	4,135,694
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$12,583,798	$27,176,319

See notes to financial statements	(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2008	2007
INVESTMENT INCOME:
Interest income	$2,870,673	$3,595,897

EXPENSES:
Brokerage fees	1,857,224	1,813,488
Administrative expenses	206,815	194,276
Custody fees	13,505	10,871
Total expenses	2,077,544	2,018,635

NET INVESTMENT INCOME	793,129	1,577,262

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	21,674,171	34,126,996
Foreign exchange translation	(192,282)	(5,494)
Net change in unrealized:
Futures and forward currency contracts	3,827,390	(1,423,029)
Foreign exchange translation	992	(1,165)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(334,916)	52,890
Total net realized and unrealized gains	24,975,355	32,750,198

NET INCOME	25,768,484	34,327,460
LESS PROFIT SHARE TO GENERAL PARTNER	3,138,100	4,451,420
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$22,630,384	$29,876,040

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2008:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL- January 1, 2008	$88,400,217	$59,065,781	$-	$4,570,266	$152,036,264
Contributions	5,985,285	543,859	-	-	6,529,144
Withdrawals	(7,226,300)	(3,703,093)	-	(1,000,000)	(11,929,393)
Transfers	(378,101)	378,101			-
Net income	14,305,731	10,632,052	7,835	822,866	25,768,484
General Partner's allocation:
New Profit-Accrued	(2,860,218)	(277,882)	3,138,100	-	-
PARTNERS' CAPITAL- June 30, 2008	$98,226,614	$66,638,818	$3,145,935	$4,393,132	$172,404,499

For the six months ended June 30, 2007:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL- January 1, 2007	$93,445,531	$50,222,014	$-	$4,034,296	$147,701,841
Contributions	960,500	96,186	-	-	1,056,686
Withdrawals	(11,724,330)	(845,634)	-	-	(12,569,964)
Net income	20,585,614	12,692,460	11,766	1,037,620	34,327,460
General Partner's allocation:
New Profit-Accrued	(4,069,898)	(381,522)	4,451,420	-	-
PARTNERS' CAPITAL- June 30, 2007	$99,197,417	$61,783,504	$4,463,186	$5,071,916	$170,516,023

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2008	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(0.72)%	2.24%

Total expenses (a)	3.84%	0.83%
Profit share allocation (b)	1.68%	0.25%
Total expenses and profit share allocation	5.52%	1.08%

Total return before profit share allocation (b)	8.44%	9.24%
Profit share allocation (b)	(1.60)%	(0.23)%
Total return after profit share allocation	6.84%	9.01%

For the three months ended June 30, 2007	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	0.82%	3.56%

Total expenses (a)	3.77%	0.91%
Profit share allocation (b)	3.83%	0.65%
Total expenses and profit share allocation	7.60%	1.56%

Total return before profit share allocation (b)	21.56%	22.40%
Profit share allocation (b)	(4.22)%	(0.75)%
Total return after profit share allocation	17.34%	21.65%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2008	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(0.29)%	2.64%

Total expenses (a)	3.80%	0.82%
Profit share allocation (b)	3.02%	0.43%
Total expenses and profit share allocation	6.82%	1.25%

Total return before profit share allocation (b)	16.03%	17.86%
Profit share allocation (b)	(3.20)%	(0.47)%
Total return after profit share allocation	12.83%	17.39%

For the six months ended June 30, 2007	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	0.98%	3.72%

Total expenses (a)	3.71%	0.89%
Profit share allocation (b)	4.28%	0.70%
Total expenses and profit share allocation	7.99%	1.59%

Total return before profit share allocation (b)	23.77%	25.48%
Profit share allocation (b)	(4.70)%	(0.76)%
Total return after profit share allocation	19.07%	24.72%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership” or “Registrant”) financial condition at June 30, 2008 (unaudited) and December 31, 2007 and the results of its operations for the three and six months ended June 30, 2008 and 2007 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $104,011 and $206,815 during the three and six months ended June 30, 2008, respectively, of which $83,207 and $136,638 relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a redemption charge up to 2.5% for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at June 30, 2008.

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

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of June 30, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$157,868,019	$0	$157,868,019
Short–Term Money Market Fund	8,040,271	0	8,040,271
Exchange–Traded
Futures Contracts	5,077,559	0	5,077,559
Over–the–Counter
Forward Currency Contracts	0	1,793,889	1,793,889
Total assets at fair value	$170,985,849	$1,793,889	$172,779,738

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2008 and 2007. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	Jun 30, 2008	Jun 30, 2007

Profit share earned	$69,174	$131,620
Reversal of profit share (1)	(1,365,865)	(303,255)
Profit share accrued (2)	3,048,662	4,307,329
Total profit share	$1,751,971	$4,135,694

	Six months ended:
	Jun 30, 2008	Jun 30, 2007

Profit share earned	$89,437	$144,091
Profit share accrued (2)	3,048,663	4,307,329
Total profit share	$3,138,100	$4,451,420

(1) At April 1
(2) At June 30

RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2008

Month Ending:	Total Partners' Capital

June 30, 2008	$172,404,499
March 31, 2008	161,779,900
December 31, 2007	152,036,264

	Three Months	Six Months
Change in Partners' Capital	$10,624,599	$20,368,235
Percent Change	6.57%	13.40%

THREE MONTHS ENDED JUNE 30, 2008

The increase in the Partnership’s net assets of $10,624,599 was attributable to net income (before profit share) of $14,335,769 and contributions of $2,717,060, which was partially offset by withdrawals of $6,428,230.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2008 decreased $18,443 relative to the corresponding period in 2007. While the average net assets of the Partnership increased during the three month period, the decrease in brokerage fees was due primarily to a decrease in the average net assets of the limited partners during the three months ended June 30, 2008, relative to the corresponding period in 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended June 30, 2008 increased $1,920 relative to the corresponding period in 2007. The increased was due mainly to an increase in the Partnership's average net assets during the three months ended June 30, 2008, relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended June 30, 2008 decreased $554,240 relative to the corresponding period in 2007. This decrease was due mainly to a significant decrease in short-term Treasury yields during the three months ended June 30, 2008, relative to the corresponding period in 2007.

During the three months ended June 30, 2008, the Partnership experienced net realized and unrealized gains of $14,102,982 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $938,006, administrative expenses of $104,011, custody fees of $7,561 and an accrued profit share allocation to the General Partner of $1,751,971 were incurred. Interest income of $1,282,365 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $12,583,798 analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ Loss
Currencies	2.69%
Energies	4.86%
Grains	1.54%
Interest Rates	-1.29%
Livestock	-0.43%
Metals	1.21%
Softs	-0.25%
Stock Indices	0.95%
Trading Gain/(Loss)	9.28%

SIX MONTHS ENDED JUNE 30, 2008

The increase in the Partnership’s net assets of $20,368,235 was attributable to net income (before profit share) of $25,768,484 and contributions of $6,529,144, which was partially offset by withdrawals of $11,929,393.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2008 increased $43,736 relative to the corresponding period in 2007. The increase was due primarily to an increase in the average net assets of the special limited partners during the six months ended June 30, 2008, relative to the corresponding period in 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the six months ended June 30, 2008 increased $12,539 relative to the corresponding period in 2007. The increased was due mainly to an increase in the Partnership's average net assets during the six months ended June 30, 2008, relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the six months ended June 30, 2008 decreased $725,224 relative to the corresponding period in 2007. This decrease was due mainly to a significant decrease in short-term Treasury yields during the six months ended June 30, 2008, relative to the corresponding period in 2007.

During the six months ended June 30, 2008, the Partnership experienced net realized and unrealized gains of $24,975,355 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,857,224, administrative expenses of $206,815, custody fees of $13,505 and an accrued profit share allocation to the General Partner of $3,138,100 were incurred. Interest income of $2,870,673 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $22,630,384 analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ Loss
Currencies	5.07%
Energies	5.65%
Grains	3.12%
Interest Rates	0.27%
Livestock	0.44%
Metals	1.55%
Softs	-0.39%
Stock Indices	0.93%
Trading Gain/(Loss)	16.64%

Period ended March 31, 2008

Month Ending:	Total Partners' Capital

March 31, 2008	$161,779,900
December 31, 2007	152,036,264

Three Months
Change in Partners' Capital	$9,743,636
Percent Change	6.41%

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

MANAGEMENT DISCUSSION - 2008

MANAGEMENT DISCUSSION - 2008

Three months ended June 30, 2008

For the three-month period ended June 30, 2008, the Partnership's Limited Partners and Special Limited Partners had positive returns, net of all fees, of 6.84% and 9.01%, respectively. Energy trading accounted for a large portion of the gain, and significant profits were registered from currency, metals, equity, and grain trading as well. Meanwhile, trading of interest rate futures, and to a lesser extent, livestock and soft commodities futures were unprofitable.

Energy prices continued their upward thrust with crude oil hitting successive new all-time highs throughout the second quarter. Strong demand, including fundamental, investment and speculative components, along with low inventories, periodic supply disruptions, and geopolitical uncertainties underpinned energy price surges. Consequently, long positions in crude oil, gasoline, heating oil, kerosene, London gas oil, and natural gas were profitable. Near quarter-end, the high volatility in the energy markets resulted in further significant reductions in energy positions.

In currency trading, the dollar was under pressure due to the ongoing financial and economic turmoil triggered by the housing and mortgage crises and subsequent credit crunch. The easier Federal Reserve monetary policy that has ensued also weighed on the U.S. currency. Therefore, short dollar positions against a number of higher yield currencies including the Aussie and Singapore dollars, Brazilian real and Mexican peso, and Eastern European currencies were profitable. A long dollar trade versus the Korean won also produced a gain. On the other hand, short dollar positions against the New Zealand dollar and Chilean peso were unprofitable, as was a long dollar position against the South African rand. In non-dollar cross rate trading, short euro positions relative to the Eastern European currencies and a long Aussie dollar/short Canadian dollar trade were profitable.

Equity markets declined rather broadly during the quarter and short positions in European and U.S. equity indices generated profits. Meanwhile, long positions in South African, Hong Kong and Chinese indices resulted in losses.

Industrial metals prices were mixed. Short positions in zinc, nickel and lead, and long positions in tin, copper and aluminum were profitable. Long positions in precious metals had no appreciable effect on performance this quarter.

In grains, long positions in the soybean complex and corn were profitable, and more than offset the modest loss from trading wheat.

As the quarter began, the portfolio was positioned for a continuation of the lower interest rate trend. However, as inflation concerns spread even though economic activity remained questionable, market participants came to believe that monetary easing was at an end. Hence during April and May losses were sustained on long positions in U.S., European, and Japanese short, medium, and long term interest rate instruments. In response numerous positions were reduced and/or reversed. In June, interest rate trading was profitable largely due to short futures positions but still ended up with a loss for the quarter.

In soft commodities, the losses from trading sugar and cotton outweighed the gains from long cocoa and coffee trades. Short positions in livestock were unprofitable as the market expected herd liquidation due to high feed prices to abate and on positive export news.
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

The Partnership's Trading Value at Risk in Different Market Sectors

ITEM 4. CONTROLS AND PROCEDURES

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended June 30, 2008. During the six months ended June 30, 2008, the Partnership's average total capitalization was approximately $164,611,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Currencies	$3.5	2.1%	$4.0	$3.0
Energies	2.2	1.3%	2.2	2.1
Grains	0.5	0.3%	0.7	0.2
Interest rates	1.6	1.0%	1.7	1.5
Livestock	0.3	0.2%	0.3	0.2
Metals	2.2	1.4%	2.6	1.8
Softs	1.0	0.6%	1.4	0.6
Stock indices	3.9	2.4%	5.7	2.1
Total	$15.2	9.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the six months ended June 30, 2008. Average capitalization is the average of the Partnership's capitalization at the end of each of the six months ended June 30, 2008. Dollar amounts represent millions of dollars.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On April 1, 2008, May 1, 2008 and June 1, 2008, the Partnership sold Interests to existing and new limited partners in the amount of $359,960, $2,225,000 and $127,500, respectively. On April 1, 2008 and May 1, 2008, the Partnership sold Interests to an existing special limited partner in the amount of $2,959 and $1,641, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended June 30, 2008:

Date of Withdrawal	General Partner	Limited Partners	Special Limited Partners	Total

April 30, 2008	$0	$(481,984)	$(525,000)	$(1,006,984)
May 31, 2008	0	(528,681)	(13,093)	(541,774)
June 30, 2008	(1,000,000)	(864,472)	(3,015,000)	(4,879,472)
Total	$(1,000,000	$(1,875,137)	$(3,553,093)	$(6,428,230)

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. Exhibits -

The following exhibits are incorporated by reference from the exhibit of the same number and description filed with the Partnership's Registration Statement (file #000-50725) filed on April 29, 2005 on Form 10 under the Securities Act of 1934 and declared effective June 28, 2005.

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
31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01 Section 1350 Certification of Co-Chief Executive Officer
32.02 Section 1350 Certification of Co-Chief Executive Officer
32.03 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	Millburn Ridgefield Corporation,
General Partner

Date: August 13, 2008
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)