Form 10-Q
period 2008-09-30
NESTOR PARTNERS
filed 2008-11-13
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2008
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
Yes ☐ No ☒

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2008 and 2007 (unaudited)

(a)	At September 30, 2008 (unaudited) and December 31, 2007
(b)	For the three and nine months ended September 30, 2008 and 2007 (unaudited)
(c)	For the nine months ended September 30, 2008 and 2007 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Statements of Financial Condition

	September 30
	2008	December 31
	(UNAUDITED)	2007
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes−at market value (amortized cost $17,586,262 and $40,392,047)	$17,625,842	$40,599,095
Net unrealized appreciation on open futures and forward currency contracts	3,093,154	3,362,537
Due from brokers	2,695,127	3,413,463
Cash denominated in foreign currencies (cost $660,372 and $2,232,905)	607,894	2,222,407
Total equity in trading accounts	24,022,017	49,597,502

INVESTMENTS IN U.S. TREASURY NOTES−at market value (amortized cost $133,334,287 and $94,729,231)	133,564,813	95,111,960
CASH AND CASH EQUIVALENTS	5,835,663	13,731,232
ACCRUED INTEREST RECEIVABLE	1,929,657	1,142,553
TOTAL	$165,352,150	$159,583,247

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$28,100	$2,120,500
Unrealized depreciation on open forward currency contracts	19,162	318,479
Accrued brokerage fees	305,992	292,980
Accrued expenses	595,289	287,840
Capital withdrawals payable	816,996	4,527,184
Total liabilities	1,765,539	7,546,983

PARTNERS' CAPITAL	163,586,611	152,036,264

TOTAL	$165,352,150	$159,583,247

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
September 30, 2008 (UNAUDITED)

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.35%	$577,907
Grains	(0.68)	(1,108,875)
Interest rates	0.12	197,090
Metals	(1.87)	(3,059,471)
Softs	(0.05)	(84,770)
Total long futures contracts	(2.13)	(3,478,119)
Short futures contracts:
Energies	(0.33)	(546,027)
Grains	0.72	1,180,606
Interest rates	(0.05)	(85,316)
Livestock	0.11	187,350
Metals	1.99	3,259,399
Softs	0.62	1,006,102
Stock indices	0.77	1,256,714
Total short futures contracts	3.83	6,258,828
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.70	2,780,709
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.38)	(620,110)
Total short forward currency contracts	0.56	913,393
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.18	293,283

TOTAL	1.88%	$3,073,992

(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2008 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	% of Partners' Capital	Value

$74,250,000	U.S. Treasury notes, 3.125%, 10/15/2008	45.43%	$74,319,610
39,640,000	U.S. Treasury notes, 3.875%, 05/15/2009	24.55	40,166,468
36,190,000	U.S. Treasury notes, 3.625%, 07/15/2009	22.44	36,704,577

	Total investments in U.S. Treasury notes (amortized cost $150,920,549)	92.42%	$151,190,655

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

(Concluded)

See notes to financial statements

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2008	2007
INVESTMENT INCOME:
Interest income	$1,059,029	$1,960,789

EXPENSES:
Brokerage fees	921,090	846,601
Administrative expenses	100,634	94,272
Custody fees	7,959	6,515
Total expenses	1,029,683	947,388

NET INVESTMENT INCOME	29,346	1,013,401

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(4,430,520)	(20,577,716)
Foreign exchange translation	1,788	29,246
Net change in unrealized:
Futures and forward currency contracts	(3,797,456)	1,608,965
Foreign exchange translation	(42,972)	41,630
Net gains from U.S. Treasury notes:
Net change in unrealized	15,245	436,461
Total net realized and unrealized losses	(8,253,915)	(18,461,414)

NET LOSS	(8,224,569)	(17,448,013)
LESS PROFIT SHARE TO GENERAL PARTNER	(1,175,445)	(2,431,439)
NET LOSS AFTER PROFIT SHARE TO
GENERAL PARTNER	$(7,049,124)	$(15,016,574)

See notes to financial statements	(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2008	2007
INVESTMENT INCOME:
Interest income	$3,929,702	$5,556,686

EXPENSES:
Brokerage fees	2,778,314	2,660,089
Administrative expenses	307,449	288,548
Custody fees	21,464	17,386
Total expenses	3,107,227	2,966,023

NET INVESTMENT INCOME	822,475	2,590,663

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	17,243,651	13,549,280
Foreign exchange translation	(190,494)	23,752
Net change in unrealized:
Futures and forward currency contracts	29,934	185,936
Foreign exchange translation	(41,980)	40,465
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(319,671)	489,351
Total net realized and unrealized gains	16,721,440	14,288,784

NET INCOME	17,543,915	16,879,447
LESS PROFIT SHARE TO GENERAL PARTNER	1,962,655	2,019,981
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$15,581,260	$14,859,466

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2008:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2008	$88,400,217	$59,065,781	$-	$4,570,266	$152,036,264
Contributions	6,469,565	603,998	-	-	7,073,563
Withdrawals	(8,344,038)	(3,723,093)	-	(1,000,000)	(13,067,131)
Transfers	(378,101)	378,101			-
Net income	9,244,915	7,662,900	1,335	634,765	17,543,915
General Partner's allocation:
New Profit-Accrued	(1,839,364)	(123,291)	1,962,655	-	-
Transfer of New Profit Memo
Account to General Partner	-	-	-	-	-
PARTNERS' CAPITAL-
September 30, 2008	$93,553,194	$63,864,396	$1,963,990	$4,205,031	$163,586,611

For the nine months ended September 30, 2007:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2007	$93,445,531	$50,222,014	$-	$4,034,296	$147,701,841
Contributions	2,106,500	107,810	-	-	2,214,310
Withdrawals	(17,953,468)	(907,475)	-	-	(18,860,943)
Net income (loss)	9,729,838	6,609,194	(5,159)	545,574	16,879,447
General Partner's allocation:
New Profit-Accrued	(1,920,598)	(99,383)	2,019,981	-	-
Transfer of New Profit Memo
Account to General Partner	-	-	-	-	-
PARTNERS' CAPITAL-
September 30, 2007	$85,407,803	$55,932,160	$2,014,822	$4,579,870	$147,934,655

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2008	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(1.18)%	1.78%

Total expenses (a)	3.82%	0.82%
Profit share allocation (b)	(1.09)%	(0.24)%
Total expenses and profit share allocation	2.73%	0.58%

Total return before profit share allocation (b)	(5.06)%	(4.36)%
Profit share allocation (b)	0.89%	0.21%
Total return after profit share allocation	(4.17)%	(4.15)%

For the three months ended September 30, 2007	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	1.57%	4.33%

Total expenses (a)	3.65%	0.80%
Profit share allocation (b)	(2.36)%	(0.51)%
Total expenses and profit share allocation	1.29%	0.29%

Total return before profit share allocation (b)	(10.41)%	(9.79)%
Profit share allocation (b)	1.73%	0.40%
Total return after profit share allocation	(8.68)%	(9.39)%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2008	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(0.58)%	2.36%

Total expenses (a)	3.81%	0.82%
Profit share allocation (b)	1.95%	0.19%
Total expenses and profit share allocation	5.76%	1.01%

Total return before profit share allocation (b)	10.15%	12.71%
Profit share allocation (b)	(2.02)%	(0.19)%
Total return after profit share allocation	8.13%	12.52%

For the nine months ended September 30, 2007	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (a)	1.17%	3.92%

Total expenses (a)	3.69%	0.86%
Profit share allocation (b)	2.05%	0.18%
Total expenses and profit share allocation	5.74%	1.04%

Total return before profit share allocation (b)	10.88%	13.20%
Profit share allocation (b)	(2.14)%	(0.19)%
Total return after profit share allocation	8.74%	13.01%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership” or “Registrant”) financial condition at September 30, 2008 (unaudited) and December 31, 2007 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. The December 31, 2007 information has been derived from the audited financial statements as of December 31, 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $100,634 and $307,449 during the three and nine months ended September 30, 2008, respectively, of which $68,459 and $205,097 relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a redemption charge up to 2.5% for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at September 30, 2008.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Partnership recognize in its financial statements the impact of a tax position and if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening partner capital. The General Partner has evaluated the impact of adopting FIN 48 on the Partnership’s financial statements. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the unitholders are responsible for the payment of taxes. Accordingly, FIN 48 did not have an impact on the Partnership.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Partnership adopted this pronouncement on January 1, 2008. The three levels of the fair value hierarchy under FAS 157 are described below:

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

Cash Instruments. The Partnership’s cash instruments are generally classified within level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. The General Partner of the Partnership does not adjust the quoted price for such instruments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within level 1 of the fair value hierarchy.

OTC derivatives or forward currency contracts are valued based on pricing models that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within level 2 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of September 30, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$151,190,655	$0	$151,190,655
Short-Term Money Market Fund	5,535,663	0	5,535,663
Exchange-Traded Futures Contracts	2,780,709	0	2,780,709
Over-the-Counter Forward Currency Contracts	0	293,283	293,283
Total financial assets at fair value	$159,507,027	$293,283	$159,800,310

Recently Issued Pronouncements

In March 2008, FAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133, was issued and is effective for fiscal years beginning after November 15, 2008. FAS 161 amends and expands the disclosure requirements of FAS 133 in order to provide financial statement users an understanding of a company’s use of derivative instruments, how derivative instruments are accounted for under FAS 133 and related interpretations and how these instruments affect a company’s financial position, performance and cash flows. FAS 161 requires companies to disclose information detailing the objectives and strategies for using derivative instruments, the level of derivative activity entered into by the company and any credit risk-related contingent features of the agreements. Management is currently evaluating the adoption of FAS 161 on the Part’s financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Partnership's business, its results of operations depend on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner's trading methods are confidential so that substantially the only information that can be furnished regarding the Partnership's results of operations is contained in the performance record of its trading. Unlike some operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership. Its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example markets with strong price trends, in which the Partnership has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership raises additional capital only through the sale of interests. Partner capital may also be increased by trading profits, if any. The Partnership does not engage in borrowing. Interests may be offered for sale as of the beginning of each month.

The Partnership trades futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. Due to the nature of the Partnership's business, substantially all its assets are represented by cash and United States government obligations while the Partnership maintains its market exposure through open futures and forward contract positions.

The Partnership's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Partnership's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity due to, for example, daily price fluctuation limits which are inherent in the Partnership's futures and forward trading, the Partnership's assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2007.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2008 and 2007. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	Sep 30, 2008	Sep 30, 2007
Profit share earned	$60,232	$23,146
Reversal of profit share (1)	(3,048,663)	(4,307,329)
Profit share accrued (2)	1,812,986	1,852,744
Total profit share	$(1,175,445)	$(2,431,439)

	Nine months ended:
	Sep 30, 2008	Sep 30, 2007
Profit share earned	$149,669	$167,237
Profit share accrued (2)	1,812,986	1,852,744
Total profit share	$1,962,655	$2,019,981

(1) At July 1
(2) At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2008

Month Ending:	Total Partners' Capital

September 30, 2008	$163,586,611
June 30, 2008	172,404,499
December 31, 2007	152,036,264

	Three Months	Nine Months
Change in Partners' Capital	$(8,817,888)	$11,550,347
Percent Change	-5.11%	7.60%

THREE MONTHS ENDED SEPTEMBER 30, 2008

The decrease in the Partnership’s net assets of $8,817,888 was attributable to net loss (before profit share) of $8,224,569 and withdrawals of $1,137,738, which was partially offset by contributions of $544,419.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2008 increased $74,489 relative to the corresponding period in 2007. The increase in brokerage fees was due primarily to an increase in the average net assets of the limited partners during the three months ended September 30, 2008, relative to the corresponding period in 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the three months ended September 30, 2008 increased $6,362 relative to the corresponding period in 2007. The increase was due mainly to an increase in the Partnership's average net assets during the three months ended September 30, 2008, relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the three months ended September 30, 2008 decreased $901,760 relative to the corresponding period in 2007. This decrease was due mainly to a significant decrease in short-term Treasury yields during the three months ended September 30, 2008, relative to the corresponding period in 2007.

During the three months ended September 30, 2008, the Partnership experienced net realized and unrealized losses of $8,253,915 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $921,090, administrative expenses of $100,634, custody fees of $7,959 were incurred. Interest income of $1,059,029 and a reversal of accrued profit share allocation to the General Partner of $1,175,445 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $7,049,124. Analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	-2.43%
Energies	-2.02%
Grains	-1.44%
Interest Rates	0.22%
Livestock	-0.08%
Metals	-1.54%
Softs	-0.05%
Stock Indices	2.48%
Trading Gain/(Loss)	-4.86%

NINE MONTHS ENDED SEPTEMBER 30, 2008

The increase in the Partnership’s net assets of $11,550,347 was attributable to net income (before profit share) of $17,543,915 and contributions of $7,073,563, which was partially offset by withdrawals of $13,067,131.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2008 increased $118,225 relative to the corresponding period in 2007. The increase was due primarily to an increase in the average net assets of the special limited partners and limited partners during the nine months ended September 30, 2008, relative to the corresponding period in 2007.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. Administrative expenses for the nine months ended September 30, 2008 increased $18,901 relative to the corresponding period in 2007. The increase was due mainly to an increase in the Partnership's average net assets during the nine months ended September 30, 2008, relative to the corresponding period in 2007.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian. Interest income for the nine months ended September 30, 2008 decreased $1,626,984 relative to the corresponding period in 2007. This decrease was due mainly to a significant decrease in short-term Treasury yields during the nine months ended September 30, 2008, relative to the corresponding period in 2007.

During the nine months ended September 30, 2008, the Partnership experienced net realized and unrealized gains of $16,721,440 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,778,314, administrative expenses of $307,449, custody fees of $21,464 and an accrued profit share allocation to the General Partner of $1,962,655 were incurred. Interest income of $3,929,702 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $15,581,260 analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	2.42%
Energies	3.34%
Grains	1.56%
Interest Rates	0.46%
Livestock	0.34%
Metals	-0.01%
Softs	-0.42%
Stock Indices	3.25%
Trading Gain/(Loss)	10.94%

MANAGEMENT DISCUSSION – 2008

Three months ended September 30, 2008

For the three-month period ended September 30, 2008, the Partnership's Limited Partners and Special Limited Partners had negative returns, net of all fees, of 4.17% and 4.15%, respectively, as negative results in July and August were only partially offset by a gain in September. Trading of currency, energy, metal and grain futures was unprofitable. Equity futures and interest rate trading produced a profit, while trading of soft and livestock futures had little impact on quarterly performance.

As the ongoing financial and economic turmoil triggered by the U.S. housing and mortgage crises and subsequent credit crunch exploded with international ramifications, worldwide inflation and growth dynamics changed markedly. Concerns about stagflation with the worst growth slowdown in the U.S. were replaced by worries about global deflation, recession and perhaps even depression as the world’s financial system seized up and nearly ground to a halt. In particular, September was a tumultuous month in world financial markets. Extraordinary events were too numerous to list completely but included the government seizures of Fannie and Freddie, the government bailout and substantial takeover of AIG Insurance, the bankruptcy of Lehman Brothers, “breaking the buck” by a major institutional money market fund, the rescue and sale of Washington Mutual and Wachovia in the U.S. and several major financial institutions in Europe and the initial defeat by the U.S. House of Representatives of the administration’s and Treasury secretary’s $700 billion bailout plan.

In this environment, an unwinding of risky trades and a flight to safety occurred, triggering reversals in a number of previously existing trends.

The U.S. dollar, which had been in a multi-year bear market, staged a strong rally. Losses were taken on short dollar positions against a variety of currencies, and many of those positions were switched to long dollar trades by quarter-end. In cross rate trading, losses were due to an unwinding of carry trades. Long positions in Aussie, New Zealand and Canadian dollars against lower yielding units were unprofitable.

Perceptions of weakening demand due to a global economic slowdown, increasing supplies, and the dollar rally contributed to a generalized weakening of commodity prices. Falling energy prices led to losses on long energy positions. Precious and industrial metal prices fell significantly. Long positions in gold, silver, platinum, copper and aluminum were unprofitable and subsequently reversed to short positions. Short positions in nickel and zinc were profitable. Trading of agricultural commodities resulted in moderate losses. Long positions in corn, and the soybean complex produced losses before being reversed to short positions. A long position in cocoa and trading of coffee and rubber also generated losses. On the other hand, short positions in wheat, cotton, sugar, and live cattle were profitable.

Not surprisingly, short stock index futures positions across a wide swath of global equity markets were quite profitable.

Finally, as inflation concerns gave way to deflation fears, the trend toward higher interest rates, evident in the first half of 2008, was interrupted in July and reversed to a declining trend by the end of the quarter. Long positions in U.S. and Japanese interest rate futures produced gains, but most of these gains were offset by losses on short positions in European interest rate futures that were later reversed to long positions. Trading of Australian interest rate futures was marginally profitable.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for each quarter-end during the period ended September 30, 2008. During the nine months ended September 30, 2008, the Partnership's average total capitalization was approximately $163,445,000.

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Currencies	$2.8	1.7%	$4.0	$1.4
Energies	1.5	.9%	2.2	0.2
Grains	0.4	0.2%	0.7	0.2
Interest rates	1.4	0.8%	1.7	0.9
Livestock	0.2	0.1%	0.3	0.2
Metals	2.1	1.3%	2.6	1.8
Softs	0.9	0.6%	1.4	0.6
Stock indices	3.2	2.0%	5.7	1.8
Total	$12.5	7.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for the nine months ended September 30, 2008. Average capitalization is the average of the Partnership's capitalization at the end of each of the nine months ended September 30, 2008. Dollar amounts represent millions of dollars.

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal control over financial reporting with respect to the Partnership.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On July 1, 2008, August 1, 2008 and September 1, 2008, the Partnership sold Interests to existing and new limited partners in the amount of $28,000, $203,000 and $303,280, respectively. On July 1, 2008, August 1, 2008 and September 1, 2008, the Partnership sold Interests to an existing special limited partner in the amount of $2,096, $580 and $7,463, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c) Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended September 30, 2008:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2008	$(148,359)	$-	$(148,359)
August 31, 2008	(172,385)	-	(172,385)
September 30, 2008	(796,994)	(20,000)	(816,994)
Total	$(1,117,738)	$(20,000)	$(1,137,738)

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
General Partner

Date: November 13, 2008

/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)