Form 10-K
period 2008-12-31
NESTOR PARTNERS
filed 2009-03-30
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2008

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

(Address of principal executive offices) (Zip code)

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2008, 2007 and 2006 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Nestor Partners (the “Partnership”) is a limited partnership organized December 13, 1976 under the New Jersey Uniform Limited Partnership Act.  The general partner of the Partnership is Millburn Ridgefield Corporation, a Delaware corporation (the “General Partner”).

The Partnership’s business is trading a diversified portfolio (a “Diversified Portfolio”) of futures, forward, swap and related option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities.  Approximately 30%-40% of the Partnership’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.  The Partnership began its trading activities in February 1977.  All trading decisions are made by the General Partner.

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

As of December 31, 2008, the aggregate Net Asset Value of the Partnership was $167,319,421.  The value at December 31, 2008 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $57,766.51, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1977 to December 31, 2008.

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

(b)   Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool.  The Partnership does not engage in sales of goods and services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Partnership engages in the speculative trading of futures, options on futures, forward and swap contracts.  The Partnership’s sole trading adviser is the General Partner.  The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock index futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market.  The objective of the General Partner’s trading method is to participate in all major sustained price moves in the markets traded. The General Partner’s approach is medium-term to long-term in nature. The General Partner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.

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

Pursuant to the Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”), the General Partner receives in respect of limited partners who acquire their limited partnership interests (“Interests”) through selling agents, a flat-rate monthly brokerage fee equal to 0.458 of 1% of the month-end Net Assets (a 5.5% annual rate) attributable to such limited partners.  In respect of limited partners who acquire their Interests through the General Partner, the General Partner receives brokerage commissions at a monthly flat-rate of 0.167% of the month-end Net Assets (a 2.0% annual rate) attributable to such limited partners plus an amount equal to the brokerage commissions and fees payable to clearing and executing brokers attributable to such limited partners’ proportionate interest in the Partnership.  The General Partner in turn bears all brokerage commissions and fees payable to clearing and executing brokers as well as all compensation payable to selling agents, if any.  The General Partner also receives a profit share equal to 20% of any new trading profit, determined as of the end of each calendar year.  The annual profit share is calculated net of brokerage fees and administrative expenses.

The Partnership pays its administrative expenses, including costs incurred in connection with the continuing offering of the Interests, and any extraordinary expenses which it may incur.

Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Newedge USA, LLC (“Newedge”) act as the futures brokers for the Partnership.  The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and Deutsche Bank AG, and clears all such trades with Morgan Stanley & Co. Incorporated and Deutsche Bank AG, serving as prime brokers.  The Partnership pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as Deutsche Bank, Merrill Lynch and Newedge to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

Item 1A.   Risk Factors

Not applicable.

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

(b)   Holders.

As of December 31, 2008, there were 431 holders of Interests.

(c)   Dividends.

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Interests are sold on a monthly basis through the General Partner and certain broker/dealers, the selling agents, retained by the General Partner to act as its agents.  The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner.  Between October 1, 2008 and December 31, 2008, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing limited partners making additional investments.

Month	Number of Interests Sold to Limited Partners	Dollar Amount of such Interests Sold	Number of Interests Sold to Special Limited Partners	Dollar Amount of such Interests Sold

October 1, 2008	1	$28,100	1	$14,976
November 1, 2008	0	$0	0	$0
December 1, 2008	4	$100,000	0	$0

Total	5	$128,100	1	$14,976

The foregoing Interests were privately offered and sold only to “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 of Regulation D under the 1933 Act, and with whom the Partnership, the General Partner or a selling agent acting on behalf of the General Partner has a pre-existing substantive relationship and with respect to whom it has been determined that Interests are a suitable investment.

No underwriting discounts or underwriting commissions were paid in connection with such sales.

(f)   Issuer Purchases of Equity Securities.

Pursuant to the Limited Partnership Agreement, limited partners may withdraw capital from their capital accounts in the Partnership as of the end of each calendar month.  The withdrawal of capital by limited partners has no impact on the value of the capital accounts of other limited partners.

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2008:

Month	Limited Partners Amount withdrawn	Special Limited Partners Amount withdrawn

October 31, 2008	$638,658	$96,725
November 30, 2008	$196,054	$272,843
December 31, 2008	$6,328,867	$8,020,000

Total	$7,163,579	$8,389,568

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Liquidity

The Partnership’s assets are generally held as cash or cash equivalents which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2008, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

The Partnership trades futures, options and forward contracts, and may trade swap contracts, on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 10% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.  Although, as evidenced by recent market events, there can be no assurances that such large, well capitalized financial institutions will not fail.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

Results of Operations

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

2008

During 2008, the Partnership achieved a net realized and unrealized gain of $42,272,187 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $3,779,342, administrative expenses of $420,720 and custody fees of $29,717 were paid or accrued.  The Partnership paid a profit share to the General Partner of $5,129,390.  Interest income of $4,703,091 offset the Partnership’s expenses resulting in a net gain of $37,616,109.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain

Currencies	4.36%
Energies	6.40%
Grains	2.63%
Interest Rates	3.41%
Livestock	0.94%
Metals	2.92%
Softs	0.62%
Stock Indices	6.45%

Total	27.73%

The Partnership registered a strong gain during 2008.  All major sectors—stock indices, currencies, interest rates, energy, metals and agricultural commodities—contributed profits.

The ongoing financial and economic turmoil triggered by the U.S. housing and mortgage crises and subsequent credit crunch exploded with international ramifications throughout the year.  Central banks in the developed countries made more money available against a broader range of collateral to a wider group of financial firms than ever before.  In the U.S., increasing evidence of problems for the real economy deriving from the financial market freeze-up prompted the Federal Reserve to announce dramatic cuts in the federal funds and discount rates, and to initiate a series of liquidity enhancing programs.  Extraordinary events during the year included  the U.S. Government’s seizures of  Fannie Mae and Freddie Mac and bailout and substantial takeover of AIG Insurance, the bankruptcy of Lehman Brothers, “breaking the buck” by a major institutional money market fund, the rescues and sales of Bear Stearns, Washington Mutual, Wachovia and Merrill Lynch in the U.S. and several major financial institutions in Europe, the provision of preferred equity by the Treasury to troubled U.S. financial institutions and the Treasury’s U.S. auto industry bailout.

In this environment, worldwide inflation and growth dynamics changed markedly during the year.  Concerns about stagflation with the worst growth slowdown in the U.S. characterized the first half of 2008, but were replaced during the second half by worries about global deflation, recession and perhaps even depression as the world’s financial system seized up and nearly ground to a halt.  In response to margin calls, the loss of credit facilities, and to avoid insolvency, market participants unwound risky trades, reduced leverage massively, and sought liquidity and safety.  Against this background, price trends in some sectors—equities and interest rates— though volatile, were sustained for much of the year.  In other sectors—currencies and commodities—trends reversed abruptly.

Short stock index futures positions throughout most of Europe, the U.S., Japan and non-Japan Asia produced gains, particularly during the second half of 2008.

Long positions in U.S., Australian and Canadian long term and short term interest rate futures were profitable, while trading of European futures was somewhat unprofitable.

Foreign exchange rates were volatile.  Early in the year the U.S. dollar was under persistent pressure and short dollar trades were profitable.  Over the summer, as the flight to safety commenced, these short trades lost money and dollar positions were reversed to long trades.  These long dollar positions produced gains over the last several months of 2008.  During the first half of the year, carry trades—being long high interest rate currencies—were profitable.  Later, however, as risky trades were unwound, these carry trades produced losses and were reversed.  Near year-end these short positions in high yield currencies were profitable.

Commodity prices overall exhibited broad swings.  Energy prices experienced a strong upward thrust with crude oil hitting successive new all time highs into early July.  Thereafter, energy prices collapsed.  As a result, long energy positions were very profitable in the January-June period, produced losses and were reversed to short positions over the summer, and short energy positions were profitable in the fourth quarter.  Returns from metals trading were also volatile: strong gains from generally long positions in the January-June period were offset by losses over the summer, which were followed by strong gains from short industrial metals positions during the fourth quarter.  Trading of agricultural commodities followed a similar pattern.  Long positions at first produced profits, but then generated losses as they were reversed to short positions which subsequently produced profits.

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

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2008.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2008 and 2007, as required by this item, is included as Exhibit 13.01 to this report.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The General Partner’s internal control over financial reporting includes those policies and procedures that:

•   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Partnership’s assets;

•   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Partnership’s financial statements in accordance with GAAP, and that the Partnership’s receipts and expenditures are being made only in accordance with authorizations of the General Partner’s management and directors; and

•   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the Partnership’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2008, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

(a, b)   Identification of Directors and Executive Officers

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

The principals and senior officers of the General Partner as of December 31, 2008 are as follows:

Harvey Beker, age 55.   Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners.  During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982.  Mr. Beker became registered as an Associated Person of the General Partner effective November 25, 1986.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively.  Mr. Beker was an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Gregg R. Buckbinder, age 50.   Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation.  He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Buckbinder became listed as a principal of the General Partner effective February 5, 1999.  He became listed as a principal of The Millburn Corporation effective March 23, 1998.  Mr. Buckbinder also became a partner in ShareInVest in January 2000.  Mr. Buckbinder was a listed principal of ShareInVest from February 28, 2001 until February 25, 2007.

George E. Crapple, age 64.   Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the General Partner in 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).  Mr. Crapple became listed as a principal and registered as an associated person of the General Partner effective September 13, 1984 and April 2, 1988, respectively.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively.  He was also an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 39.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation.  Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999-January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and was a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996-September 1999).  He graduated cum laude from Yeshiva University in 1991 with a B.A. degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar, Chairman of the Managed Funds Association CPO/CTA Advisory Committee and a member of the Editorial Board of the Journal of Securities Law, Regulation and Finance.  Mr. Felsenthal became listed as a principal of the General Partner and The Millburn Corporation effective June 24, 2004.  Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Edward Ferara, age 31.  Mr. Ferara is a Vice President and the Associate Director of Research of The Millburn Corporation.  He joined The Millburn Corporation in August 2003 and is responsible for the design and implementation of the General Partner’s quantitative trading strategies.  He graduated summa cum laude from The Cooper Union for the Advancement of Science and Art in 1999 with a B.E. in mechanical engineering and received an S.M. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 2001.  Mr. Ferara was employed as an associate analyst by Moody’s Investor Services from February 2002 to July 2003.

Mark B. Fitzsimmons, age 61.  Mr. Fitzsimmons is a Senior Vice-President of the General Partner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the General Partner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  Mr. Fitzsimmons became listed as a principal of the General Partner effective July 2, 1993.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively.  Mr. Fitzsimmons was also a partner in ShareInVest beginning in January 2000.  Mr. Fitzsimmons was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Barry Goodman, age 51.   Mr. Goodman is Executive Vice-President, Director of Trading and a member of the Research Committee of the General Partner and The Millburn Corporation.  Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc. (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to futures markets.  Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  Mr. Goodman became listed as a principal and registered as an associated person of the General Partner effective December 19, 1991 and May 23, 1989, respectively.  He also became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively.  He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 57.  Mr. Newton is a Senior Vice-President of the General Partner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated FCM entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated FCM, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.  Mr. Newton became listed as a principal and registered as an associated person and branch office manager of the General Partner effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively.  He also became listed as a principal of The Millburn Corporation effective May 5, 2004.

Grant N. Smith, age 57.   Mr. Smith is Executive Vice-President and Co-Director of Research of the General Partner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from M.I.T. in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T., he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time.  Mr. Smith became listed as a principal of the General Partner effective December 19, 1991.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively.  Mr. Smith also became a partner in ShareInVest in January 1994.  Mr. Smith was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 54.  Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the General Partner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May of 1983.  Prior to joining the General Partner and its affiliates, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.  Mr. Tanis became listed as a principal of the General Partner and The Millburn Corporation effective July 14, 2004.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

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

Item 11.   Executive Compensation

The Partnership has no directors, officers or employees.  None of the directors, officers or employees of the General Partner receive compensation from the Partnership.  The General Partner makes all trading decisions on behalf of the Partnership.  The General Partner receives monthly brokerage commissions of 0.458 of 1% of the Partnership’s Net Assets (which is reduced to 0.167 of 1% of Net Assets, plus the cost of all commissions and clearing charges due to third-party brokers, for partners who acquire their Interests directly through the General Partner) and an annual profit share of 20% of any new trading profit.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

As of December 31, 2008, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

			Percentage of Limited Partnership
	Value of Interest		Interests
Name and Address	Held Directly	Held Indirectly(1)	% Directly	% Indirectly

Malcolm H. Wiener
c/o Millburn Ridgefield Corporation
411 W. Putnam Avenue
Greenwich, CT 06830		$22,360,041		13.69%

ALFA Investors
2108 E. South Blvd.
Montgomery, AL 36116	$9,816,905		6.01%

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

(b)   Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of December 31, 2008, the General Partner’s interest was valued at $3,950,576, which constituted 2.36% of the Partnership’s capital as of December 31, 2008.

As of December 31, 2008, the directors and executive officers of the General Partner own beneficially Interests as follows:

			Percentage of Limited Partnership
	Value of Interest		Interests
Name	Held Directly	Held Indirectly(2)	% Directly	% Indirectly

Harvey Beker	$733,112	$10,917,629	0.45%	6.68%

Gregg Buckbinder		$540,454		0.33%

George Crapple	$41,890	$6,331,190	0.03%	3.88%

Steven M. Felsenthal		$69,583		0.04%

Edward Ferara		$152,375		0.09%

Mark Fitzsimmons		$3,170,141		1.94%

Barry Goodman		$3,178,992		1.95%

Dennis Newton		$543,979		0.33%

Grant Smith	$2,406,605	$1,476,806	1.47%	0.90%

Tod Tanis		$748,661		0.46%

directors and executive officers of the General Partner as a group	$3,181,607	$27,129,810	1.95%	16.60%

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

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Partnership allocated to the General Partner $3,779,342 in brokerage fees and allocated $5,129,390 in profit share to the New Profits Memo Account for the year ended December 31, 2008.  The General Partner’s interest showed an allocation of income of $1,309,623 for the year ended December 31, 2008.  The Partnership allocated to the General Partner $3,533,293 in brokerage fees and allocated $3,048,112 in profit share to the New Profits Memo Account for the year ended December 31, 2007.  The General Partner’s interest showed an allocation of income of $848,969 for the year ended December 31, 2007.  The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $420,720 during the year ended December 31, 2008 of which $272,572 was paid or was payable to The Millburn Corporation.  The Partnership incurred administrative expenses of $385,059 during the year ended December 31, 2007 of which $254,148 was paid or was payable to The Millburn Corporation.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)                                  Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2008 and 2007 were approximately $85,000 and $83,000, respectively.

(2)                                  Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007.

(3)                                  Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Partnership for the years ended December 31, 2008 and 2007 were approximately $16,250 and $7,900, respectively.

(4)                                  All Other Fees

None

(5)                                  Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2008 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2008 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2009.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2009
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2009
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2009
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2009
Tod A. Tanis	(Principal Accounting Officer)

          (Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2008 Report of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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