Form 10-Q
period 2009-03-31
NESTOR PARTNERS
filed 2009-05-14
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2009
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2149317
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
Greenwich, Connecticut  06830

(Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                                                Yes ☐         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                           No ☒

Nestor Partners
Financial statements
For the three months ended March 31, 2009 and 2008 (unaudited)

(a) At March 31, 2009 (unaudited) and December 31, 2008
(b) For the three months ended March 31, 2009 and 2008 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Statements of Financial Condition
(UNAUDITED)

	March 31	December 31
	2009	2008
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes−at fair value (amortized cost $26,275,790 and $10,919,463)	$26,429,492	$11,026,888
Net unrealized appreciation on open futures contracts	107,102	1,502,774
Due from brokers	5,820,055	501,514
Cash denominated in foreign currencies (cost $2,084,184 and $117,799)	2,121,874	123,751
Total equity in trading accounts	34,478,523	13,154,927

INVESTMENTS IN U.S. TREASURY NOTES−at fair value (amortized cost $133,634,603 and $159,691,001)	134,136,211	160,955,102
CASH AND CASH EQUIVALENTS	2,540,468	14,235,694
ACCRUED INTEREST RECEIVABLE	1,824,119	1,593,509
TOTAL	$172,979,321	$189,939,232

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$2,275,800	$537,222
Net unrealized depreciation on open futures and forward currency contracts	7,038,222	722,949
Accrued brokerage fees	300,873	340,177
Due to brokers	-	782,717
Cash denominated in foreign currencies (cost $0 and $-437,052)	-	426,586
Accrued expenses	407,422	302,592
Capital withdrawals payable	810,505	19,505,497
Due to General Partner	-	2,071
Total liabilities	10,832,822	22,619,811

PARTNERS' CAPITAL	162,146,499	167,319,421

TOTAL	$172,979,321	$189,939,232

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
March 31, 2009 (UNAUDITED)

Futures and Forward Currency Contracts	% of Partners' Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.09%		$145,473
Grains	0.24		387,325
Interest rates	0.72		1,179,052
Metals	0.70		1,133,009
Softs	0.00		370
Total long futures contracts	1.75		2,845,229

Short futures contracts:
Currencies	0.00		675
Energies	(0.24)		(391,996)
Grains	(0.61)		(996,970)
Livestock	0.01		23,930
Metals	(1.45)		(2,354,319)
Softs	(0.10)		(161,934)
Stock indices	(1.25)		(2,027,932)
Total short futures contracts	(3.64)		(5,908,546)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.89)		(3,063,317)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.29)		(472,437)
Total short forward currency contracts	(2.09)		(3,395,366)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(2.38)		(3,867,803)

TOTAL	(4.27	) %	$(6,931,120)

 (Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2009 (UNAUDITED)

U.S. Treasury Notes
Face Amount	Description	% of Partners' Capital	Fair Value

$44,890,000	U.S. Treasury notes, 3.875%, 05/15/2009	27.82%	$45,100,422
41,440,000	U.S. Treasury notes, 3.625%, 07/15/2009	25.81	41,847,925
54,540,000	U.S. Treasury notes, 3.375%, 10/15/2009	34.17	55,409,231
18,000,000	U.S. Treasury notes, 1.750%, 03/31/2010	11.23	18,208,125
	Total investments in U.S. Treasury notes
	(amortized cost $159,910,393)	99.03%	$160,565,703
 (Concluded)

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
December 31, 2008

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.03%	$42,915
Grains	0.06	104,350
Interest rates	1.03	1,717,510
Metals	(0.13)	(218,641)
Softs	0.00	7,101
Total long futures contracts	0.99	1,653,235

Short futures contracts:
Energies	0.22	360,617
Grains	(0.33)	(559,689)
Interest rates	(0.11)	(177,109)
Livestock	0.06	97,260
Metals	0.21	351,967
Softs	(0.07)	(119,636)
Stock indices	(0.07)	(112,804)
Total short futures contracts	(0.09)	(159,394)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.90	1,493,841

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.16	271,304
Total short forward currency contracts	(0.59)	(985,320)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.43)	(714,016)

TOTAL	0.47%	$779,825

 (Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2008

U.S. Treasury Notes
Face Amount	Description	% of Partners' Capital	Fair Value

$18,000,000	U.S. Treasury notes, 4.000%, 03/31/2009	10.87%	$18,194,063
44,890,000	U.S. Treasury notes, 3.875%, 05/15/2009	27.19	45,500,224
41,440,000	U.S. Treasury notes, 3.625%, 07/15/2009	25.21	42,184,625
64,540,000	U.S. Treasury notes, 3.375%, 10/15/2009	39.52	66,103,078
	Total investments in U.S. Treasury notes
	(amortized cost $170,610,464)	102.79%	$171,981,990
 (Concluded)

See notes to financial statements

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2009	2008
INVESTMENT INCOME:
Interest income	$700,133	$1,588,308

EXPENSES:
Brokerage fees	932,683	919,218
Administrative expenses	104,830	102,804
Custody fees	10,059	5,944
Total expenses	1,047,572	1,027,966

NET INVESTMENT INCOME (LOSS)	(347,439)	560,342

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,489,480	15,720,482
Foreign exchange translation	(112,151)	(146,952)
Net change in unrealized:
Futures and forward currency contracts	(7,710,945)	(5,195,901)
Foreign exchange translation	21,272	43,722
Net gains (losses) from U.S. Treasury notes:
Realized	87,250	-
Net change in unrealized	(716,216)	451,022
Total net realized and unrealized gains (losses)	(2,941,310)	10,872,373

NET INCOME (LOSS)	(3,288,749)	11,432,715
LESS PROFIT SHARE TO GENERAL PARTNER	4,906	1,386,129
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(3,293,655)	$10,046,586

See notes to financial statements

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2009:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2009	$97,990,719	$65,378,126	$-	$3,950,576	$167,319,421
Contributions	1,457,222	731,564	-	-	2,188,786
Withdrawals	(3,493,920)	(579,039)	-	-	(4,072,959)
Transfers					-
Net loss	(2,221,488)	(1,008,080)	(211)	(58,970)	(3,288,749)
General Partner's allocation:
New Profit-Accrued	(4,906)	-	4,906	-	-
PARTNERS' CAPITAL-
March 31, 2009	$93,727,627	$64,522,571	$4,695	$3,891,606	$162,146,499

For the three months ended March 31, 2008:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2008	$88,400,217	$59,065,781	$-	$4,570,266	$152,036,264
Contributions	3,272,825	539,259	-	-	3,812,084
Withdrawals	(5,351,163)	(150,000)	-	-	(5,501,163)
Transfers	(378,101)	378,101			-
Net income (loss)	6,401,795	4,669,505	(473)	361,888	11,432,715
General Partner's allocation:
New Profit-Accrued	(1,270,894)	(115,235)	1,386,129	-	-
PARTNERS' CAPITAL-
March 31, 2008	$91,074,679	$64,387,411	$1,385,656	$4,932,154	$161,779,900

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2009	Limited Partners		Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.12	) %	0.95%

Total expenses (a)	3.80%		0.71%
Profit share allocation (b)	0.01%		-%
Total expenses and profit share allocation	3.81%		0.71%

Total return before profit share allocation (b)	(2.31	) %	(1.56	) %
Profit share allocation (b)	-%		-%
Total return after profit share allocation	(2.31	) %	(1.56	) %

For the three months ended March 31, 2008	Limited Partners		Special Limited Partners

Ratios to average capital:
Net investment income (a)	0.14%		3.06%

Total expenses (a)	3.76%		0.81%
Profit share allocation (b)	1.33%		0.18%
Total expenses and profit share allocation	5.09%		0.99%

Total return before profit share allocation (b)	6.99%		7.89%
Profit share allocation (b)	(1.39	) %	(0.20	) %
Total return after profit share allocation	5.60%		7.69%

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2009 and December 31, 2008 and the results of its operations for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $104,830 during the three months ended March 31, 2009, of which $53,936 relates to legal and accounting services provided to the Partnership by TMC.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at March 31, 2009.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Partnership recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening partners’ capital. Millburn Ridgefield Corporation as General Partner of the Partnership has evaluated the impact of adopting FIN 48 on the Partnership’s financial statements. Based on a review of the Partnership’s open tax years, 2007 to 2008, for the U.S. Federal jurisdiction, the New York and New Jersey State jurisdictions, and the New York City jurisdiction, FIN 48 did not have an impact on the Partnership.  The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners are responsible for the payment of taxes.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective for fiscal years beginning after November 15, 2007. The Partnership adopted this pronouncement January 1, 2008. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

The following table sets forth by level within the fair value hierarchy:

Financial Assets at Fair Value as of March 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$160,565,703	$0	$160,565,703
Short-Term Money Market Fund	2,240,468	0	2,240,468
Exchange-Traded
Futures Contracts	(3,063,317)	0	(3,063,317)
Over-the-Counter
Forward Currency Contracts	0	(3,867,803)	(3,867,803)
Total assets at fair value	$159,742,854	$(3,867,803)	$155,875,051

Financial Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$171,981,990	$0	$171,981,990
Short-Term Money Market Fund	13,935,694	0	13,935,694
Exchange-Traded
Futures Contracts	1,493,841	0	1,493,841
Over-the-Counter
Forward Currency Contracts	0	(714,016)	(714,016)
Total financial assets at fair value	$187,411,525	$(714,016)	$186,697,509

Derivative Instruments

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Partnership adopted the provisions of this statement on January 1, 2009. As a result of the adoption of this statement, the Partnership has expanded its disclosures regarding derivative instruments.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector:

Agricultural.  The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership had currency exposures to the Australian Dollar, Brazilian Real, Canadian Dollar, Swiss Franc, Chilean Peso, Colombian Peso, Czech Koruna, Euro, British Pound, Israeli Shekel, Indian Rupee, Japanese Yen, Korean Won, Mexican Peso, Norwegian Krone, New Zealand Dollar, Polish Zloty, Russian Ruble, Swedish Krone, Singapore Dollar, Turkish Lira and the South African Rand.

Energies.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and other major industrialized, or Group of Seven (Canada, France, Germany, Italy, Japan, United Kingdom and United States, collectively, “G-7”) countries.  However, the Partnership also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that G-7 interest rates, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Metals. The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, silver, tin and zinc.

Stock Indices.  The Partnership’s equity exposure, through stock index futures, is to equity price risk in the G-7 countries as well as other countries.

FAS 133 requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair value of futures contracts in an asset position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures contracts.” Fair value of futures and forward currency contracts in a liability position are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the FAS 157 note, contained herein.

Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of FAS 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading gains and losses in the Statements of Operations.

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Currencies	$-	$-	$675	$-	$675
Energies	154,805	(9,332)	99,533	(491,529)	(246,523)
Grains	387,325	-	-	(996,970)	(609,645)
Interest rates	1,509,133	(330,081)	-	-	1,179,052
Livestock	-	-	23,930	-	23,930
Metals	1,206,181	(73,172)	68,064	(2,422,383)	(1,221,310)
Softs	370	-	25,895	(187,829)	(161,564)
Stock indices	-	-	60,935	(2,088,867)	(2,027,932)
Total futures contracts:	3,257,814	(412,585)	279,032	(6,187,578)	(3,063,317)

Forward currency contracts	385,958	(858,395)	85,837	(3,481,203)	(3,867,803)

Total futures and
forward currency contracts	$3,643,772	$(1,270,980)	$364,869	$(9,668,781)	$(6,931,120)

The effect of trading futures and forward currency contracts on the Statements of Operations for the three months ended March 31, 2009 is detailed below:

Sector	Trading Gain (Loss)
Futures contracts:
Currencies	$675
Energies	(67,970)
Grains	(58,244)
Interest rates	924,001
Livestock	294,030
Metals	(1,697,405)
Softs	(246,608)
Stock indices	303,649
Total futures contracts	(547,872)

Forward currency contracts	(1,673,593)

Total futures and
forward currency contracts	$(2,221,465)

* Location of Trading Gain (Loss) recognized in the Statements of Operations
a. Net realized gains (losses) on closed positions: Futures and forward currency contracts, or
b. Net change in unrealized: Futures and forward currency contracts

The following table presents notional value by sector of open futures and forward currency contracts at March 31, 2009, in U.S. Dollars:

Sector	Notional
Futures contracts:
Currencies	$498,113
Energies	7,690,434
Grains	10,138,740
Interest Rates	120,987,872
Livestock	4,226,600
Metals	9,370,672
Softs	4,487,269
Stock Indices	27,936,773
Futures - Total	185,336,473

Forward currency contracts	43,504,747
Total Notional	$228,841,220

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at March 31, 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

Concentration of Credit Risk

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange.

The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and trading counterparties which the General Partner believes to be creditworthy. In addition, for over-the-counter forward currency contracts, the Partnership enters into master netting agreements with its counterparties. Collateral posted at the various counterparties for trading of futures and forward currency contracts includes cash and U.S. Treasury notes.

A significant portion of the Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”). The Partnership’s concentration of credit risk associated with DB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB. The amount of such credit risk was $8,392,179 at March 31, 2009.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

FSP No. 157-4
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”).  FSP No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Partnership is currently evaluating the impact of the adoption of FSP No. 157-4.

FSP No. 107-1 and APB No. 28-1
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principals Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP No. 107-1” and “APB No. 28-1”).  The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  FSP No. 107-1 and APB No. 28-1 is effective for interim and annual periods ending after June 15, 2009.  The Partnership is currently evaluating the impact of the adoption of FSP No. 107-1 and APB No. 28-1.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2008.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2009 and 2008. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	Mar 31, 2009	Mar 31, 2008

Profit share earned	$4,906	$20,264
Profit share accrued	0	1,365,865
Total profit share	$4,906	$1,386,129

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2009

Month Ending:	Total Partners' Capital

March 31, 2009	$162,146,499
December 31, 2008	167,319,421

Three Months
Change in Partners' Capital	$(5,172,922)
Percent Change	(3.09)%

THREE MONTHS ENDED MARCH 31, 2009

The decrease in the Partnership’s net assets of $5,172,922 was attributable to a net loss (before profit share) of $3,288,749 and withdrawals of $4,072,959, which was partially offset by contributions of $2,188,786.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2009 increased $13,465 relative to the corresponding period in 2008. The increase was due primarily to an increase in the average net assets of the special limited partners and limited partners during the three months ended March 31, 2009 relative to the corresponding period in 2008.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets.  Administrative expenses for the three months ended March 31, 2009 increased $2,026 relative to the corresponding period in 2008. The increase was due mainly to an increase in the Partnership's average net assets during the three months ended March 31, 2009, relative to the corresponding period in 2008.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian.  Interest income for the three months ended March 31, 2009 decreased $888,175 relative to the corresponding period in 2008. This decrease was due mainly to a decrease in short-term Treasury yields during the three months ended March 31, 2009, relative to the corresponding period in 2008.

During the three months ended March 31, 2009, the Partnership experienced net realized and unrealized losses of $2,941,310 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $932,683, administrative expenses of $104,830, custody fees of $10,059 and an earned profit share to the General Partner of $4,906. Interest income of $700,133 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $3,293,655. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	-1.06%
Energies	-0.04%
Grains	-0.02%
Interest Rates	0.58%
Livestock	0.20%
Metals	-1.09%
Softs	-0.15%
Stock Indices	0.21%
Trading Gain/(Loss)	-1.37%

MANAGEMENT DISCUSSION – 2009

For the three months ended March 31, 2009, the Parntership’s Limited Partners and Special Limited Partners had negative returns, net of all fees, of 2.31% and 1.56%, respectively. As the year began, the trends which had been dominant since the middle of 2008—declining equities, declining commodities, declining interest rates, and a rising US dollar—persisted and the Partnership posted a moderate gain.  However, in early March, many of these trends reversed abruptly and the Partnership suffered a loss during the final three weeks of the quarter that more than outweighed the earlier gain.  For the quarter, trading of metals, currencies, energy and soft commodities futures was unprofitable while trading of interest rate futures, and to a lesser extent equity and livestock futures was profitable.

For much of the quarter, a profusion of international government interventions failed to allay concerns about the ongoing financial and economic crisis which continued to roil markets. In this environment, the Partnership continued to hold short positions in equity indices worldwide; short positions in most energy, metals, and agricultural commodity markets; long positions in interest rate futures; and long US dollar positions.  Consequently, into early March, as equity and commodity prices fell, and as the dollar rose, the Partnership registered a gain.

However, with equity markets at multi-year lows following six consecutive quarterly drops, some reports suggesting that the economic decline was slowing and perceptions that the latest government interventions might aid the financial system triggered some short covering and bottom fishing, causing stock markets to stage a substantial rally.  As risk aversion decreased and the Federal Reserve announced plans to buy massive amounts of Treasury securities, the dollar lost some of its safe haven cachet and fell.  This dollar decline, coupled with reduced pessimism about the future, arrested the decline in commodity prices.  Interest rates did not respond to these changes and generally continued to decline. As a result, trading of equities, commodities and currencies was highly unprofitable for the month of March, while trading of interest rates provided only a partial offset.

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

Sector	% Gain/ (Loss)
Currencies	2.21%
Energies	0.59%
Grains	1.45%
Interest Rates	1.56%
Livestock	0.85%
Metals	0.27%
Softs	-0.14%
Stock Indices	-0.06%
Trading Gain/(Loss)	6.73%

MANAGEMENT DISCUSSION – 2008

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings - None
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. On January 1, 2009, February 1, 2009 and March 1, 2009, the Partnership sold Interests to existing and new limited partners in the amount of $577,222, $570,000 and $310,000, respectively. On January 1, 2009 and February 1, 2009 the Partnership sold Interests to an existing special limited partner in the amount of $472,551 and $259,013, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c)  Pursuant to the Partnership's Declaration of Partnership and  Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2009:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2009	$(2,007,952)	$(170,000)	$(2,177,952)
February 28, 2009	(695,463)	(389,039)	(1,084,502)
March 31, 2009	(790,505)	(20,000)	(810,505)
Total	$(3,493,920)	$(579,039)	$(4,072,959)

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

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners
3.02	Amended and Restated Agreement of Limited Partnership of Nestor Partners
10.01	Acknowledgement of Separate Risk Disclosure Statements and Customer Agreement between Merrill Lynch Futures Inc. and Nestor Partners
10.02	Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners
10.03	Futures and Options Agreement for Institutional Customers between DeutscheMorgan Grenfell Inc. and Nestor Partners
10.04	Form of Selling Agreement

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: Millburn Ridgefield Corporation,
General Partner

Date: May 14, 2009
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)