Form 10-Q
period 2009-06-30
NESTOR PARTNERS
filed 2009-08-14
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2009
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
  Yes ☐                            No ☒

Nestor Partners
Financial statements
For the three and six months ended June 30, 2009 and 2008 (unaudited)

(a) At June 30, 2009 (unaudited) and December 31, 2008
(b) For the three and six months ended June 30, 2009 and 2008 (unaudited)
(c) For the six months ended June 30, 2009 and 2008 (unaudited)

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Statements of Financial Condition

	June 30
	2009	December 31
	(UNAUDITED)	2008
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes − at market value
(amortized cost $10,573,778 and $10,919,463)	$10,608,183	$11,026,888
Net unrealized appreciation on open futures and forward
currency contracts	574,897	1,502,774
Due from brokers	1,197,120	501,514
Restricted cash	2,883,000	-
Cash denominated in foreign currencies (cost $760,330
and $117,799)	799,488	123,751
Total equity in trading accounts	16,062,688	13,154,927

INVESTMENTS IN U.S. TREASURY NOTES − at market value
(amortized cost $125,023,497 and $159,691,001)	125,179,908	160,955,102
CASH AND CASH EQUIVALENTS	6,505,804	14,235,694
ACCRUED INTEREST RECEIVABLE	1,122,110	1,593,509
TOTAL	$148,870,510	$189,939,232

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$-	$537,222
Unrealized depreciation on open futures contracts	251,823	722,949
Accrued brokerage fees	264,072	340,177
Due to brokers	10,012	782,717
Cash denominated in foreign currencies (cost $-12 and $-437,052)	12	426,586
Accrued expenses	433,894	302,592
Capital withdrawals payable	2,298,986	19,505,497
Due to General Partner	-	2,071
Total liabilities	3,258,799	22,619,811

PARTNERS' CAPITAL	145,611,711	167,319,421

TOTAL	$148,870,510	$189,939,232

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
June 30, 2009 (UNAUDITED)

Futures and Forward Currency Contracts	% of Partners' Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.17	) %	$(247,965)
Grains	(0.15)		(212,725)
Interest rates	0.07		96,427
Metals	0.10		151,584
Softs	0.02		31,752
Stock indices	0.04		54,752
Total long futures contracts	(0.09)		(126,175)

Short futures contracts:
Energies	0.15		220,449
Grains	0.43		625,412
Interest rates	(0.04)		(62,328)
Livestock	(0.04)		(57,120)
Metals	(0.68)		(984,025)
Softs	0.04		50,902
Stock indices	0.11		162,161
Total short futures contracts	(0.03)		(44,549)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.12)		(170,724)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.42		610,164
Total short forward currency contracts	(0.08)		(116,366)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	0.34		493,798

TOTAL	0.22%		$323,074

			(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2009 (UNAUDITED)

U.S. Treasury Notes
Face Amount	Description	% of Partners' Capital	Value

$41,440,000	U.S. Treasury notes, 3.625%, 07/15/2009	28.50%	$41,498,275
37,540,000	U.S. Treasury notes, 3.375%, 10/15/2009	26.01	37,880,206
18,000,000	U.S. Treasury notes, 1.750%, 03/31/2010	12.48	18,177,188
37,500,000	U.S. Treasury notes, 2.625%, 05/31/2010	26.26	38,232,422
	Total investments in U.S. Treasury notes
	(amortized cost $135,597,275)	93.25%	$135,788,091
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

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2008

U.S. Treasury Notes

Face Amount	Description	% of Partners' Capital	Value

$18,000,000	U.S. Treasury notes, 4.000%, 03/31/2009	10.87%	$18,194,063
44,890,000	U.S. Treasury notes, 3.875%, 05/15/2009	27.19	45,500,224
41,440,000	U.S. Treasury notes, 3.625%, 07/15/2009	25.21	42,184,625
64,540,000	U.S. Treasury notes, 3.375%, 10/15/2009	39.52	66,103,078
	Total investments in U.S. Treasury notes
	(amortized cost $170,610,464)	102.79%	$171,981,990

(Concluded)

See notes to financial statements

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2009	2008
INVESTMENT INCOME:
Interest income	$632,997	$1,282,365

EXPENSES:
Brokerage fees	836,662	938,006
Administrative expenses	95,347	104,011
Custody fees	8,382	7,561
Total expenses	940,391	1,049,578

NET INVESTMENT INCOME (LOSS)	(307,394)	232,787

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(21,854,744)	5,953,689
Foreign exchange translation	126,368	(45,330)
Net change in unrealized:
Futures and forward currency contracts	7,254,194	9,023,291
Foreign exchange translation	1,468	(42,730)
Net losses from U.S. Treasury notes:
Realized	-	-
Net change in unrealized	(464,494)	(785,938)
Total net realized and unrealized gains (losses)	(14,937,208)	14,102,982

NET INCOME (LOSS)	(15,244,602)	14,335,769
LESS PROFIT SHARE TO GENERAL PARTNER	-	1,751,971
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(15,244,602)	$12,583,798

(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2009	2008
INVESTMENT INCOME:
Interest income	$1,333,130	$2,870,673

EXPENSES:
Brokerage fees	1,769,345	1,857,224
Administrative expenses	200,177	206,815
Custody fees	18,441	13,505
Total expenses	1,987,963	2,077,544

NET INVESTMENT INCOME (LOSS)	(654,833)	793,129

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(16,365,264)	21,674,171
Foreign exchange translation	14,217	(192,282)
Net change in unrealized:
Futures and forward currency contracts	(456,751)	3,827,390
Foreign exchange translation	22,740	992
Net losses from U.S. Treasury notes:
Realized	87,250	-
Net change in unrealized	(1,180,710)	(334,916)
Total net realized and unrealized gains (losses)	(17,878,518)	24,975,355

NET INCOME (LOSS)	(18,533,351)	25,768,484
LESS PROFIT SHARE TO GENERAL PARTNER	4,906	3,138,100
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(18,538,257)	$22,630,384

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2009:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2009	$97,990,719	$65,378,126	$-	$3,950,576	$167,319,421
Contributions	3,733,022	748,077	-	-	4,481,099
Withdrawals	(6,986,419)	(669,039)	-	-	(7,655,458)
Net loss	(11,377,574)	(6,751,942)	(626)	(403,209)	(18,533,351)
General Partner's allocation:
New Profit-Accrued	(4,906)	-	4,906	-	-
PARTNERS' CAPITAL-
June 30, 2009	$83,354,842	$58,705,222	$4,280	$3,547,367	$145,611,711

For the six  months ended June 30, 2008:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2008	$88,400,217	$59,065,781	$-	$4,570,266	$152,036,264
Contributions	5,985,285	543,859	-	-	6,529,144
Withdrawals	(7,226,300)	(3,703,093)	-	(1,000,000)	(11,929,393)
Transfers	(378,101)	378,101			-
Net income	14,305,731	10,632,052	7,835	822,866	25,768,484
General Partner's allocation:
New Profit-Accrued	(2,860,218)	(277,882)	3,138,100	-	-
PARTNERS' CAPITAL-
June 30, 2008	$98,226,614	$66,638,818	$3,145,935	$4,393,132	$172,404,499

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2009	Limited Partners		Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.09	) %	0.97%

Total expenses (a)	3.76%		0.69%
Profit share allocation (b)	-%		-%
Total expenses and profit share allocation	3.76%		0.69%

Total return before profit share allocation (b)	(9.60	) %	(8.91	) %
Profit share allocation (b)	-%		-%
Total return after profit share allocation	(9.60	) %	(8.91	) %

For the three months ended June 30, 2008	Limited Partners		Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(0.72	) %	2.24%

Total expenses (a)	3.84%		0.83%
Profit share allocation (b)	1.68%		0.25%
Total expenses and profit share allocation	5.52%		1.08%

Total return before profit share allocation (b)	8.44%		9.24%
Profit share allocation (b)	(1.60	) %	(0.23	) %
Total return after profit share allocation	6.84%		9.01%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2009	Limited Partners		Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.11	) %	0.96%

Total expenses (a)	3.78%		0.70%
Profit share allocation (b)	-%		-%
Total expenses and profit share allocation	3.78%		0.70%

Total return before profit share allocation (b)	(11.69	) %	(10.32	) %
Profit share allocation (b)	-%		-%
Total return after profit share allocation	(11.69	) %	(10.32	) %

For the six months ended June 30, 2008	Limited Partners		Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(0.29	) %	2.64%

Total expenses (a)	3.80%		0.82%
Profit share allocation (b)	3.02%		0.43%
Total expenses and profit share allocation	6.82%		1.25%

Total return before profit share allocation (b)	16.03%		17.86%
Profit share allocation (b)	(3.20	) %	(0.47	) %
Total return after profit share allocation	12.83%		17.39%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2009 and December 31, 2008 and the results of its operations for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

Restricted cash of $2,883,000 was used as margin collateral related to forward currency contracts held at Morgan Stanley & Co., Inc.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $200,177 during the six months ended June 30, 2009, of which $93,418 relates to legal and accounting services provided to the Partnership by TMC.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at June 30, 2009.

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

The following table sets forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of June 30, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$135,788,091	$0	$135,788,091
Short-Term Money Market Fund	6,205,804	0	6,205,804
Exchange-Traded
Futures Contracts	(170,724)	0	(170,724)
Over-the-Counter
Forward Currency Contracts	0	493,798	493,798
Total assets at fair value	$141,823,171	$493,798	$142,316,969

Financial Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$171,981,990	$0	$171,981,990
Short-Term Money Market Fund	13,935,694	0	13,935,694
Exchange-Traded
Futures Contracts	1,493,841	0	1,493,841
Over-the-Counter
Forward Currency Contracts	0	(714,016)	(714,016)
Total financial assets at fair value	$187,411,525	$(714,016)	$186,697,509

Derivative Instruments

In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Partnership adopted the provisions of this statement on January 1, 2009. As a result of the adoption of this statement, the Partnership has expanded its disclosures regarding derivative instruments.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector:

Agricultural.  The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership had currency exposures to the Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chilean Peso, Colombian Peso, Czech Koruna, Euro, Hong Kong dollar, Indian Rupee, Israeli Shekel, Japanese Yen, Korean Won, Mexican Peso, New Zealand Dollar, Norwegian Krone, Polish Zloty, Russian Ruble, Singapore Dollar, South African Rand, Swedish Krone, Swiss Franc, Thai baht and the Turkish Lira.

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

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition in accordance with FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.”

	Fair Value - Long Positions		Fair Value - Short Positions		Net Unrealized Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$2,485	$(250,450)	$226,569	$(6,120)	$(27,516)
Grains	-	(212,725)	625,412	-	412,687
Interest rates	247,258	(150,831)	-	(62,328)	34,099
Livestock	-	-	71,580	(128,700)	(57,120)
Metals	261,207	(109,623)	19,126	(1,003,151)	(832,441)
Softs	31,752	-	55,005	(4,103)	82,654
Stock indices	64,936	(10,184)	194,360	(32,199)	216,913
Total futures contracts:	607,638	(733,813)	1,192,052	(1,236,601)	(170,724)

Forward currency contracts	1,107,954	(497,790)	112,132	(228,498)	493,798

Total futures and
forward currency contracts	$1,715,592	$(1,231,603)	$1,304,184	$(1,465,099)	$323,074

The effect of trading futures and forward currency contracts on the Statements of Operations for the three and six months ended June 30, 2009 is detailed below:

Sector	Three months ended: June 30, 2009	Six months ended: June 30, 2009
Futures contracts:
Currencies	$1,888	$2,563
Energies	(1,800,223)	(1,868,193)
Grains	(310,482)	(368,726)
Interest rates	(4,267,830)	(3,343,829)
Livestock	67,970	362,000
Metals	(2,280,646)	(3,978,051)
Softs	(474,696)	(721,304)
Stock indices	(3,622,524)	(3,318,875)
Total futures contracts	(12,686,543)	(13,234,415)

Forward currency contracts	(1,914,007)	(3,587,600)

Total futures and
forward currency contracts	$(14,600,550)	$(16,822,015)

Location of Trading Gain (Loss) recognized in the Statements of Operations:
a. Net realized gains (losses) on closed positions: Futures and forward currency contracts, or
b. Net change in unrealized: Futures and forward currency contracts

The following table presents notional value by sector of open futures and forward currency contracts at June 30, 2009, in U.S. Dollars:

	Notional Value

Sector	Long Positions	Short Positions
Futures contracts:
Sector
Energies	$10,147,891	$11,270,120
Grains	4,104,510	5,220,393
Interest Rates	82,894,886	5,391,535
Livestock	-	4,472,860
Metals	3,440,176	1,811,681
Softs	1,659,336	1,883,505
Stock Indices	5,236,409	9,932,383
Futures - Total	107,483,208	39,982,477
Forward currency contracts	44,422,575	29,032,549
Total Notional	$151,905,783	$69,015,026

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at June 30, 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

A significant portion of the Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”). The Partnership’s concentration of credit risk associated with DB nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held by DB. The amount of such credit risk was $1,486,891 at June 30, 2009.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events” which establishes principles and requirements for disclosure about events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The provisions of FAS 165 are effective for reporting periods ending after June 15, 2009.  The Partnership adopted the provisions of this statement upon its issuance.  Based on a review of any events occurring after the balance sheet date that may effect estimates made in the financial statements especially with regard to litigation or realization of receivables, the General Partner has determined that FAS 165 did not have an impact on the Partnership. The Partnership has updated its subsequent events disclosure through August 14, 2009, the filing date of this Form 10-Q Report.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  The Partnership has elected to adopt FSP 157-4 in the second quarter of 2009. The adoption of FSP 157-4 had no material impact on the Partnership's financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principals Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP No. 107-1” and “APB No. 28-1”). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  The Partnership has elected to adopt FSP 107-1 and APB No 28-1 in the second quarter of 2009. The adoption of FSP 107-1 and APB No 28-1 had no material impact on the Partnership's financial statements.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2009 and 2008. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	June 30, 2009	June 30, 2008

Profit share earned	$0	$69,174
Reversal of profit share (1)	0	(1,365,865)
Profit share accrued (2)	0	3,048,662
Total profit share	$0	$1,751,671

	Six months ended:
	June 30, 2009	June 30, 2008

Profit share earned	$4,906	$89,437
Profit share accrued (2)	0	3,048,663
Total profit share	$4,906	$3,138,100

(1) At April 1
(2) At June 30

RESULTS OF OPERATIONS

During its operations for the three months ending June 30, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                        ———————————
                        Periods ended June 30, 2009
                        ———————————

Total
Partners'
Month Ending:	Capital
June 30, 2009	$145,611,711
March 31, 2009	162,146,499
December 31, 2008	167,319,421

	Three months	Six Months
Change in Partners' Capital	$(16,534,788)	$(21,707,710)
Percent Change	(10.20)%	(12.97)%

THREE MONTHS ENDED JUNE 30, 2009

The decrease in the Partnership’s net assets of $16,534,788 was attributable to a net loss of $15,244,602 and withdrawals of $3,582,499, which was partially offset by contributions of $2,292,313.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2009 decreased $101,344 relative to the corresponding period in 2008. The decrease was due primarily to a decrease in the average net assets of the special limited partners and limited partners during the three months ended June 30, 2009 relative to the corresponding period in 2008.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets.  Administrative expenses for the three months ended June 30, 2009 decreased $8,664 relative to the corresponding period in 2008. The decrease was due mainly to a decrease in the Partnership's average net assets during the three months ended June 30, 2009, relative to the corresponding period in 2008.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian.  Interest income for the three months ended June 30, 2009 decreased $649,368 relative to the corresponding period in 2008. This decrease was due mainly to a decrease in short-term Treasury yields during the three months ended June 30, 2009, relative to the corresponding period in 2008.

During the three months ended June 30, 2009, the Partnership experienced net realized and unrealized losses of $14,937,208 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $836,662, administrative expenses of $95,347 and custody fees of $8,382 were incurred. Interest income of $632,997 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $15,244,602. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	-1.12%
Energies	-1.14%
Grains	-0.18%
Interest Rates	-2.65%
Livestock	0.04%
Metals	-1.40%
Softs	-0.29%
Stock Indices	-2.18%
Trading Gain/(Loss)	-8.92%

SIX MONTHS ENDED JUNE 30, 2009

The decrease in the Partnership’s net assets of $21,707,710 was attributable to a net loss (before profit share) of $18,533,351 and withdrawals of $7,655,458, which was partially offset by contributions of $4,481,099.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2009 decreased $87,879 relative to the corresponding period in 2008. The decrease was due primarily to a decrease in the average net assets of the special limited partners and limited partners during the six months ended June 30, 2009 relative to the corresponding period in 2008.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets.  Administrative expenses for the six months ended June 30, 2009 decreased $6,638 relative to the corresponding period in 2008. The decrease was due mainly to a decrease in the Partnership's average net assets during the six months ended June 30, 2009, relative to the corresponding period in 2008.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian.  Interest income for the six months ended June 30, 2009 decreased $1,537,543 relative to the corresponding period in 2008. This decrease was due mainly to a decrease in short-term Treasury yields during the six months ended June 30, 2009, relative to the corresponding period in 2008.

During the six months ended June 30, 2009, the Partnership experienced net realized and unrealized losses of $17,878,518 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,769,345, administrative expenses of $200,177, custody fees of $18,441 and an earned profit share of $4,906. Interest income of $1,333,130 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $18,538,257. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	-2.07%
Energies	-1.19%
Grains	-0.20%
Interest Rates	-2.16%
Livestock	0.22%
Metals	-2.37%
Softs	-0.43%
Stock Indices	-2.00%
Trading Gain/(Loss)	-10.20%

MANAGEMENT DISCUSSION – 2009

Three months ended June 30, 2009.

For the three months ended June 30, 2009, the Parntership’s Limited Partners and Special Limited Partners had returns, net of all fees, of (9.60)% and (8.91)%, respectively.  The trend reversals which had commenced abruptly in mid-March continued in April and May, and were followed in June by volatile non-directional range trading. Consequently losses were sustained in each of the major sectors of the portfolio; interest rates, stock indices, currencies, energy, metals and agricultural commodities.

During April and May, market participants took heart from evidence that the worldwide recession was easing, banking systems were stabilizing, and credit markets were thawing.  As stock markets rallied, losses were generated on existing short positions which were gradually reduced and reversed to long positions by early June.  This stock market action, improving sentiment about the global economy and a willingness of investors to take on more risk weakened the dollar which had been playing a safe haven role during the financial crisis.  Thus, long dollar positions produced losses and were reversed to short dollar positions by the end of May.  The weaker dollar supported commodity prices, as did fears of inflation, improved capital goods orders and signs of improving Chinese demand.  Consequently, losses were registered as short energy, metals, and agricultural positions were being reduced and, in many cases, reversed. The weaker dollar and higher commodity prices combined with the Treasury’s increased borrowing needs and the Fed’s quantitative easing to send interest rates on intermediate and long term government debt markedly higher, even as short rates remained near zero.  Losses were incurred from long note and bond futures; positions which were reduced significantly.

In June, there were no clear pricing trends exhibited in global markets.  The mid-March through May equity and commodity rallies, and dollar falloff began to lose momentum amidst sentiment that prices had gone too far too fast. Moreover, rumors that the Fed might raise rates before the end of the year—which were later deemed premature—sent short term interest rates sharply higher early in the month, producing losses on long positions.

Three months ended March 31, 2009.

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

                        ———————————
                        Periods ended June 30, 2008
                        ———————————

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

MANAGEMENT DISCUSSION – 2008

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

ITEM 4T. CONTROLS AND PROCEDURES

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are resonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings - None
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month. April 1, 2009, the Partnership sold Interests to existing and new limited partners in the amount of $2,275,800. On April 1, 2009, May 1, 2009 and June 1, 2009 the Partnership sold Interests to an existing special limited partner in the amount of $11,086, $3,765 and $1,662, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c)  Pursuant to the Partnership's Declaration of Partnership and  Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended June 30, 2009:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2009	$(1,012,523)	$(70,000)	$(1,082,523)
May 31, 2009	(200,989)	-	(200,989)
June 30, 2009	(2,278,987)	(20,000)	(2,298,987)
Total	$(3,492,499)	$(90,000)	$(3,582,499)

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

Date: August 14, 2009
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)