Form 10-Q
period 2009-09-30
NESTOR PARTNERS
filed 2009-11-13
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2009
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

Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐       No ☒

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2009 and 2008 (unaudited)

(a) At September 30, 2009 (unaudited) and December 31, 2008
(b) For the three and nine months ended September 30, 2009 and 2008 (unaudited)
(c) For the nine months ended September 30, 2009 and 2008 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30
	2009	December 31
	(UNAUDITED)	2008
ASSETS
Equity in trading accounts:
Investments in U.S. Treasury notes at market value (amortized cost $16,562,853 and $10,919,463)	$16,574,855	$11,026,888
Net unrealized appreciation on open futures and forward currency contracts	5,718,068	1,502,774
Due from brokers	2,042,079	501,514
Restricted cash	4,479,000	-
Cash denominated in foreign currencies (cost $762,351 and $117,799)	864,395	123,751
Total equity in trading accounts	29,678,397	13,154,927

INVESTMENTS IN U.S. TREASURY NOTES at market value (amortized cost $113,228,940 and $159,691,001)	113,358,642	160,955,102
CASH AND CASH EQUIVALENTS	5,846,310	14,235,694
ACCRUED INTEREST RECEIVABLE	1,205,320	1,593,509
TOTAL	$150,088,669	$189,939,232

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$-	$537,222
Unrealized depreciation on open futures contracts	-	722,949
Accrued brokerage fees	268,792	340,177
Due to brokers	35,801	782,717
Cash denominated in foreign currencies (cost $-100,140 and $-437,052)	96,713	426,586
Accrued expenses	525,251	302,592
Capital withdrawals payable	455,040	19,505,497
Due to General Partner	57	2,071
Total liabilities	1,381,654	22,619,811

PARTNERS' CAPITAL	148,707,015	167,319,421

TOTAL	$150,088,669	$189,939,232

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
September 30, 2009 (UNAUDITED)

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.09%	$129,988
Grains	(0.06)	(84,598)
Interest rates
2 Year U.S. Treasury Note (382 contracts, expiration date Dec. 31, 2009)	0.08	114,343
5 Year U.S. Treasury Note (157 contracts, expiration date Dec. 31, 2009)	0.02	37,265
10 Year U.S. Treasury Note (102 contracts, expiration date Dec. 31, 2009)	0.03	39,140
30 Year U.S. Treasury Bond (65 contracts, expiration date Dec. 31, 2009)	0.01	10,310
Other	0.47	702,550
Total interest rates	0.61	903,608

Metals	0.19	273,620
Softs	0.14	208,074
Stock indices	0.33	495,700
Total long futures contracts	1.30	1,926,392

Short futures contracts:
Energies	(0.20)	(295,413)
Grains	0.29	428,844
Interest rates	0.01	22,182
Livestock	(0.00)	(7,360)
Metals	(0.10)	(148,279)
Softs	(0.03)	(37,606)
Total short futures contracts	(0.03)	(37,632)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.27	1,888,760

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	2.12	3,138,800
Total short forward currency contracts	0.46	690,508
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	2.58	3,829,308

TOTAL	3.85%	$5,718,068

(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2009 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	% of Partners' Capital	Value

$37,540,000	U.S. Treasury notes, 3.375%, 10/15/2009	25.28%	$37,586,925
18,000,000	U.S. Treasury notes, 1.750%, 03/31/2010	12.20	18,137,812
37,500,000	U.S. Treasury notes, 2.625%, 05/31/2010	25.61	38,085,938
35,140,000	U.S. Treasury notes, 3.875%, 07/15/2010	24.29	36,122,822
	Total investments in U.S. Treasury notes (amortized cost $129,791,793)	87.38%	$129,933,497

See notes to financial statements	(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2008

Futures and Forward Currency Contracts	% of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.03%	$42,915
Grains	0.06	104,350
Interest rates	1.03	1,717,510
Metals	(0.13)	(218,641)
Softs	0.00	7,101
Total long futures contracts	0.99	1,653,235

Short futures contracts:
Energies	0.22	360,617
Grains	(0.33)	(559,689)
Interest rates	(0.11)	(177,109)
Livestock	0.06	97,260
Metals	0.21	351,967
Softs	(0.07)	(119,636)
Stock indices	(0.07)	(112,804)
Total short futures contracts	(0.09)	(159,394)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.90	1,493,841

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.16	271,304
Total short forward currency contracts	(0.59)	(985,320)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.43)	(714,016)

TOTAL	0.47%	$779,825

(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2008

U.S. Treasury Notes

Face Amount	Description	% of Partners' Capital	Value

$18,000,000	U.S. Treasury notes, 4.000%, 03/31/2009	10.87%	$18,194,063
44,890,000	U.S. Treasury notes, 3.875%, 05/15/2009	27.19	45,500,224
41,440,000	U.S. Treasury notes, 3.625%, 07/15/2009	25.21	42,184,625
64,540,000	U.S. Treasury notes, 3.375%, 10/15/2009	39.52	66,103,078
	Total investments in U.S. Treasury notes (amortized cost $170,610,464)	102.79%	$171,981,990

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2009	2008
INVESTMENT INCOME:
Interest income	$286,210	$1,059,029

EXPENSES:
Brokerage fees	802,877	921,090
Administrative expenses	91,360	100,634
Custody fees	7,822	7,959
Total expenses	902,059	1,029,683

NET INVESTMENT INCOME (LOSS)	(615,849)	29,346

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,276,444	(4,430,520)
Foreign exchange translation	-	1,788
Net change in unrealized:
Futures and forward currency contracts	5,394,994	(3,797,456)
Foreign exchange translation	66,313	(42,972)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(49,112)	15,245
Total net realized and unrealized gains (losses)	6,688,639	(8,253,915)

NET INCOME (LOSS)	6,072,790	(8,224,569)
LESS PROFIT SHARE TO GENERAL PARTNER	59	(1,175,445)
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$6,072,731	$(7,049,124)

(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2009	2008
INVESTMENT INCOME:
Interest income	$1,619,340	$3,929,702

EXPENSES:
Brokerage fees	2,572,222	2,778,314
Administrative expenses	291,537	307,449
Custody fees	26,263	21,464
Total expenses	2,890,022	3,107,227

NET INVESTMENT INCOME (LOSS)	(1,270,682)	822,475

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(15,088,820)	17,243,651
Foreign exchange translation	14,217	(190,494)
Net change in unrealized:
Futures and forward currency contracts	4,938,243	29,934
Foreign exchange translation	89,053	(41,980)
Net losses from U.S. Treasury notes:
Realized	87,250	-
Net change in unrealized	(1,229,822)	(319,671)
Total net realized and unrealized gains (losses)	(11,189,879)	16,721,440

NET INCOME (LOSS)	(12,460,561)	17,543,915
LESS PROFIT SHARE TO GENERAL PARTNER	4,965	1,962,655
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(12,465,526)	$15,581,260

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2009:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2009	$97,990,719	$65,378,126	$-	$3,950,576	$167,319,421
Contributions	3,738,022	802,546	-	-	4,540,568
Withdrawals	(9,990,964)	(701,449)	-	-	(10,692,413)
Transfers					-
Net loss	(8,238,413)	(3,987,838)	(422)	(233,888)	(12,460,561)
General Partner's allocation:
New Profit-Accrued	(4,965)	-	4,965	-	-
Transfer of New Profit Memo
Account to General Partner	-	-	-	-	-
PARTNERS' CAPITAL-
September 30, 2009	$83,494,399	$61,491,385	$4,543	$3,716,688	$148,707,015

For the nine months ended September 30, 2008:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2008	$88,400,217	$59,065,781	$-	$4,570,266	$152,036,264
Contributions	6,469,565	603,998	-	-	7,073,563
Withdrawals	(8,344,038)	(3,723,093)	-	(1,000,000)	(13,067,131)
Transfers	(378,101)	378,101			-
Net income	9,244,915	7,662,900	1,335	634,765	17,543,915
General Partner's allocation:
New Profit-Accrued	(1,839,364)	(123,291)	1,962,655	-	-
PARTNERS' CAPITAL-
September 30, 2008	$93,553,194	$63,864,396	$1,963,990	$4,205,031	$163,586,611

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2009	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(3.02)%	0.05%

Total expenses (a)	3.81%	0.73%
Profit share allocation (b)	-%	-%
Total expenses and profit share allocation	3.81%	0.73%

Total return before profit share allocation (b)	3.90%	4.70%
Profit share allocation (b)	-%	-%
Total return after profit share allocation	3.90%	4.70%

For the three months ended September 30, 2008	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(1.18)%	1.78%

Total expenses (a)	3.82%	0.82%
Profit share allocation (b)	(1.09)%	(0.24)%
Total expenses and profit share allocation	2.73%	0.58%

Total return before profit share allocation (b)	(5.06)%	(4.36)%
Profit share allocation (b)	0.89%	0.21%
Total return after profit share allocation	(4.17)%	(4.15)%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2009	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.39)%	0.67%

Total expenses (a)	3.79%	0.71%
Profit share allocation (b)	0.01%	-%
Total expenses and profit share allocation	3.80%	0.71%

Total return before profit share allocation (b)	(8.25)%	(6.11)%
Profit share allocation (b)	0.01%	-%
Total return after profit share allocation	(8.24)%	(6.11)%

For the nine months ended September 30, 2008	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(0.58)%	2.36%

Total expenses (a)	3.81%	0.82%
Profit share allocation (b)	1.95%	0.19%
Total expenses and profit share allocation	5.76%	1.01%

Total return before profit share allocation (b)	10.15%	12.71%
Profit share allocation (b)	(2.02)%	(0.19)%
Total return after profit share allocation	8.13%	12.52%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2009 and December 31, 2008 and the results of its operations for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The December 31, 2008 information has been derived from the audited financial statements as of December 31, 2008.

Restricted cash of $4,479,000 was used as margin collateral related to forward currency contracts held at Morgan Stanley & Co., Inc.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $291,537 during the nine months ended September 30, 2009, of which $128,942 relates to legal and accounting services provided to the Partnership by TMC.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at September 30, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Partnership enters into contracts that contain a variety of indemnification provisions.  The Partnership’s maximum exposure under these arrangements is unknown.  The Partnership does not anticipate recognizing any loss related to these arrangements.

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“Codification”). The Codification is effective for interim and annual periods ending after September 15, 2009 and is the source, along with guidance issued by the Securities and Exchange Commission, of authoritative U.S. accounting and reporting standards for nongovernmental entities. The Codification is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles by providing the authoritative literature in a topically organized structure. All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification does not change current U.S. GAAP.  In the quarter ended September 30, 2009, references to authoritative U.S. GAAP literature in the Partnership’s financial statements and the notes thereto in this Quarterly Report on Form 10-Q have been updated to reflect new Codification references.

The Income Taxes topic of the Codification (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48")), clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Based on a review of the Partnership’s open tax years, 2005 to 2008, for the U.S. Federal jurisdiction, the New York and New Jersey State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Partnership.  The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners are responsible for the payment of taxes.

The Fair Value Measurements and Disclosures topic of the Codification (formerly SFAS No. 157, Fair Value Measurements), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

The following table sets forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of September 30, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$129,933,497	$0	$129,933,497
Short-Term Money Market Fund	5,546,310	0	5,546,310
Exchange-Traded
Futures Contracts	1,888,760	0	1,888,760
Over-the-Counter
Forward Currency Contracts	0	3,829,308	3,829,308
Total assets at fair value	$137,368,567	$3,829,308	$141,197,875

Financial Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Total
U.S. Treasury Notes	$171,981,990	$0	$171,981,990
Short-Term Money Market Fund	13,935,694	0	13,935,694
Exchange-Traded
Futures Contracts	1,493,841	0	1,493,841
Over-the-Counter
Forward Currency Contracts	0	(714,016)	(714,016)
Total financial assets at fair value	$187,411,525	$(714,016)	$186,697,509

Derivative Instruments

The Derivatives and Hedging topic of the Codification (formerly FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" which amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Partnership adopted the these changes on January 1, 2009.  As a result the Partnership has expanded its disclosures regarding derivative instruments.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2009, by market sector:

Agricultural.  The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies.  Exchange rate risk is a principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar. At September 30, 2009, the Partnership had currency exposures to the Australian dollar, Brazilian real, British pound, Canadian dollar, Chilean peso, Colombian peso, Czech koruna, Euro, Hong Kong dollar, Hungarian forint, Indian rupee, Israeli shekel, Japanese yen, Korean won, Mexican peso, New Zealand dollar, Norwegian krone, Polish zloty, Russian ruble, Singapore dollar, South African rand, Swedish krone, Swiss franc, Taiwan dollar, Thai baht and the Turkish lira.

Energies.  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the United States and the Eurozone.  However, the Partnership also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that interest rates in the industrialized countries, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Metals. The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices.  The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a liability position are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of the Derivatives and Hedging guidance. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading gains and losses in the Statements of Operations.

The following table presents the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$185,114	$(55,126)	$48,077	$(343,490)	$(165,425)
Grains	-	(84,598)	534,838	(105,994)	344,246
Interest rates	935,879	(32,271)	25,287	(3,105)	925,790
Livestock	-	-	-	(7,360)	(7,360)
Metals	383,492	(109,872)	-	(148,279)	125,341
Softs	208,074	-	-	(37,606)	170,468
Stock indices	761,807	(266,107)	-	-	495,700
Total futures contracts:	2,474,366	(547,974)	608,202	(645,834)	1,888,760

Forward currency contracts	3,419,635	(280,835)	1,312,195	(621,687)	3,829,308

Total futures and
forward currency contracts	$5,894,001	$(828,809)	$1,920,397	$(1,267,521)	$5,718,068

The effect of trading futures and forward currency contracts on the Statements of Operations for the three and nine months ended September 30, 2009 is detailed below:

	Three months ended:	Nine months ended:
Sector	September 30, 2009	September 30, 2009
Futures contracts:
Currencies	$-	$2,563
Energies	(926,213)	(2,794,406)
Grains	303,112	(65,614)
Interest rates	1,802,057	(1,541,772)
Livestock	107,200	469,200
Metals	366,704	(3,611,347)
Softs	467,645	(253,659)
Stock indices	2,220,983	(1,097,892)
Total futures contracts	4,341,488	(8,892,927)

Forward currency contracts	2,329,950	(1,257,650)

Total futures and
forward currency contracts	$6,671,438	$(10,150,577)

Location of Trading Gain (Loss) recognized in the Statements of Operations:
a. Net realized gains (losses) on closed positions: Futures and forward currency contracts, or
b. Net change in unrealized: Futures and forward currency contracts

The following table presents notional value by sector of open futures and forward currency contracts at September 30, 2009, in U.S. Dollars:

	Long	Short
Sector	Positions	Positions
Energies	$13,781,232	$16,318,478
Grains	2,143,350	9,114,720
Interest rates	216,383,888	6,970,653
Livestock	-	4,271,970
Metals	11,685,023	-
Softs	4,002,078	970,235
Stock indices	71,201,185	-
Futures - Total	319,196,756	37,646,056
Forward currency contracts	141,498,594	29,833,189
Total notional	$460,695,350	$67,479,245

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at September 30, 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”) The Partnership’s concentration of credit risk associated with DB and MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS.  The amount of such credit risk was $12,172,025 at September 30, 2009.

Recently Issued Accounting Pronouncements

The Subsequent Events topic of the Codification (formerly FAS 165, “Subsequent Events”) establishes principles and requirements for disclosure about events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Partnership adopted these measures during the second quarter of 2009.  Based on a review of any events occurring after the balance sheet date that may effect estimates made in the financial statements especially with regard to litigation or realization of receivables, the General Partner has determined that the guidance did not have an impact on the Partnership.  The Partnership has updated its subsequent events disclosure through November 13, 2009, the filing date of this Form 10-Q Report.

The Fair Value Measurements and Disclosures topic of the Codification (formerly FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”)).  This provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  FASB further requires fair value disclosures of financial instruments on a quarterly basis as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  The Partnership adopted the guidance in the second quarter of 2009; the adoption had no material impact on the Partnership’s financial statements.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2009 and 2008. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	September 30, 2009	September 30, 2008

Profit share earned	$0	$60,232
Reversal of profit share (1)	0	(30,48,663)
Profit share accrued (2)	59	1,812,986
Total profit share	$59	$(1,175,445)

	Nine months ended:
	September 30, 2009	September 30, 2008

Profit share earned	$4,906	$149,669
Profit share accrued (2)	59	1,812,986
Total profit share	$4,965	$1,962,655

(1) At July 1
(2) At September 30

RESULTS OF OPERATIONS

During its operations for the three months ending September 30, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2009

Total
Partners'
Month Ending:	Capital
September 30, 2009	$148,707,015
June 30, 2009	145,611,711
December 31, 2008	167,319,421

	Three months	Nine Months
Change in Partners' Capital	$3,095,304	$(18,612,406)
Percent Change	2.13%	(11.12)%

THREE MONTHS ENDED SEPTEMBER 30, 2009

The increase in the Partnership’s net assets of $3,095,304 was attributable to a net gain (before profit share) of $6,072,790 and contributions of $59,469, which was partially offset by withdrawals of $3,036,955.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2009 decreased $118,213 relative to the corresponding period in 2008. The decrease was due primarily to a decrease in the average net assets of the special limited partners and limited partners during the three months ended September 30, 2009 relative to the corresponding period in 2008.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  Administrative expenses for the three months ended September 30, 2009 decreased $9,274 relative to the corresponding period in 2008. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended September 30, 2009, relative to the corresponding period in 2008.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian.  Interest income for the three months ended September 30, 2009 decreased $772,819 relative to the corresponding period in 2008. This decrease was due partially to a decrease in the Partnership’s average net assets but mainly to a decrease in short-term Treasury yields during the three months ended September 30, 2009, relative to the corresponding period in 2008.

During the three months ended September 30, 2009, the Partnership experienced net realized and unrealized gains of $6,688,639 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $802,877, administrative expenses of $91,360 and custody fees of $7,822 and an accrued profit share allocation to the General Partner of $59 were incurred. Interest income of $286,210 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $6,072,731. An analysis of the trading income (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	1.53%
Energies	-0.64%
Grains	0.20%
Interest Rates	1.23%
Livestock	0.07%
Metals	0.25%
Softs	0.33%
Stock Indices	1.49%
Trading Gain/(Loss)	4.46%

NINE MONTHS ENDED SEPTEMBER 30, 2009

The decrease in the Partnership’s net assets of $18,612,406 was attributable to a net loss (before profit share) of $12,460,561 and withdrawals of $10,692,413, which was partially offset by contributions of $4,540,568.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2009 decreased $206,092 relative to the corresponding period in 2008. The decrease was due primarily to a decrease in the average net assets of the special limited partners and limited partners during the nine months ended September 30, 2009 relative to the corresponding period in 2008.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  Administrative expenses for the nine months ended September 30, 2009 decreased $15,912 relative to the corresponding period in 2008. The decrease was due mainly to a decrease in the Partnership’s average net assets during the nine months ended September 30, 2009, relative to the corresponding period in 2008.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian.  Interest income for the nine months ended September 30, 2009 decreased $2,310,362 relative to the corresponding period in 2008. This decrease was due partially to a decrease in the Partnership’s average net assets but mainly to a decrease in short-term Treasury yields during the nine months ended September 30, 2009, relative to the corresponding period in 2008.

During the nine months ended September 30, 2009, the Partnership experienced net realized and unrealized losses of $11,189,879 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,572,222, administrative expenses of $291,537, custody fees of $26,263 and a profit share of $4,965. Interest income of $1,619,340 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $12,465,526. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain/ (Loss)
Currencies	-0.78%
Energies	-1.89%
Grains	0.00%
Interest Rates	-1.03%
Livestock	0.30%
Metals	-2.23%
Softs	-0.11%
Stock Indices	-0.60%
Trading Gain/(Loss)	-6.34%

MANAGEMENT DISCUSSION – 2009

Three months ended September 30, 2009

For the three months ended September 30, 2009, the Partnership’s Limited Partners and Special Limited Partners had returns, net of fees, of 3.90% and 4.70%, respectively.  The financial markets led the way to profitable results in the third quarter, while commodities had a limited positive impact.  Currencies were the most profitable sector, while long stock index and interest rate futures positions continued to contribute to positive performance.

The U.S. dollar has been on a losing streak since stocks started rallying in March and the global appetite for risk started increasing.  The U.S. dollar has become a low yielder and its weakness is partially attributable to resurgence of the carry trade where U.S. dollars are sold and higher yielding currencies are bought.  The downtrend is also supported by movement toward commodity-based currencies as confidence in the world economy improves.  Short U.S. dollar positions versus the Australian and New Zealand dollars, Brazilian real, Colombian peso, South African rand, Korean won and Singapore dollar were profitable.  In non-U.S. dollar crosses, the same factors generated profits on long Australian dollar positions versus the Canadian dollar, euro and British pound, and long New Zealand dollar positions versus the Canadian dollar, euro and Swiss franc.

The stock market rally of 2009 continued in the third quarter (except in Japan where the strong yen pinched exporters), and profits were generated on long positions in European, Asian and U.S. stock index futures.

Notwithstanding perceptions that the global economy has turned the corner, interest rates on government debt continued steady, and long positions in German, U.S., British and Japanese interest rate futures – particularly on the short end of the duration spectrum – were profitable.

After rising and falling in tandem earlier in the year, stocks and commodities have begun to diverge, with commodity prices beginning to reflect specific factors relevant to each market.  Overall, the commodity sector of the portfolio was fractionally positive.  Energy trading was negative as the long downtrend in natural gas and uptrend in gasoline reversed and moderate losses were sustained on short natural gas and long gasoline positions. Trading of crude oil also was not profitable.  Metals were slightly positive with gains on long positions in gold, silver (related to a weaker dollar), lead and copper outweighing a loss on  aluminum trading.  Agricultural commodities were fractionally positive.  Short positions in various wheat contracts and long positions in sugar, and cocoa were profitable.  Long positions in soybeans and soybean meal, and a short position in coffee were unprofitable.

Three months ended June 30, 2009

For the three months ended June 30, 2009, the Partnership’s Limited Partners and Special Limited Partners had returns, net of all fees, of (9.60)% and (8.91)%, respectively.  The trend reversals which had commenced abruptly in mid-March continued in April and May, and were followed in June by volatile non-directional range trading. Consequently losses were sustained in each of the major sectors of the portfolio; interest rates, stock indices, currencies, energy, metals and agricultural commodities.

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

 Three months ended March 31, 2009

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

Off-Balance Sheet Arrangements

The partnership does not engage in off-balance sheet arrangements.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within one year of the trade date and substantially all such contracts are held by the Partnership for less than one year before being offset or rolled over into new contracts with similar maturities.  The Financial Statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures, forward and other contracts at September 30, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings - None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month.  On August 1, 2009, the Partnership sold Interests to existing limited partners in the amount of $5,000.  On July 1, 2009 and September 1, 2009 the Partnership sold Interests to an existing special limited partner in the amount of $44,653, and $9,816, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

(c)  Pursuant to the Partnership's Declaration of Partnership and  Partnership Agreement, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended September 30, 2009:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2009	$(496,888)	$(1,366)	$(498,254)
August 31, 2009	(2,083,604)	-	(2,083,604)
September 30, 2009	(424,053)	(31,044)	(455,097)
Total	$(3,004,545)	$(32,410)	$(3,036,955)

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

Date: November 13, 2009
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)