Form 10-K
period 2009-12-31
NESTOR PARTNERS
filed 2010-03-31
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended:  December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2009, 2008 and 2007 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2009, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and is a member of the National Futures Association (“NFA”).  The Millburn Corporation, an affiliate of the General Partner, performs certain accounting, administrative and operating functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2009, the aggregate Net Asset Value of the Partnership was $147,253,288.  The value at December 31, 2009 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $51,766.76, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1977 to December 31, 2009.

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

(c)   Narrative description of business

The Partnership engages in the speculative trading of futures, forward and swap contracts, and options thereon.  The Partnership’s sole trading adviser is the General Partner.  The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The objective of the General Partner’s trading method is to participate in all major sustained price moves in the markets traded. The General Partner’s approach is medium-term to long-term in nature. The General Partner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.

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

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and allocate risk across a wide array of markets, so as to contain overall portfolio risk within the targeted range, while allowing exposure to profitable trend opportunities.  Over the last 30 years, the General Partner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or a combination thereof.

Of course, systems can be materially different – better in some periods and worse in others.  The main distinguishing features are the time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility).  No single approach will work all the time.  Therefore, the General Partner’s objective is to have several approaches operating at all times.  Since the early 1980’s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints.  The markets traded and allocations are reviewed monthly, although changes may occur more or less frequently.  The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, professional judgment, desired diversification and transaction costs.  Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the portfolio.  The current allocation to any market in the portfolio does not exceed 2.5%.

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

J.P. Morgan Futures Inc. (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) and Newedge USA, LLC (“Newedge”) act as the futures brokers for the Partnership.  The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Inc. and Deutsche Bank AG, and clears all such trades with Morgan Stanley & Co. Inc. and Deutsche Bank AG, serving as prime brokers.  The Partnership pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

At the end of each fiscal year the Partnership’s taxable capital gain or loss (including gains and losses on open positions in certain futures and forward contracts which are “marked-to-market” at the end of the Partnership’s fiscal year) and ordinary income and expense are allocated among the partners for tax purposes, and each partner who is a United States (“U.S.”) citizen or resident is required to include on his personal income tax return his distributive share of such items.  Items of operating income such as interest and items of operating expense such as legal, accounting and filing fees that accrued during each month will be allocated among the persons who were partners during each month in the ratio that each partner’s capital account bears to all partners’ capital accounts.

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

Net capital loss is allocated first to each partner who has redeemed all or a portion of his Interests during the year to the extent that the amount the partner’s Tax Basis for the Interests redeemed exceeds the amount received on redemption.  Remaining net taxable capital loss is allocated among the partners whose capital accounts have decreased from their Tax Basis.  The allocation to each partner is in the ratio that his decrease bears to all partners’ decreases.  Net capital loss remaining is allocated to each partner in the ratio that his capital account value bears to the total capital account value of all partners.

The Partnership’s cash and short-term U.S. Treasury instruments are used by the Partnership to engage in its trading activities and as reserves to support that trading.  The Partnership’s assets deposited with the Partnership’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or short-term U.S. Treasury instruments.  Partnership assets not deposited as margin are maintained in custody, bank or brokerage accounts and are held primarily in short-term U.S. Treasury instruments or a U.S. government securities and related instruments money market fund.

The Partnership does not engage in lending (other than through permitted securities investments).  The General Partner does not anticipate making any distributions of Partnership profits, if any.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as J.P. Morgan, Deutsche Bank, Merrill Lynch and Newedge to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.   Currency forward contracts are not subject to regulation by any U.S. Government agency.

(i)   through (xii) - not applicable.

(xiii)   the Partnership has no employees.

(d)   Financial information about geographic areas

The Partnership does not engage in material operations in foreign countries (although it does trade from the U.S. in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

Item 1A.	Risk Factors

Not required.

Item 1B.	Unresolved Staff Comments

Not required.

Item 2.	Properties

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

Item 4.	(Removed and reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information.

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed upon  15 business days’ written notice to the General Partner at their Net Asset Value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2009, there were 400 holders of Interests.

(c)   Dividends.

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Interests are sold on a monthly basis through the General Partner and certain broker/dealers, the selling agents, retained by the General Partner to act as its agents.  The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner.  Between October 1, 2009 and December 31, 2009, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing limited partners making additional investments.

Month	Number of Interests Sold to Limited Partners	Dollar Amount of such Interests Sold	Number of Interests Sold to Special Limited Partners	Dollar Amount of such Interests Sold

October 1, 2009	0	$0	0	$0
November 1, 2009	0	$0	1	$13,140
December 1, 2009	0	$0	0	$0

Total	0	$0	1	$13,140

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

(f)   Purchases of Equity Securities by the Issuer.

Pursuant to the Limited Partnership Agreement, limited partners may withdraw capital from their capital accounts in the Partnership as of the end of each calendar month.  The withdrawal of capital by limited partners has no impact on the value of the capital accounts of other limited partners.

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2009:

Month	Limited Partners Amount withdrawn	Special Limited Partners Amount withdrawn

October 31, 2009	$615,153	$0
November 30, 2009	$397,250	$19,201
December 31, 2009	$310,467	$20,000

Total	$1,322,870	$39,201

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

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

The Partnership trades futures contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices and forward contracts on currencies.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s Net Assets at exchange minimum margins (including imputed margins on forward and swap positions), although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Partnership.

Due to the nature of the Partnership’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations, while the Partnership maintains its market exposure through open futures and forward contract positions.

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

The Partnership’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Critical Accounting Estimates

The Partnership records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which Net Assets are being determined.  Open swap contracts are recorded at fair value based on the closing settlement price for equivalent or similar futures positions that are traded on an exchange on the day with respect to which Net Assets are being determined.  Open forward currency contracts are recorded at fair value, based on pricing models  that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments.  The Spot Prices and Forward Points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which Net Assets are being determined.  The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

2009

During 2009, the Partnership achieved a net realized and unrealized loss of $10,462,631 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $3,393,459, administrative expenses of $383,895 and custody fees of $33,357 were paid or accrued.  The Partnership paid a profit share to the General Partner of $4,964.  Interest income of $1,712,546 offset the Partnership’s expenses resulting in a net loss of $12,565,760 after profit share to the General Partner.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(0.66)%
Energies	(2.31)%
Grains	(0.75)%
Interest Rates	(2.16)%
Livestock	0.21%
Metals	(1.08)%
Softs	0.04%
Stock Indices	1.17%

Total	(5.54)%

The Partnership produced a loss during 2009.  Losses from trading energy, interest rate, metal, and grain futures and dollar currency forwards outweighed gains from trading stock index and livestock futures and non-dollar currency crosses.

From January into early March, in the wake of the subprime crisis and subsequent credit crunch and amidst concern about the leadership of U.S. economic policy following the elections, economic activity was slowing precipitously worldwide.  In this environment, stock indices and commodity prices were falling. Also, as risk aversion remained widespread, a flight to safety and quality produced a rising U.S. dollar, declining high yield currencies, and a flood of funds into government fixed income instruments, and highly liquid investments.  Broadly speaking, these conditions had persisted from October 2008 into early March 2009.  Consequently, the Partnerships’ short stock index, short commodity, long U.S. dollar, and long interest rate futures positions were profitable early in 2009.

Around March 10, market participants’ attitudes seemed to change abruptly.  First, equity prices rose.  Then commodity prices moved upward.  Also, the U.S. dollar started to fall and longer term interest rates rose.  The positions which had been profitable for so long began to generate losses.  These positions were reduced gradually as the General Partner’s models processed the new data.  However, since trend following strategies accounted for over two-thirds of the program models and since the average trade duration of trend strategies is over 6 months, it was not until the summer when the positions were reduced, completely closed and, in many instances, reversed.

During the third quarter of 2009, the financial markets led the way to profitable results.  Short positions in the U.S. dollar and a number of other currencies versus higher yielding and commodity based currencies were profitable.  Long stock index futures positions and long interest rate futures positions added to the gains.  The weak U.S. dollar also led to gains from long positions in precious metals.  In the agricultural sector, short wheat and long sugar trades were profitable.

During the fourth quarter of 2009, improving economic prospects, especially in the U.S. and Asia led to gains from long stock index futures positions in the U.S., South Africa, Norway and Asia-ex Japan.   This growth improvement produced profits from long precious and industrial metals positions, but also led to higher interest rates which brought losses from long interest rate futures positions. Long positions in sugar and cotton were profitable, but as grain prices rose, reversing earlier downtrends, long grain positions lost money.

2008

During 2008, the Partnership achieved a net realized and unrealized gain of $42,272,187 from its trading operations (including foreign exchange transactions and translations).  Brokerage commissions of $3,779,342, administrative expenses of $420,720 and custody fees of $29,717 were paid or accrued.  The Partnership paid a profit share to the General Partner of $5,129,390.  Interest income of $4,703,091 offset the Partnership’s expenses resulting in a net gain of $37,616,109.  An analysis of the trading gain by sector is as follows:

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

Sector	% Gain (Loss)

Currencies	4.17%
Energies	1.57%
Grains	3.92%
Interest Rates	2.20%
Livestock	0.32%
Metals	2.01%
Softs	(0.99)%
Stock Indices	1.79%

Total	14.99%

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

During the summer, the spreading impact of the sub-prime problem triggered a sharp and widespread drying up of liquidity, a broad based contraction of “risk-oriented” trades, and a flight to quality. In particular, equities were sold, government and short-term interest rate instruments were bought, the dollar was in demand, and carry trades were unwound. As the financial market turmoil spread, concern about slowing growth caused metals and energy futures to be sold. All these actions occurred simultaneously and produced trend reversals in virtually all of the positions held in the portfolio.  Hence, while the Partnership’s portfolio is diversified across over 100 positions in 8 sectors, diversification was ineffective and markets became almost universally correlated.  In response to these losses, the General Partner’s directional and volatility models substantially lowered the Partnership’s position sizes, reducing exposures by almost two-thirds.

During the final four months of 2007, many of the trends which had been disrupted by the market dislocations of August reasserted themselves. In particular, short dollar positions, long energy positions and long precious metal positions were all profitable.  Interest rate trading was profitable largely because a flight to quality and safety produced gains on new long positions, particularly in U.S. Treasury and short-term futures.  In addition, a profitable bull market in grains, which had arisen over the summer, continued and accelerated. On the other hand, the expanding turmoil in financial markets proved impervious to the efforts of Central Banks, leading to a sell-off in equities that generated losses as the Partnership’s long stock index positions were being reduced and reversed.   Also, a continued unwinding of carry trades led to losses in cross currency trading.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.   The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2009 and 2008, as required by this item, is included as Exhibit 13.01 to this report.  Supplementary data is not required.

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

Management’s Annual Report on Internal Control over Financial Reporting

              The General Partner is responsible for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The General Partner’s internal control over financial reporting includes those policies and procedures that:

 •   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Partnership’s assets;

 •   provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Partnership’s financial statements in accordance with U.S. GAAP, and that the Partnership’s receipts and expenditures are being made only in accordance with authorizations of the General Partner’s management and directors; and

 •   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the Partnership’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2009, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2009 are as follows:

Harvey Beker, age 56.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and brokerage firm of Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners.  During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982.  Mr. Beker became registered as an Associated Person of the General Partner effective November 25, 1986.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively.  Mr. Beker was an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Gregg R. Buckbinder, age 51.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation.  He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.  Mr. Buckbinder became listed as a principal of the General Partner effective February 5, 1999.  He became listed as a principal of The Millburn Corporation effective March 23, 1998.  Mr. Buckbinder also became a partner in ShareInVest in January 2000.  Mr. Buckbinder was a listed principal of ShareInVest from February 28, 2001 until February 25, 2007.

George E. Crapple, age 65.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and The Millburn Corporation.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with the law firm of Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the General Partner in 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).  Mr. Crapple became listed as a principal and registered as an associated person of the General Partner effective September 13, 1984 and April 2, 1988, respectively.  Additionally, he became listed as a principal and registered as an associated person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively.  He was also an associated person and listed principal of ShareInVest from February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 40. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation.  Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999-January 2004) where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996-September 1999).  He graduated cum laude from Yeshiva University in 1991 with a B.A. degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar, Chairman of the Managed Funds Association CPO/CTA Advisory Committee, a member of the Editorial Board of the Journal of Securities Law, Regulation and Compliance and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University.  Mr. Felsenthal became listed as a principal of the General Partner and The Millburn Corporation effective June 24, 2004.  Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 62.  Mr. Fitzsimmons is a Senior Vice-President of the General Partner and The Millburn Corporation.  His responsibilities include both business development and investment strategy.  He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Inc. where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with the financial institution Chemical Bank New York Corporation (“Chemical”) first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  Mr. Fitzsimmons became listed as a principal and registered as an associated person of the General Partner effective July 2, 1993, and April 15, 2009, respectively.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively.  Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000.  Mr. Fitzsimmons was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Barry Goodman, age 52.  Mr. Goodman is Executive Vice-President, Director of Trading and a member of the Research Committee of the General Partner and The Millburn Corporation.  Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems.  From September 1980 through October 1982 he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to futures markets.  Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  Mr. Goodman became listed as a principal and registered as an associated person of the General Partner effective December 19, 1991 and May 23, 1989, respectively.  He also became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively.  He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 58. Mr. Newton is a Senior Vice-President of the General Partner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991.  Mr. Newton was listed as a principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a principal was not withdrawn until January 1992 and November 1992, respectively.  Mr. Newton was registered as an associated person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991).  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990, and was associated with its affiliated futures commission merchant (“FCM”) entity, Prudential Securities Futures Management, Inc.  Until March 1990, he was registered as an associated person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989).  Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated FCM, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.  Mr. Newton was registered as an associated person (March 1981 – October 1987) of Heinold Commodities Inc.  Mr. Newton was registered as an associated person of Heinold beginning in January 1986 and was listed as a principal of Heinold beginning in February 1986.  Although Mr. Newton left Heinold in October 1987, his registration as an associated person and his listing as a principal were not withdrawn until November 1987.  Mr. Newton joined the General Partner as an associated person in May 1991, and then joined the General Partner and its affiliates on a full-time basis in September 1991.  Mr. Newton became listed as a principal and registered as an associated person and branch office manager of the General Partner effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively.  He also became listed as a principal of The Millburn Corporation effective May 5, 2004.

Grant N. Smith, age 58.  Mr. Smith is Executive Vice-President and Co-Director of Research of the General Partner and The Millburn Corporation.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T., he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time.  Mr. Smith became listed as a principal and registered as an associated person of the General Partner effective December 19, 1991 and April 15, 2009, respectively.  He became listed as a principal and registered as an associated person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively.  Mr. Smith also became a partner in ShareInVest in January 1994.  Mr. Smith was a listed principal of ShareInVest from May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 55. Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the General Partner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May 1983.  Prior to joining the General Partner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978.  Mr. Tanis became listed as a principal of the General Partner and The Millburn Corporation effective July 14, 2004.

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

The Partnership has no directors, officers or employees.  None of the directors, officers or employees of the General Partner receive compensation from the Partnership.  The General Partner makes all trading decisions on behalf of the Partnership.  The General Partner receives monthly brokerage commissions of 0.458 of 1% of the Partnership’s Net Assets (which is reduced to 0.167 of 1% of Net Assets, plus the cost of all commissions and clearing charges due to third-party brokers, for partners who acquire their Interests directly through the General Partner) and an annual profit share of 20% of any new trading profit (net of brokerage commissions and administrative expenses).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

As of December 31, 2009, the General Partner knows of the following persons who own beneficially more than 5% of the Partnership’s Interests as follows:

Name and Address	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly[1]	% Directly	% Indirectly

Malcolm H. Wiener c/o Millburn Ridgefield Corporation 411 W. Putnam Avenue Greenwich, CT 06830		$20,961,222		14.61%

ALFA Investors 2108 E. South Blvd. Montgomery, AL 36116	$10,772,167		7.51%

All of the Partnership’s general partner interest is held by the General Partner.

(b)   Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  As of December 31, 2009, the General Partner’s interest was valued at $3,732,571, which constituted 2.53% of the Partnership’s capital as of December 31, 2009.

As of December 31, 2009, the directors and executive officers of the General Partner own beneficially Interests as follows:

Name	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly[2]	% Directly	% Indirectly

Harvey Beker	$692,657	$10,337,666	0.48%	7.20%

Gregg Buckbinder		$559,137		0.39%

George Crapple	$39,579	$5,756,664	0.03%	4.01%

Steven M. Felsenthal		$87,145		0.06%

Mark Fitzsimmons		$3,041,777		2.12%

Barry Goodman		$3,001,532		2.09%

Dennis Newton		$529,086		0.37%

Grant Smith	$2,273,803	$1,394,439	1.58%	0.97%

Tod Tanis		$726,461		0.51%

directors and executive officers of the General Partner as a group	$3,006,039	$25,433,907	2.09%	17.72%

1           Interests held indirectly include Interests with respect to which a person holds voting or disposition power:  (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self directed benefit plan.

2           Interests held indirectly include Interests with respect to which a person holds voting or disposition power:  (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self directed benefit plan.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership allocated to the General Partner $3,393,459 in brokerage fees and allocated $4,964 in profit share to the New Profits Memo Account for the year ended December 31, 2009.  The General Partner’s interest experienced a loss of $218,408 for the year ended December 31, 2009.  The Partnership allocated to the General Partner $3,779,342 in brokerage fees and allocated $5,129,390 in profit share to the New Profits Memo Account for the year ended December 31, 2008.  The General Partner’s interest showed an allocation of income of $1,309,623 for the year ended December 31, 2008.  The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $383,895 during the year ended December 31, 2009 of which $191,766 was paid or was payable to The Millburn Corporation.  The Partnership incurred administrative expenses of $420,720 during the year ended December 31, 2008 of which $272,572 was paid or was payable to The Millburn Corporation.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.	Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2009 and 2008 were approximately $87,975 and $85,000, respectively.

(2)           Audit-Related Fees

The aggregate fees rendered by Deloitte & Touche LLP for internal control consulting services for the benefit of the Partnership for the years ended December 31, 2009 and 2008 were approximately $21,000 and $0, respectively.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services for the benefit of the Partnership for the years ended December 31, 2009 and 2008 were approximately $0 and $16,250, respectively.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2009 and 2008.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2009 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2009 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

3.02	Amended and Restated Agreement of Limited Partnership of Nestor Partners

10.02	Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners

10.04	Form of Selling Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2010.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 31, 2010
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 31, 2010
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 31, 2010
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 31, 2010
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2009 Annual Report to Security Holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

3.02	Amended and Restated Agreement of Limited Partnership of Nestor Partners

10.02	Customer Agreement between Warburg Dillon Reed LLC and Nestor Partners

10.04	Form of Selling Agreement