Form 10-Q
period 2010-03-31
NESTOR PARTNERS
filed 2010-05-17
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2010
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

  Yes ☐        No ☒

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three months ended March 31, 2010 and 2009 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements (unaudited)	9

(a) At March 31, 2010 and December 31, 2009 (unaudited)
(b) For the three months ended March 31, 2010 and 2009 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2010	2009
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value (amortized cost $31,788,105 and $29,248,896)	$31,812,497	$29,270,970
Net unrealized appreciation on open futures and forward currency contracts	6,301,721	1,373,232
Due from brokers	992,093	1,349,512
Cash denominated in foreign currencies (cost $725,103 and $1,783,009)	765,753	1,854,583
Total equity in trading accounts	39,872,064	33,848,297

INVESTMENTS IN U.S. TREASURY NOTES−at fair value (amortized cost $108,432,142 and $108,239,883)	108,492,372	108,312,955
CASH AND CASH EQUIVALENTS	7,578,927	8,697,230
ACCRUED INTEREST RECEIVABLE	1,427,910	1,225,102
TOTAL	$157,371,273	$152,083,584

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$-	$35,000
Net unrealized depreciation on open futures and forward currency contracts	41,312	2,166,888
Accrued brokerage fees	274,209	261,974
Due to brokers	-	1,852,880
Cash denominated in foreign currencies (cost $-120,293 and $-13,463)	113,994	13,434
Accrued expenses	258,028	165,092
Capital withdrawals payable	390,180	335,028
Total liabilities	1,077,723	4,830,296

PARTNERS' CAPITAL	156,293,550	147,253,288

TOTAL	$157,371,273	$152,083,584

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
March 31, 2010 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.48%	$749,952
Grains	(0.12)	(190,020)
Interest rates
2 Year U.S. Treasury Note (449 contracts, expiration date 06/30/2010)	(0.03)	(41,312)
5 Year U.S. Treasury Note (199 contracts, expiration date 06/30/2010)	(0.04)	(71,469)
10 Year U.S. Treasury Note (145 contracts, expiration date 06/30/2010)	(0.04)	(63,297)
Other	0.27	418,462
Total interest rates	0.16	242,384

Livestock	(0.02)	(36,600)
Metals	0.63	992,377
Softs	0.00	7,984
Stock indices	0.72	1,121,510
Total long futures contracts	1.85	2,887,587
Short futures contracts:
Energies	0.17	262,227
Grains	0.53	829,554
Interest rates	0.10	164,799
Metals	(0.09)	(147,033)
Softs	0.12	194,138
Total short futures contracts	0.83	1,303,685
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.68	4,191,272

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.19	1,860,466
Total short forward currency contracts	0.13	208,671
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.32	2,069,137

TOTAL	4.00%	$6,260,409

(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2010 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value % of Partners' Capital	Fair Value

$39,100,000	U.S. Treasury notes, 2.625%, 05/31/2010	25.12%	$39,258,844
39,040,000	U.S. Treasury notes, 3.875%, 07/15/2010	25.25	39,467,000
39,040,000	U.S. Treasury notes, 4.250%, 10/15/2010	25.52	39,887,900
21,600,000	U.S. Treasury notes, 0.875%, 03/31/2011	13.88	21,691,125
	Total investments in U.S. Treasury notes
	(amortized cost $140,220,247)	89.77%	$140,304,869

See notes to financial statements	(Concluded)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
December 31, 2009

Futures and Forward Currency Contracts	Net Unrealized Appreciation (Depreciation) as a % of Partners' Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	1.36%		$2,008,661
Grains	0.05		68,608
Interest rates
2 Year U.S. Treasury Note (199 contracts, expiration date 03/31/2010)	(0.16)		(224,703)
5 Year U.S. Treasury Note (119 contracts, expiration date 03/31/2010)	(0.18)		(266,062)
10 Year U.S. Treasury Note (67 contracts, expiration date 03/31/2010)	(0.07)		(105,422)
30 Year U.S. Treasury Bond (2 contracts, expiration date 03/31/2010)	(0.00)		(7,188)
Other	(0.84)		(1,234,803)
Total interest rates	(1.25)		(1,838,178)

Metals	0.34		507,414
Softs	0.35		515,690
Stock indices	1.29		1,894,643
Total long futures contracts	2.14		3,156,838
Short futures contracts:
Energies	(1.16)		(1,716,056)
Grains	(0.06)		(83,927)
Interest rates	0.01		6,642
Livestock	(0.03)		(42,540)
Metals	(0.20)		(291,372)
Softs	(0.02)		(23,191)
Stock indices	(0.03)		(41,988)
Total short futures contracts	(1.49)		(2,192,432)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.65		964,406
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(1.69)		(2,501,185)
Total short forward currency contracts	0.50		743,123
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(1.19)		(1,758,062)

TOTAL	(0.54	) %	$(793,656)

(Continued)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
December 31, 2009

U.S. Treasury Notes

Face Amount	Description	Fair Value % of Partners' Capital	Fair Value

$18,000,000	U.S. Treasury notes, 1.750%, 03/31/2010	12.27%	$18,073,125
39,100,000	U.S. Treasury notes, 2.625%, 05/31/2010	26.82	39,491,000
39,040,000	U.S. Treasury notes, 3.875%, 07/15/2010	27.03	39,802,500
39,040,000	U.S. Treasury notes, 4.250%, 10/15/2010	27.31	40,217,300
	Total investments in U.S. Treasury notes
	(amortized cost $137,488,779)	93.43%	$137,583,925

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2010	2009
INVESTMENT INCOME:
Interest income	$152,730	$700,133

EXPENSES:
Brokerage fees	819,227	932,683
Administrative expenses	92,934	104,830
Custody fees	6,768	10,059
Total expenses	918,929	1,047,572

NET INVESTMENT LOSS	(766,199)	(347,439)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,278,225	5,489,480
Foreign exchange translation	69,383	(112,151)
Net change in unrealized:
Futures and forward currency contracts	7,054,065	(7,710,945)
Foreign exchange translation	(24,654)	21,272
Net gains (losses) from U.S. Treasury notes:
Realized	-	87,250
Net change in unrealized	(10,524)	(716,216)
Total net realized and unrealized gains (losses)	9,366,495	(2,941,310)

NET INCOME (LOSS)	8,600,296	(3,288,749)
LESS PROFIT SHARE TO GENERAL PARTNER	10,264	4,906
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$8,590,032	$(3,293,655)

See notes to financial statements
(Continued)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2010:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2010	$81,832,304	$61,688,413	$-	$3,732,571	$147,253,288
Contributions	655,000	496,284	-	-	1,151,284
Withdrawals	(691,318)	(20,000)	-	-	(711,318)
Net income	4,481,453	3,883,362	-	235,481	8,600,296
General Partner's allocation:
New Profit-Accrued	(10,264)	-	10,264	-	-
PARTNERS' CAPITAL-
March 31, 2010	$86,267,175	$66,048,059	$10,264	$3,968,052	$156,293,550

For the three months ended March 31, 2009:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2009	$97,990,719	$65,378,126	$-	$3,950,576	$167,319,421
Contributions	1,457,222	731,564	-	-	2,188,786
Withdrawals	(3,493,920)	(579,039)	-	-	(4,072,959)
Net loss	(2,221,488)	(1,008,080)	(211)	(58,970)	(3,288,749)
General Partner's allocation:
New Profit-Accrued	(4,906)	-	4,906	-	-
PARTNERS' CAPITAL-
March 31, 2009	$93,727,627	$64,522,571	$4,695	$3,891,606	$162,146,499

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2010	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment loss (a)	(3.41)%	(0.39)%

Total expenses (a)	3.82%	0.80%
Profit share allocation (b)	0.01%	-%
Total expenses and profit share allocation	3.83%	0.80%

Total return before profit share allocation (b)	5.44%	6.24%
Profit share allocation (b)	(0.01)%	-%
Total return after profit share allocation	5.43%	6.24%

For the three months ended March 31, 2009	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.12)%	0.95%

Total expenses (a)	3.80%	0.71%
Profit share allocation (b)	0.01%	-%
Total expenses and profit share allocation	3.81%	0.71%

Total return before profit share allocation (b)	(2.31)%	(1.56)%
Profit share allocation (b)	-%	-%
Total return after profit share allocation	(2.31)%	(1.56)%

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2010 and December 31, 2009 and the results of its operations for the three months ended March 31, 2010 and 2009.  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.  It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets.  A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership.  The Partnership incurred administrative expenses of $92,934 during the three months ended March 31, 2010, of which $49,233 relates to legal and accounting services provided to the Partnership by TMC.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale.  All redemption charges will be paid to the General Partner.  There were no charges due to the General Partner at March 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the "U.S.") requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Partnership enters into contracts that contain a variety of indemnification provisions.  The Partnership’s maximum exposure under these arrangements is unknown.  The Partnership does not anticipate recognizing any loss related to these arrangements.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions.  This requires that the Partnership recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Based on a review of the Partnership’s open tax years, 2006 to 2009, for the U.S. Federal jurisdiction, the New York and New Jersey State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Partnership.  The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

The Fair Value Measurements and Disclosures topic of the Codification, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

Cash Instruments.  The Partnership’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government and related securities money market fund. The General Partner does not adjust the quoted price for such instruments, even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

OTC derivatives, or forward currency contracts, are valued based on pricing models that consider the current market prices plus the time value of money and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3).  The guidance is effective for annual reporting periods that begin after December 15, 2009 and for interim periods within those annual reporting periods, except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements, which are effective for annual reporting periods that begin after December 15, 2010, and for interim periods within those annual reporting periods. During the three months ended March 31, 2010, there were no transfers of assets or liabilities between Level 1 and Level 2.

The following tables set forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of March 31, 2010

	Level 1	Level 2	Total
U.S. Treasury Notes	$140,304,869	$-	$140,304,869
Short-Term Money Market Fund	7,378,927	-	7,378,927
Exchange-Traded
Futures Contracts	4,191,272	-	4,191,272
Over-the-Counter
Forward Currency Contracts	-	2,069,137	2,069,137
Total assets at fair value	$151,875,068	$2,069,137	$153,944,205

Financial Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$137,583,925	$-	$137,583,925
Short-Term Money Market Fund	8,497,230	-	8,497,230
Exchange-Traded
Futures Contracts	964,406	-	964,406
Over-the-Counter
Forward Currency Contracts	-	(1,758,062)	(1,758,062)
Total financial assets at fair value	$147,045,561	$(1,758,062)	$145,287,499

Derivative Instruments

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2010, by market sector:

Agricultural (grains, livestock and softs) — The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions and supply and demand factors.

Currencies — Exchange rate risk is a principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates — e.g., positions between two currencies other than the U.S. dollar.

Energies — The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates— Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the United States, and the Eurozone. However, the Partnership also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain a primary market exposure of the Partnership for the foreseeable future.

Metals — The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices — The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2010 and December 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the statements of financial condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gains (Losses) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$950,182	$(200,230)	$636,810	$(374,583)	$1,012,179
Grains	-	(190,020)	831,279	(1,725)	639,534
Interest rates	860,336	(617,952)	168,049	(3,250)	407,183
Livestock	9,280	(45,880)	-	-	(36,600)
Metals	1,000,733	(8,356)	9,369	(156,402)	845,344
Softs	108,959	(100,975)	197,848	(3,710)	202,122
Stock indices	1,163,466	(41,956)	-	-	1,121,510
Total futures contracts:	4,092,956	(1,205,369)	1,843,355	(539,670)	4,191,272

Forward currency contracts	2,346,831	(486,365)	823,768	(615,097)	2,069,137

Total futures and
forward currency contracts	$6,439,787	$(1,691,734)	$2,667,123	$(1,154,767)	$6,260,409

Fair Value of Futures and Forward Currency Contracts at December 31, 2009

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gains (Losses) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$2,078,011	$(69,350)	$39,100	$(1,755,156)	$292,605
Grains	68,608	-	18,238	(102,165)	(15,319)
Interest rates	16,678	(1,854,856)	16,764	(10,122)	(1,831,536)
Livestock	-	-	-	(42,540)	(42,540)
Metals	672,035	(164,621)	7,338	(298,710)	216,042
Softs	515,690	-	1,707	(24,898)	492,499
Stock indices	1,972,536	(77,893)	-	(41,988)	1,852,655
Total futures contracts:	5,323,558	(2,166,720)	83,147	(2,275,579)	964,406

Forward currency contracts	755,530	(3,256,715)	1,218,522	(475,399)	(1,758,062)

Total futures and
forward currency contracts	$6,079,088	$(5,423,435)	$1,301,669	$(2,750,978)	$(793,656)

The effect of trading futures and forward currency contracts is represented on the statements of operations for the three months ended March 31, 2010 and March 31, 2009 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.”  These trading gains and losses are detailed below:

Trading Gains (Losses) of Futures and Forward Currency Contracts for the Three Months Ended March 31, 2010 and 2009

	Trading Gains (Losses) for the three months ended
Sector	March 31, 2010	March 31, 2009
Futures contracts:
Currencies	$-	$675
Energies	1,010,440	(67,970)
Grains	548,388	(58,244)
Interest rates	5,222,908	924,001
Livestock	(141,320)	294,030
Metals	164,013	(1,697,405)
Softs	(425,845)	(246,608)
Stock indices	(48,748)	303,649
Total futures contracts:	6,329,836	(547,872)

Forward currency contracts	3,002,454	(1,673,593)

Total futures and forward currency contracts	$9,332,290	$(2,221,465)

The following tables present average notional value by sector of open futures and forward currency contracts for the three months ended at March 31, 2010 and March 31, 2009, in U.S. Dollars.  The Partnership’s average net asset value at March 31, 2010 and March 31, 2009 was approximately $152,000,000 and $165,000,000, respectively.

Average Notional Value by Sector of Open Futures and Forward Currency Contracts at March 31, 2010

Sector	Long Positions	Short Positions
Energies	$38,798,196	$26,033,988
Grains	3,109,480	7,642,787
Interest Rates	238,220,927	14,949,849
Livestock	4,476,700	3,917,770
Metals	22,113,055	5,895,218
Softs	5,505,612	1,051,473
Stock indices	103,121,685	3,270,618
Futures - Total	415,345,655	62,761,703
Forward currency contracts	135,550,326	42,724,160
Total notional	$550,895,981	$105,485,863

Average Notional Value by Sector of Open Futures and Forward Currency Contracts at March 31, 2009

	Long Positions	Short Positions
Sector
Currencies	-	498,113
Energies	7,281,178	15,120,636
Grains	3,173,706	10,682,067
Interest Rates	98,381,605	2,983,125
Livestock	-	4,923,190
Metals	1,967,631	12,859,920
Softs	444,926	5,302,058
Stock indices	-	20,137,383
Futures - Total	111,249,046	72,506,492
Forward currency contracts	5,436,513	25,689,764
Total notional	116,685,559	98,196,256

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at the relevant period end.  The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”).  The Partnership’s concentration of credit risk associated with DB and MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS.  The amount of such credit risk was $17,929,256 at March 31, 2010.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2009.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2010 and 2009. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31, 2010	March 31, 2009

Profit share earned	$0	$4,906
Profit share accrued	10,264	0
Total profit share	$10,264	$4,906

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2010, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2010

Total
Partners'
Capital
Month Ending:
March 31, 2010	$156,293,550
December 31, 2009	147,253,288

Three months
Change in Partners' Capital	$9,040,262
Percent Change	6.14%

THREE MONTHS ENDED MARCH 31, 2010

The increase in the Partnership’s net assets of $9,040,262 was attributable to a net gain (before profit share) of $8,600,296 and contributions of $1,151,284, which was partially offset by withdrawals of $711,318.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2010 decreased $113,456 relative to the corresponding period in 2009. The decrease was due primarily to a decrease in the average net assets of the special limited partners of the Partnership (the "Special Limited Partners") and Limited Partners during the three months ended March 31, 2010 relative to the corresponding period in 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  Administrative expenses for the three months ended March 31, 2010 decreased $11,896 relative to the corresponding period in 2009. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended March 31, 2010, relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian.  Interest income for the three months ended March 31, 2010 decreased $547,403 relative to the corresponding period in 2009. This decrease was due partially to a decrease in the Partnership’s average net assets but mainly to a decrease in short-term Treasury yields during the three months ended March 31, 2010, relative to the corresponding period in 2009.

During the three months ended March 31, 2010, the Partnership experienced net realized and unrealized gains of $9,366,495 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $819,227, administrative expenses of $92,934 and custody fees of $6,768 and an accrued profit share allocation to the General Partner of $10,264 were incurred. Interest income of $152,730 offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $8,590,032. An analysis of the trading income (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.04%
Energies	0.69%
Grains	0.37%
Interest Rates	3.61%
Livestock	(0.10%)
Metals	0.10%
Softs	(0.29%)
Stock Indices	(0.12%)
Trading Gain/(Loss)	6.30%

MANAGEMENT DISCUSSION 2010

The Partnership’s Limited Partners and Special Limited Partners had positive returns, net of all fees, of 5.43% and 6.24%, respectively, for the three months ended March 31, 2010.  Profits from trading interest rate, energy, grain and metal futures and forward currency contracts well outpaced the fractional losses sustained from trading equity, soft commodity and livestock futures.

At the start of the year the sustainability and robustness of incipient global growth was called into question amid signs that monetary policy was becoming less accommodative in China, India and other countries which had led the recovery.  Worries that fiscal stimulus in the developed world was winding down also weighed on growth prospects as did the looming Greek fiscal crisis.  Near quarter-end however, a string of positive economic statistics caused the outlook for economic expansion to brighten somewhat.

Against this background, interest rates eased and long positions in U.S., British and European note, bond and short-term interest rate futures were profitable.  On the other hand, short positions in Australian interest rate futures were profitable as the Reserve Bank of Australia continued to tighten policy to ward off feared inflation.

The burgeoning budget crisis in Greece weighed on the euro throughout the quarter and short euro positions relative to the Australian and New Zealand dollars, Hungarian forint, Polish zloty and Turkish lira were profitable.  More generally, long positions in high yielding and commodity currencies—Australian, New Zealand and Canadian dollars—versus a variety of currencies were profitable.  The U.S. dollar was not as weak as the euro but it did lose ground to the currencies of Australia, Canada, India, Columbia, Korea, Mexico and South Africa, producing profits from long positions in these currencies.

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in U.S., UK, Canada and parts of Europe were profitable, while long positions in Asia, Spain Italy, Australia, Mexico and South Africa were unprofitable.

Natural gas continued to be in a bear market as increasing supplies from shale gas met decreasing demand and short natural gas futures positions were quite profitable.  Elsewhere in the energy complex, prices moved higher and long positions in crude oil products were somewhat profitable.

In the metals sector, gains from long nickel and aluminum positions modestly outweighed losses from long copper and zinc positions and a short lead trade.

Deflation was the story in agricultural markets.  Profits on short positions in corn and wheat outweighed losses on long positions in the soybean complex, cocoa and sugar where forecasts of large sugar harvests accelerated the down-move from record highs.

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

Sector	% Gain/ (Loss)
Currencies	(1.06)%
Energies	(0.04)%
Grains	(0.02)%
Interest Rates	0.58%
Livestock	0.20%
Metals	(1.09)%
Softs	(0.15)%
Stock Indices	0.21%
Trading Gain/(Loss)	-1.37%

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

OFF-BALANCE SHEEET ARRANGEMENTS

The partnership does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within one year of the trade date and substantially all such contracts are held by the Partnership for less than one year before being offset or rolled over into new contracts with similar maturities.  The Financial Statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures, forward and other contracts at March 31, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Pursuant to the Partnership's Declaration of Partnership and Partnership Agreement, the Partnership may sell Limited Partnership Interests ("Interests") at the beginning of each calendar month.  On January 1, February 1 and March 1, 2010, the Partnership sold Interests to existing Limited Partners in the amount of $35,000, $520,000 and $100,000, respectively.  On January 1, February 1 and March 1, 2010 the Partnership sold Interests to an existing Special Limited Partner in the amount of $347,921, $144,838 and $3,525, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on exemption from registration provided by Rule 506 under the 1933 Act.

(c)  Pursuant to the Partnership's Declaration of Partnership and  Agreement of Limited Partnership, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2010:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2010	$(66,079)	$-	$(66,079)
February 28, 2010	(255,059)	-	(255,059)
March 31, 2010	(370,180)	(20,000)	(390,180)
Total	$(691,318)	$(20,000)	$(711,318)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION
None
ITEM 6.	EXHIBITS -

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: Millburn Ridgefield Corporation,
General Partner

Date: May 17, 2010
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)