Form 10-Q
period 2010-06-30
NESTOR PARTNERS
filed 2010-08-13
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2010
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

Yes ☐         No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and six months ended June 30, 2010 and 2009 (unaudited)

(a) At June 30, 2010 (unaudited) and December 31, 2009
(b) For the three and six months ended June 30, 2010 and 2009 (unaudited)
(c) For the six months ended June 30, 2010 and 2009 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2010	2009
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value (amortized cost $20,107,782 and $29,248,896)	$20,121,155	$29,270,970
Net unrealized appreciation on open futures and forward currency contracts	365,074	1,373,232
Due from brokers	1,226,445	1,349,512
Cash denominated in foreign currencies (cost $612,461 and $1,783,009)	510,018	1,854,583
Total equity in trading accounts	22,222,692	33,848,297

INVESTMENTS IN U.S. TREASURY NOTES−at fair value (amortized cost $116,483,854 and $108,239,883)	116,549,970	108,312,955
CASH AND CASH EQUIVALENTS	10,242,375	8,697,230
ACCRUED INTEREST RECEIVABLE	1,128,004	1,225,102
OTHER ASSETS	6,640	-
TOTAL	$150,149,681	$152,083,584

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$-	$35,000
Net unrealized depreciation on open futures and forward currency contracts	2,911,487	2,166,888
Accrued brokerage fees	251,548	261,974
Due to brokers	20,712	1,852,880
Cash denominated in foreign currencies (cost $0 and $-13,463)	-	13,434
Accrued expenses	307,671	165,092
Capital withdrawals payable	180,046	335,028
Total liabilities	3,671,464	4,830,296

PARTNERS' CAPITAL	146,478,217	147,253,288

TOTAL	$150,149,681	$152,083,584

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
June 30, 2010 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/(Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.72)%	$(1,060,082)
Grains	0.01	11,270
Interest rates
2 Year U.S. Treasury Note (390 contracts, expiration date 09/30/2010)	0.16	233,329
5 Year U.S. Treasury Note (231 contracts, expiration date 09/30/2010)	0.12	178,477
10 Year U.S. Treasury Note (138 contracts, expiration date 09/30/2010)	0.12	180,875
30 Year U.S. Treasury Bond (30 contracts, expiration date 09/30/2010)	0.05	64,781
Other	1.00	1,465,224
Total interest rates	1.45	2,122,686

Livestock	(0.13)	(196,070)
Metals	0.09	139,964
Softs	(0.01)	(7,474)
Stock indices	(1.06)	(1,548,840)
Total long futures contracts	(0.37)	(538,546)

Short futures contracts:
Energies	0.52	761,723
Grains	(0.00)	(3,234)
Interest rates	(0.02)	(24,784)
Metals	(0.27)	(397,118)
Softs	(0.01)	(22,568)
Stock indices	0.02	32,190
Total short futures contracts	0.24	346,209
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.13)	(192,337)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.44)	(644,217)
Total short forward currency contracts	(1.17)	(1,709,859)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(1.61)	(2,354,076)

TOTAL	(1.74)%	$(2,546,413)

(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2010 (UNAUDITED)

U.S. Treasury Notes
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$39,040,000	U.S. Treasury notes, 3.875%, 07/15/2010	26.69%	$39,101,000
39,040,000	U.S. Treasury notes, 4.250%, 10/15/2010	26.96	39,497,500
26,200,000	U.S. Treasury notes, 0.875%, 03/31/2011	17.97	26,314,625
31,600,000	U.S. Treasury notes, 0.875%, 05/31/2011	21.68	31,758,000
	Total investments in U.S. Treasury notes (amortized cost $136,591,636)	93.30%	$136,671,125

See notes to financial statements	(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2009

Futures and Forward Currency Contracts	Net Unrealized Appreciation/(Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	1.36%	$2,008,661
Grains	0.05	68,608
Interest rates
2 Year U.S. Treasury Note (199 contracts, expiration date 03/31/2010)	(0.16)	(224,703)
5 Year U.S. Treasury Note (119 contracts, expiration date 03/31/2010)	(0.18)	(266,062)
10 Year U.S. Treasury Note (67 contracts, expiration date 03/31/2010)	(0.07)	(105,422)
30 Year U.S. Treasury Bond (2 contracts, expiration date 03/31/2010)	(0.00)	(7,188)
Other	(0.84)	(1,234,803)
Total interest rates	(1.25)	(1,838,178)

Metals	0.34	507,414
Softs	0.35	515,690
Stock indices	1.29	1,894,643
Total long futures contracts	2.14	3,156,838

Short futures contracts:
Energies	(1.16)	(1,716,056)
Grains	(0.06)	(83,927)
Interest rates	0.01	6,642
Livestock	(0.03)	(42,540)
Metals	(0.20)	(291,372)
Softs	(0.02)	(23,191)
Stock indices	(0.03)	(41,988)
Total short futures contracts	(1.49)	(2,192,432)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.65	964,406

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(1.69)	(2,501,185)
Total short forward currency contracts	0.50	743,123
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(1.19)	(1,758,062)

TOTAL	(0.54)%	$(793,656)

(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2009

U.S. Treasury Notes
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$18,000,000	U.S. Treasury notes, 1.750%, 03/31/2010	12.27%	$18,073,125
39,100,000	U.S. Treasury notes, 2.625%, 05/31/2010	26.82	39,491,000
39,040,000	U.S. Treasury notes, 3.875%, 07/15/2010	27.03	39,802,500
39,040,000	U.S. Treasury notes, 4.250%, 10/15/2010	27.31	40,217,300
	Total investments in U.S. Treasury notes (amortized cost $137,488,779)	93.43%	$137,583,925

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2010	2009
INVESTMENT INCOME:
Interest income	$146,588	$632,997

EXPENSES:
Brokerage fees	816,678	836,662
Administrative expenses	95,609	95,347
Custody fees	6,780	8,382
Total expenses	919,067	940,391

NET INVESTMENT LOSS	(772,479)	(307,394)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	656,328	(21,854,744)
Foreign exchange translation	58,702	126,368
Net change in unrealized:
Futures and forward currency contracts	(8,806,822)	7,254,194
Foreign exchange translation	(149,392)	1,468
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(5,133)	(464,494)
Total net realized and unrealized losses	(8,246,317)	(14,937,208)

NET LOSS	(9,018,796)	(15,244,602)
LESS PROFIT SHARE TO GENERAL PARTNER	(8,190)	-
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(9,010,606)	$(15,244,602)

(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2010	2009
INVESTMENT INCOME:
Interest income	$299,318	$1,333,130

EXPENSES:
Brokerage fees	1,635,905	1,769,345
Administrative expenses	188,543	200,177
Custody fees	13,548	18,441
Total expenses	1,837,996	1,987,963

NET INVESTMENT LOSS	(1,538,678)	(654,833)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,934,553	(16,365,264)
Foreign exchange translation	128,085	14,217
Net change in unrealized:
Futures and forward currency contracts	(1,752,757)	(456,751)
Foreign exchange translation	(174,046)	22,740
Net gains (losses) from U.S. Treasury notes:
Realized	-	87,250
Net change in unrealized	(15,657)	(1,180,710)
Total net realized and unrealized gains (losses)	1,120,178	(17,878,518)

NET LOSS	(418,500)	(18,533,351)
LESS PROFIT SHARE TO GENERAL PARTNER	2,074	4,906
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(420,574)	$(18,538,257)

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2010:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2010	$81,832,304	$61,688,413	$-	$3,732,571	$147,253,288
Contributions	805,000	579,103	-	-	1,384,103
Withdrawals	(1,700,674)	(40,000)	-	-	(1,740,674)
Net income (loss)	(759,623)	317,177	-	23,946	(418,500)
General Partner's allocation:
New Profit-Accrued	(2,074)	-	2,074	-	-
PARTNERS' CAPITAL-
June 30, 2010	$80,174,933	$62,544,693	$2,074	$3,756,517	$146,478,217

For the six months ended June 30, 2009:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2009	$97,990,719	$65,378,126	$-	$3,950,576	$167,319,421
Contributions	3,733,022	748,077	-	-	4,481,099
Withdrawals	(6,986,419)	(669,039)	-	-	(7,655,458)
Net loss	(11,377,574)	(6,751,942)	(626)	(403,209)	(18,533,351)
General Partner's allocation:
New Profit-Accrued	(4,906)	-	4,906	-	-
PARTNERS' CAPITAL-
June 30, 2009	$83,354,842	$58,705,222	$4,280	$3,547,367	$145,611,711

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2010	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment loss (a)	(3.39)%	(0.38)%

Total expenses (a)	3.77%	0.76%
Profit share allocation (b)	(0.01)%	-%
Total expenses and profit share allocation	3.76%	0.76%

Total return before profit share allocation (b)	(6.10)%	(5.39)%
Profit share allocation (b)	0.01%	-%
Total return after profit share allocation	(6.09)%	(5.39)%

For the three months ended June 30, 2009	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.09)%	0.97%

Total expenses (a)	3.76%	0.69%
Profit share allocation (b)	-%	-%
Total expenses and profit share allocation	3.76%	0.69%

Total return before profit share allocation (b)	(9.60)%	(8.91)%
Profit share allocation (b)	-%	-%
Total return after profit share allocation	(9.60)%	(8.91)%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2010	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment loss (a)	(3.39)%	(0.38)%

Total expenses (a)	3.79%	0.78%
Profit share allocation (b)	0.00%	0.00%
Total expenses and profit share allocation	3.79%	0.78%

Total return before profit share allocation (b)	(1.00)%	0.51%
Profit share allocation (b)	0.01%	0.00%
Total return after profit share allocation	(0.99)%	0.51%

For the six months ended June 30, 2009	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.11)%	0.96%

Total expenses (a)	3.78%	0.70%
Profit share allocation (b)	-%	-%
Total expenses and profit share allocation	3.78%	0.70%

Total return before profit share allocation (b)	(11.69)%	(10.32)%
Profit share allocation (b)	-%	-%
Total return after profit share allocation	(11.69)%	(10.32)%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2010 and December 31, 2009 and the results of its operations for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $188,543 during the six months ended June 30, 2010, of which $89,235 relates to legal and accounting services provided to the Partnership by TMC.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at June 30, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  Actual results could differ from these estimates.

The Partnership enters into contracts that contain a variety of indemnification provisions.  The Partnership’s maximum exposure under these arrangements is unknown.  The Partnership does not anticipate recognizing any loss related to these arrangements.

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”), clarifies the accounting for uncertainty in tax positions, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Based on a review of the Partnership’s open tax years, 2006 to 2009, for the U.S. Federal jurisdiction, the New York and New Jersey State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Partnership.  The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the “Limited Partners”) are responsible for the payment of taxes.

The Fair Value Measurements and Disclosures topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The three levels of the fair value hierarchy under are described below:

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

In January 2010, the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance and settlements for assets and liabilities measured using significant unobservable inputs (Level 3). The guidance is effective for annual reporting periods that begin after December 15, 2009 and for interim periods within those reporting periods, except for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements which are effective for annual reporting periods that begin after December 15, 2010 and for interim periods within those annual reporting periods. During the six months ended June 30, 2010, there were no transfers of assets or liabilities between Level 1 and Level 2.

The following table sets forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of June 30, 2010

	Level 1	Level 2	Total
U.S. Treasury Notes	$136,671,125	$-	$136,671,125
Short-Term Money Market Fund	10,042,375	-	10,042,375
Exchange-Traded
Futures Contracts	(192,337)	-	(192,337)
Over-the-Counter
Forward Currency Contracts	-	(2,354,076)	(2,354,076)
Total assets at fair value	$146,521,163	$(2,354,076)	$144,167,087

Financial Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$137,583,925	$-	$137,583,925
Short-Term Money Market Fund	8,497,230	-	8,497,230
Exchange-Traded
Futures Contracts	964,406	-	964,406
Over-the-Counter
Forward Currency Contracts	-	(1,758,062)	(1,758,062)
Total financial assets at fair value	$147,045,561	$(1,758,062)	$145,287,499

Derivative Instruments

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

 The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2010 and December 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the statements of financial condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$3,500	$(1,063,582)	$770,963	$(9,240)	$(298,359)
Grains	13,620	(2,350)	78,354	(81,588)	8,036
Interest rates	2,192,702	(70,016)	-	(24,784)	2,097,902
Livestock	-	(196,070)	-	-	(196,070)
Metals	216,710	(76,746)	3,485	(400,603)	(257,154)
Softs	77,288	(84,762)	-	(22,568)	(30,042)
Stock indices	315	(1,549,155)	35,240	(3,050)	(1,516,650)
Total futures contracts:	2,504,135	(3,042,681)	888,042	(541,833)	(192,337)

Forward currency contracts	763,297	(1,407,514)	271,577	(1,981,436)	(2,354,076)

Total futures and forward currency contracts	$3,267,432	$(4,450,195)	$1,159,619	$(2,523,269)	$(2,546,413)

Fair Value of Futures and Forward Currency Contracts at December 31, 2009

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$2,078,011	$(69,350)	$39,100	$(1,755,156)	$292,605
Grains	68,608	-	18,238	(102,165)	(15,319)
Interest rates	16,678	(1,854,856)	16,764	(10,122)	(1,831,536)
Livestock	-	-	-	(42,540)	(42,540)
Metals	672,035	(164,621)	7,338	(298,710)	216,042
Softs	515,690	-	1,707	(24,898)	492,499
Stock indices	1,972,536	(77,893)	-	(41,988)	1,852,655
Total futures contracts:	5,323,558	(2,166,720)	83,147	(2,275,579)	964,406

Forward currency contracts	755,530	(3,256,715)	1,218,522	(475,399)	(1,758,062)

Total futures and forward currency contracts	$6,079,088	$(5,423,435)	$1,301,669	$(2,750,978)	$(793,656)

The effect of trading futures and forward currency contracts is represented on the statements of operations for the three and six months ended June 30, 2010 and 2009 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.”  These trading gains and losses are detailed below:

Trading Gains (Losses) of Futures and Forward Currency Contracts for the Three and Six Months Ended June 30, 2010 and 2009

Sector	Three months ended: June 30, 2010	Three months ended: June 30, 2009	Six months ended: June 30, 2010	Six months ended: June 30, 2009
Futures contracts:
Currencies	$-	$1,888	$-	$2,563
Energies	(3,070,302)	(1,800,223)	(2,059,862)	(1,868,193)
Grains	(306,252)	(310,482)	242,136	(368,726)
Interest rates	8,944,989	(4,267,830)	14,167,897	(3,343,829)
Livestock	(129,660)	67,970	(270,980)	362,000
Metals	(1,363,889)	(2,280,646)	(1,199,876)	(3,978,051)
Softs	(324,055)	(474,696)	(749,900)	(721,304)
Stock indices	(7,853,443)	(3,622,524)	(7,902,191)	(3,318,875)
Total futures contracts:	(4,102,612)	(12,686,543)	2,227,224	(13,234,415)

Forward currency contracts	(4,047,882)	(1,914,007)	(1,045,429)	(3,587,600)

Total futures and forward currency contracts	$8,150,494	$(14,600,550)	$1,181,795	$(16,822,015)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ending June 30, 2010 and 2009, in U.S. Dollars.  The Partnership’s average net asset value for the six months ending June 30, 2010 and 2009 was approximately $150,000,000 and $160,000,000, respectively.

Average Notional Value by Sector of Open Futures and Forward Currency Contracts for the Six Months Ending June 30, 2010 and 2009

	June 30, 2010		June 30, 2009
	Long Positions	Short Positions	Long Positions	Short Positions
Sector
Currencies	$-	$-	$-	$498,113
Energies	33,447,827	23,045,802	8,236,749	13,837,131
Grains	3,031,187	9,575,772	3,483,974	8,861,509
Interest Rates	253,216,527	10,114,916	93,219,365	4,187,330
Livestock	4,294,685	3,917,770	-	4,773,080
Metals	18,747,158	5,665,859	2,458,480	9,177,174
Softs	5,103,514	1,186,636	849,729	4,162,540
Stock indices	83,938,462	1,991,335	5,236,409	16,735,716
Futures - Total	401,779,360	55,498,090	113,484,706	62,232,593
Forward currency contracts	103,722,514	38,635,478	18,431,867	26,804,025
Total notional	$505,501,874	$94,133,568	$131,916,573	$89,036,618

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at June 30, 2010 and 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

A significant portion of the Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the statements of financial condition, plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $9,855,936 at June 30, 2010.

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

The Partnership's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Partnership's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, to for example, daily price fluctuation limits which are inherent in the Partnership's futures and forward trading, the Partnership's assets are highly liquid and are expected to remain so.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2009.

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2010 and 2009. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Partnership Agreement.

	Three months ended:
	June 30, 2010	June 30, 2009

Profit share earned	$-	$-
Reversal of profit share (1)	(10,264)	-
Profit share accrued (2)	2,074	-
Total profit share	$(8,190)	$-

	Six months ended:
	June 30, 2010	June 30, 2009

Profit share earned	$-	$4,906
Profit share accrued (2)	2,074	-
Total profit share	$2,074	$4,906

(1) At April 1
(2) At June 30

RESULTS OF OPERATIONS

During its operations for the six months ending June 30, 2010, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

———————————
Periods ended June 30, 2010
———————————

Total
Partners'
Month Ending:	Capital
June 30, 2010	$146,478,217
March 31, 2010	156,293,550
December 31, 2009	147,253,288

	Three months	Six Months
Change in Partners' Capital	$(9,815,333)	$(775,071)
Percent Change	(6.28)%	(0.53)%

THREE MONTHS ENDED JUNE 30, 2010

The decrease in the Partnership’s net assets of $9,815,333 was attributable to a net loss (before profit share) of $9,018,796 and withdrawals of $1,029,356 which was partially offset by contributions of $232,819.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2010 decreased $19,984 relative to the corresponding period in 2009. The decrease was due primarily to a decrease in the average net assets of the limited partners during the three months ended June 30, 2010 relative to the corresponding period in 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets.  Administrative expenses for the three months ended June 30, 2010 increased $262 relative to the corresponding period in 2010. The slight increase was due mainly to an increase in the Partnership's total average net assets during the three months ended June 30, 2010, relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian.  Interest income for the three months ended June 30, 2010 decreased $486,409 relative to the corresponding period in 2009. This decrease was due to a decrease in short-term Treasury yields during the three months ended June 30, 2010, relative to the corresponding period in 2009.

During the three months ended June 30, 2010, the Partnership experienced net realized and unrealized losses of $8,246,317 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $816,678, administrative expenses of $95,609 and custody fees of $6,780 were incurred. Interest income of $146,588 and a reduction in the profit share to the General Partner of $8,190 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $9,010,606. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	-2.77%
Energies	-2.05%
Grains	-0.22%
Interest Rates	6.31%
Livestock	-0.08%
Metals	-0.92%
Softs	-0.23%
Stock Indices	-5.29%
Trading Gain/(Loss)	-5.25%

SIX MONTHS ENDED JUNE 30, 2010

The decrease in the Partnership’s net assets of $775,071was attributable to a net loss (before profit share) of $418,500 and withdrawals of $1,740,674 which was partially offset by contributions of $1,384,103.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2010 decreased $133,440 relative to the corresponding period in 2009. The decrease was due primarily to a decrease in the average net assets of the special limited partners and limited partners during the six months ended June 30, 2010 relative to the corresponding period in 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets.  Administrative expenses for the six months ended June 30, 2010 decreased $11,634 relative to the corresponding period in 2009. The decrease was due mainly to a decrease in the Partnership's average net assets during the six months ended June 30, 2010, relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership's brokers and custodian.  Interest income for the six months ended June 30, 2010 decreased $1,033,812 relative to the corresponding period in 2009. This decrease was due mainly to a decrease in short-term Treasury yields during the six months ended June 30, 2010, relative to the corresponding period in 2009.

During the six months ended June 30, 2010, the Partnership experienced net realized and unrealized gains of $1,120,178 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,635,905, administrative expenses of $188,543, custody fees of $13,548 and an accrued profit share of $2,074 were included. Interest income of $299,318 offset the Partnership's expenses resulting in a net loss after profit share to General Partner of $420,574. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	-0.78%
Energies	-1.37%
Grains	0.15%
Interest Rates	10.14%
Livestock	-0.18%
Metals	-0.82%
Softs	-0.52%
Stock Indices	-5.89%
Trading Gain/(Loss)	0.73%

MANAGEMENT DISCUSSION – 2010

Three months ended June 30, 2010

The Partnership's Limited Partners and Special Limited Partners had negative returns of 6.09% and 5.39%, respectively for the three months ended June 30, 2010.  Losses from trading stock index futures, currency forwards, energy futures and to a lesser extent metal and agricultural commodity futures well outpaced the significant gains from trading interest rate futures.

While the quarter started on a positive note, several significant events in May including the European debt crisis, the May 6 “flash crash”, weaker economic data from China, the sinking of a South Korea naval vessel and the BP oil leak triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Partnership and ushered in a plethora of uncertainties that produced further erosion in the NAV during June.  Market participants wondered: Is inflation or deflation to be feared?  Is growth slowing temporarily or are we facing the second leg of a double-dip recession?  Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing?  How will changes in financial regulations worldwide impact business growth potential?  How will the developed nations’ sovereign debt crisis play out?  In this environment, risk aversion, that had been absent in April, resurfaced unexpectedly in May and June.  Consequently, equity prices declined and commodity prices weakened which put pressure on commodity and growth oriented currencies and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Partnership entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May.  Losses were broad-based and sustained from trading of US, European, Asian and South African indices.

Short dollar positions versus the growth oriented and commodity currencies  of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven US dollars.  A long dollar position versus the euro was profitable.  Non-dollar cross rate trading was almost flat for the quarter as profits from short euro and Scandinavian currency trades countered losses from other short Swiss, Australian and New Zealand dollar trades.

Long positions in commodities were dealt a blow by weakened worldwide growth prospects.  For example, in May alone, the S&P GSCI Total Return Index, an unleveraged long only commodity index, was down 13.2%.

The energy sector was particularly hard hit and long positions in Brent and WTI crude, heating oil, gas oil and reformulated gasoline blendstock (RBOB) were unprofitable.  Crude inventories were already high particularly in the U.S. and currency and economic growth problems were enough to trigger a significant price drop.

Except for gold, which benefited from the flight to safety, long positions in metals were unprofitable.  Long positions in zinc, copper, nickel, aluminum and platinum (which traded like an industrial metal in May and June) generated losses.

Trading of agricultural and soft commodities was fractionally unprofitable as prices of sugar, corn and various categories of wheat found support due to weather developments leading to losses from short positions.

Three months ended March 31, 2010

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

Periods ended June 30, 2009

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at June 30, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell limited partnership interests ("Interests") at the beginning of each calendar month.  On May 1, 2010, the Partnership sold Interests to existing and new limited partners in the amount of $150,000. On April 1, 2010, May 1, 2010 and June 1, 2010 the Partnership sold Interests to an existing special limited partner in the amount of $62,153, $14,444 and $6,222, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act.

(c)  Pursuant to the Partnership's Agreement of Limited Partnership, investors may redeem their Interests at the end of each calendar month at the then current month-end Net Asset Value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended June 30, 2010:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2010	$(299,310)	$-	$(299,310)
May 31, 2010	(550,000)	-	(550,000)
June 30, 2010	(160,046)	(20,000)	(180,046)
Total	$(1,009,356)	$(20,000)	$(1,029,356)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS-

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

Date: August 13, 2010
/s/ Tod A. Tanis
Tod A. Tanis
Vice-President
(principal accounting officer)