Form 10-Q
period 2010-09-30
NESTOR PARTNERS
filed 2010-11-15
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2010
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

Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐        No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2010 and 2009 (unaudited)

(a) At September 30, 2010 and December 31, 2009
(b) For the three and nine months ended September 30, 2010 and 2009
(c) For the nine months ended September 30, 2010 and 2009

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2010	2009
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value (amortized cost $24,443,226 and $29,248,896)	$24,461,841	$29,270,970
Net unrealized appreciation on open futures and forward currency contracts	7,768,720	1,373,232
Due from brokers	1,090,565	1,349,512
Cash denominated in foreign currencies (cost $1,870,700 and $1,783,009)	1,917,314	1,854,583
Total equity in trading accounts	35,238,440	33,848,297

INVESTMENTS IN U.S. TREASURY NOTES−at fair value (amortized cost $111,865,192 and $108,239,883)	111,965,678	108,312,955
CASH AND CASH EQUIVALENTS	10,181,556	8,697,230
ACCRUED INTEREST RECEIVABLE	893,117	1,225,102
TOTAL	$158,278,791	$152,083,584

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$170,080	$35,000
Net unrealized depreciation on open futures and forward currency contracts	-	2,166,888
Accrued brokerage fees	275,448	261,974
Due to brokers	705,495	1,852,880
Cash denominated in foreign currencies (cost $0 and $-13,463)	-	13,434
Accrued expenses	378,168	165,092
Capital withdrawals payable	101,225	335,028
Total liabilities	1,630,416	4,830,296

PARTNERS' CAPITAL	156,648,375	147,253,288

TOTAL	$158,278,791	$152,083,584

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
September 30, 2010 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/(Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.53%	$830,161
Grains	0.24	375,354
Interest rates
2 Year U.S. Treasury Note (385 contracts, expiration date 12/31/2010)	0.08	119,281
5 Year U.S. Treasury Note (152 contracts, expiration date 12/31/2010)	0.04	60,148
10 Year U.S. Treasury Note (74 contracts, expiration date 12/31/2010)	0.01	16,500
30 Year U.S. Treasury Bond (26 contracts, expiration date 12/31/2010)	(0.00)	(2,375)
Other	0.17	273,794
Total interest rates	0.30	467,348

Livestock	(0.03)	(43,770)
Metals	1.03	1,620,652
Softs	0.33	512,528
Stock indices	0.45	700,658
Total long futures contracts	2.85	4,462,931

Short futures contracts:
Energies	(0.19)	(303,641)
Grains	0.09	139,713
Metals	(0.35)	(545,607)
Softs	(0.04)	(61,979)
Stock indices	0.00	2,566
Total short futures contracts	(0.49)	(768,948)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.36	3,693,983

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	3.26	5,111,299
Total short forward currency contracts	(0.66)	(1,036,562)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	2.60	4,074,737

TOTAL	4.96%	$7,768,720

(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2010 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$39,040,000	U.S. Treasury notes, 4.250%, 10/15/2010	24.96%	$39,101,000
26,200,000	U.S. Treasury notes, 0.875%, 03/31/2011	16.78	26,285,969
31,600,000	U.S. Treasury notes, 0.875%, 05/31/2011	20.26	31,738,250
39,040,000	U.S. Treasury notes, 1.000%, 08/31/2011	25.09	39,302,300
	Total investments in U.S. Treasury notes
	(amortized cost $136,308,418)	87.09%	$136,427,519

See notes to financial statements	(Concluded)

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

(Continued)

Nestor Partners
Condensed Schedule of Investments
(UNAUDITED)
December 31, 2009

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$18,000,000	U.S. Treasury notes, 1.750%, 03/31/2010	12.27%	$18,073,125
39,100,000	U.S. Treasury notes, 2.625%, 05/31/2010	26.82	39,491,000
39,040,000	U.S. Treasury notes, 3.875%, 07/15/2010	27.03	39,802,500
39,040,000	U.S. Treasury notes, 4.250%, 10/15/2010	27.31	40,217,300
	Total investments in U.S. Treasury notes
	(amortized cost $137,488,779)	93.43%	$137,583,925

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2010	2009
INVESTMENT INCOME:
Interest income	$135,675	$286,210

EXPENSES:
Brokerage fees	812,327	802,877
Administrative expenses	94,791	91,360
Custody fees	7,284	7,822
Total expenses	914,402	902,059

NET INVESTMENT LOSS	(778,727)	(615,849)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,225,780	1,276,444
Foreign exchange translation	(75,380)	-
Net change in unrealized:
Futures and forward currency contracts	10,315,133	5,394,994
Foreign exchange translation	149,057	66,313
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	39,612	(49,112)
Total net realized and unrealized gains	11,654,202	6,688,639

NET INCOME	10,875,475	6,072,790
LESS PROFIT SHARE TO GENERAL PARTNER	15,049	59
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$10,860,426	$6,072,731

(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2010	2009
INVESTMENT INCOME:
Interest income	$434,993	$1,619,340

EXPENSES:
Brokerage fees	2,448,232	2,572,222
Administrative expenses	283,334	291,537
Custody fees	20,832	26,263
Total expenses	2,752,398	2,890,022

NET INVESTMENT LOSS	(2,317,405)	(1,270,682)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,160,333	(15,088,820)
Foreign exchange translation	52,705	14,217
Net change in unrealized:
Futures and forward currency contracts	8,562,376	4,938,243
Foreign exchange translation	(24,989)	89,053
Net gains (losses) from U.S. Treasury notes:
Realized	-	87,250
Net change in unrealized	23,955	(1,229,822)
Total net realized and unrealized gains (losses)	12,774,380	(11,189,879)

NET INCOME (LOSS)	10,456,975	(12,460,561)
LESS PROFIT SHARE TO GENERAL PARTNER	17,123	4,965
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$10,439,852	$(12,465,526)

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2010:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2010	$81,832,304	$61,688,413	$-	$3,732,571	$147,253,288
Contributions	947,700	706,379	-	-	1,654,079
Withdrawals	(2,590,967)	(125,000)	-	-	(2,715,967)
Net income	4,884,887	5,249,490	-	322,598	10,456,975
General Partner's allocation:
New Profit-Accrued	(17,123)	-	17,123	-	-
PARTNERS' CAPITAL-
September 30, 2010	$85,056,801	$67,519,282	$17,123	$4,055,169	$156,648,375

For the nine months ended September 30, 2009:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2009	$97,990,719	$65,378,126	$-	$3,950,576	$167,319,421
Contributions	3,738,022	802,546	-	-	4,540,568
Withdrawals	(9,990,964)	(701,449)	-	-	(10,692,413)
Net loss	(8,238,413)	(3,987,838)	(422)	(233,888)	(12,460,561)
General Partner's allocation:
New Profit-Accrued	(4,965)	-	4,965	-	-
PARTNERS' CAPITAL-
September 30, 2009	$83,494,399	$61,491,385	$4,543	$3,716,688	$148,707,015

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2010	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment loss (a)	(3.41)%	(0.44)%

Total expenses (a)	3.77%	0.80%
Profit share allocation (b)	0.02%	-%
Total expenses and profit share allocation	3.79%	0.80%

Total return before profit share allocation (b)	7.08%	7.88%
Profit share allocation (b)	(0.02)%	-%
Total return after profit share allocation	7.06%	7.88%

For the three months ended September 30, 2009	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(3.02)%	0.05%

Total expenses (a)	3.81%	0.73%
Profit share allocation (b)	-%	-%
Total expenses and profit share allocation	3.81%	0.73%

Total return before profit share allocation (b)	3.90%	4.70%
Profit share allocation (b)	-%	-%
Total return after profit share allocation	3.90%	4.70%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2010	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment loss (a)	(3.41)%	(0.41)%

Total expenses (a)	3.79%	0.79%
Profit share allocation (b)	0.02%	0.00%
Total expenses and profit share allocation	3.81%	0.79%

Total return before profit share allocation (b)	6.02%	8.43%
Profit share allocation (b)	(0.02)%	0.00%
Total return after profit share allocation	6.00%	8.43%

For the nine months ended September 30, 2009	Limited Partners	Special Limited Partners

Ratios to average capital:
Net investment income (loss) (a)	(2.39)%	0.67%

Total expenses (a)	3.79%	0.71%
Profit share allocation (b)	0.01%	-%
Total expenses and profit share allocation	3.80%	0.71%

Total return before profit share allocation (b)	(8.25)%	(6.11)%
Profit share allocation (b)	0.01%	-%
Total return after profit share allocation	(8.24)%	(6.11)%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2010 and December 31, 2009 and the results of its operations for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. The December 31, 2009 information has been derived from the audited financial statements as of December 31, 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of Millburn Ridgefield Corporation (the “General Partner”), The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $94,791 and $283,334 during the three and nine months ended September 30, 2010, of which $19,589 and $108,824 relates to legal and accounting services provided to the Partnership by TMC, respectively.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at September 30, 2010.

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

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements, the impact of a tax position and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Based on a review of the Partnership’s open tax years, 2007 to 2009, for the U.S. Federal jurisdiction, the New York and New Jersey State jurisdictions, and the New York City jurisdiction, it did not have an impact on the Partnership.  The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners are responsible for the payment of taxes.

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

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

OTC derivatives, or forward currency contracts, are valued based on pricing models that consider the current market prices plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments. The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

In January 2010 the FASB issued ASU 2010-6, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy including the reasons and the timing of the transfers.  Additionally the guidance requires a rollforward of activities separately reporting purchases, sales, issuances and settlements for assets and liabilities measured using significant unobservable inputs (Level 3).  The guidance is effective for annual reporting periods that begin after December 15, 2009 and for interim periods within those annual reporting periods expect for the changes to the disclosure of rollforward activities for any Level 3 fair value measurements which are effective for annual periods that begin after December 15, 2010 and for interim periods within those annual reporting periods.  During the nine months that ended September 30, 2010 there were no transfers of assets or liabilities between Level 1 and Level 2.

The following tables set forth by level and major category within the fair value hierarchy:

Financial Assets at Fair Value as of September 30, 2010

	Level 1	Level 2	Total
U.S. Treasury Notes	$136,427,519	$-	$136,427,519
Short-Term Money Market Fund	10,021,556	-	10,021,556
Exchange-Traded
Futures Contracts	3,693,983	-	3,693,983
Over-the-Counter
Forward Currency Contracts	-	4,074,737	4,074,737
Total assets at fair value	$150,143,058	$4,074,737	$154,217,795

Financial Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Total
U.S. Treasury Notes	$137,583,925	$-	$137,583,925
Short-Term Money Market Fund	8,497,230	-	8,497,230
Exchange-Traded
Futures Contracts	964,406	-	964,406
Over-the-Counter
Forward Currency Contracts	-	(1,758,062)	(1,758,062)
Total financial assets at fair value	$147,045,561	$(1,758,062)	$145,287,499

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

The Partnership engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector:

Agricultural (grains, livestock and softs) – The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Currencies – Exchange rate risk is a principal market exposure of the Partnership.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  The fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Partnership trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies –  The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East and economic conditions worldwide.  Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone.  However, the Partnership also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that interest rates in the industrialized countries, both long-term and short-term, will remain the primary market exposure of the Partnership for the foreseeable future.

Metals – The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2010 and December 31, 2009. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$992,491	$(162,330)	$424,660	$(728,301)	$526,520
Grains	614,466	(239,112)	139,713	-	515,067
Interest rates	844,186	(376,838)	-	-	467,348
Livestock	-	(43,770)	-	-	(43,770)
Metals	1,620,652	-	-	(545,607)	1,075,045
Softs	512,528	-	-	(61,979)	450,549
Stock indices	902,932	(202,274)	25,264	(22,698)	703,224
Total futures contracts:	5,487,255	(1,024,324)	589,637	(1,358,585)	3,693,983

Forward currency contracts	5,370,566	(259,267)	740,493	(1,777,055)	4,074,737

Total futures and forward currency contracts	$10,857,821	$(1,283,591)	$1,330,130	$(3,135,640)	$7,768,720

Fair Value of Futures and Forward Currency Contracts at December 31, 2009

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$2,078,011	$(69,350)	$39,100	$(1,755,156)	$292,605
Grains	68,608	-	18,238	(102,165)	(15,319)
Interest rates	16,678	(1,854,856)	16,764	(10,122)	(1,831,536)
Livestock	-	-	-	(42,540)	(42,540)
Metals	672,035	(164,621)	7,338	(298,710)	216,042
Softs	515,690	-	1,707	(24,898)	492,499
Stock indices	1,972,536	(77,893)	-	(41,988)	1,852,655
Total futures contracts:	5,323,558	(2,166,720)	83,147	(2,275,579)	964,406

Forward currency contracts	755,530	(3,256,715)	1,218,522	(475,399)	(1,758,062)

Total futures and forward currency contracts	$6,079,088	$(5,423,435)	$1,301,669	$(2,750,978)	$(793,656)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2010 and 2009 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading Gains (Losses) of Futures and Forward Currency Contracts for the Three and Nine Months Ended September 30, 2010 and 2009

Sector	Three months ended: September 30, 2010	Three months ended: September 30, 2009	Nine months ended: September 30, 2010	Nine months ended: September 30, 2009
Futures contracts:
Currencies	$-	$-	$-	$2,563
Energies	361,388	(926,213)	(1,698,474)	(2,794,406)
Grains	(833,014)	303,112	(590,878)	(65,614)
Interest rates	3,687,028	1,802,057	17,854,925	(1,541,772)
Livestock	208,320	107,200	(62,660)	469,200
Metals	839,458	366,704	(360,418)	(3,611,347)
Softs	627,647	467,645	(122,253)	(253,659)
Stock indices	3,281,579	2,220,983	(4,620,612)	(1,097,892)
Total futures contracts:	8,172,406	4,341,488	10,399,630	(8,892,927)

Forward currency contracts	3,368,507	2,329,950	2,323,079	(1,257,650)

Total futures and
forward currency contracts	$11,540,913	$6,671,438	$12,722,709	$(10,150,577)

The  following table presents average notional value by sector of open futures and forward currency contracts for the nine months ending September 30, 2010 and 2009 in U.S. dollars. The Partnership’s average net asset value for the nine months ending September 30, 2010 and 2009 was approximately $151,000,000 and $155,000,000, respectively.

Average Notional Value by Sector of Open Futures and Forward Currency Contracts for the Nine Months Ending September 30, 2010 and 2009

	September 30, 2010		September 30, 2009
	Long Positions	Short Positions	Long Positions	Short Positions
Sector
Currencies	$-	$-	$-	$498,113
Energies	31,229,760	22,819,243	9,622,870	14,457,467
Grains	7,955,141	7,879,432	3,148,818	8,924,812
Interest Rates	237,065,920	10,114,916	124,010,496	5,115,104
Livestock	3,969,407	3,917,770	-	4,647,803
Metals	28,269,554	15,724,224	4,765,115	9,177,174
Softs	5,020,112	1,332,261	1,637,816	3,364,464
Stock indices	80,953,692	2,777,781	38,218,797	16,735,716
Futures - Total	394,463,586	64,565,627	181,403,912	62,920,653
Forward currency contracts	121,604,341	39,191,979	49,198,549	27,561,316
Total notional	$516,067,927	$103,757,606	$230,602,461	$90,481,969

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at September 30, 2010 and 2009. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and trading counterparties which the General Partner believes to be creditworthy. In addition, for OTC forward currency contracts, the Partnership enters into master netting agreements with its counterparties. Collateral posted at the various counterparties for trading of futures and forward currency contracts includes cash and U.S. Treasury notes.

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Partnership’s concentration of credit risk associated with DB and MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS.  The amount of such credit risk was $17,097,554 and $12,172,025 at September 30, 2010 and September 30, 2009, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership raises additional capital only through the sale of Interests. Partnership capital may also be increased by interest income and trading profits, if any. The Partnership does not engage in borrowing. Interests may be offered for sale as of the beginning of each month.

The Partnership trades futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. Due to the nature of the Partnership's business, substantially all its assets are represented by cash and U.S. government obligations, while the Partnership maintains its market exposure through open futures and forward contract positions.

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

PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2010 and 2009. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30, 2010	September 30, 2009

Profit share earned	$-	$-
Reversal of profit share (1)	(2,074)	-
Profit share accrued (2)	17,123	59
Total profit share	$15,049	$59

	Nine months ended:
	September 30, 2010	September 30, 2009

Profit share earned	$-	$4,906
Profit share accrued (2)	17,123	59
Total profit share	$17,123	$4,965

(1) At July 1
(2) At September 30

RESULTS OF OPERATIONS

During its operations for the three and nine months ending September 30, 2010, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2010

Total
Partners'
Month Ending:	Capital
September 30, 2010	$156,648,375
June 30, 2010	146,478,217
December 31, 2009	147,253,288

	Three Months	Nine Months
Change in Partners' Capital	$10,170,158	$9,395,087
Percent Change	6.94%	6.38%

THREE MONTHS ENDED SEPTEMBER 30, 2010

The increase in the Partnership’s net assets of $10,170,158 was attributable to a net gain (before profit share) of $10,875,475 and contributions of $269,976, which was partially offset by withdrawals of $975,293.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2010 increased $9,450 relative to the corresponding period in 2009. The increase was due primarily to an increase in the average net assets of the Partnership during the three months ended September 30, 2010 relative to the corresponding period in 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  Administrative expenses for the three months ended September 30, 2010 increased $3,431 relative to the corresponding period in 2009. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended September 30, 2010, relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian.  Interest income for the three months ended September 30, 2010 decreased $150,535 relative to the corresponding period in 2009. This decrease was due to a decrease in short-term Treasury yields during the three months ended September 30, 2010, relative to the corresponding period in 2009.

During the three months ended September 30, 2010, the Partnership experienced net realized and unrealized gains of $11,654,202 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $812,327, administrative expenses of $94,791 and custody fees of $7,284 and an accrued profit share allocation to the General Partner of $15,049 were incurred. Interest income of $135,675 partially offset the Partnership's expenses resulting in a net gain after profit share to the General Partner of $10,860,426. An analysis of the trading income (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.28%
Energies	0.25%
Grains	-0.60%
Interest Rates	2.61%
Livestock	0.15%
Metals	0.57%
Softs	0.42%
Stock Indices	2.26%
Trading Gain	7.94%

NINE MONTHS ENDED SEPTEMBER 30, 2010

The increase in the Partnership’s net assets of $9,395,087 was attributable to a net gain (before profit share) of $10,456,975 and contributions of $1,654,079, which was partially offset by withdrawals of $2,715,967.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2010 decreased $123,990 relative to the corresponding period in 2009. The decrease was due primarily to a decrease in the average net assets of the Partnership during the nine months ended September 30, 2010 relative to the corresponding period in 2009.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  Administrative expenses for the nine months ended September 30, 2010 decreased $8,203 relative to the corresponding period in 2009. The decrease was due mainly to a decrease in the Partnership’s average net assets during the nine months ended September 30, 2010, relative to the corresponding period in 2009.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian.  Interest income for the nine months ended September 30, 2010 decreased $1,184,347 relative to the corresponding period in 2009. This decrease was due partially to a decrease in the Partnership’s average net assets but mainly to a decrease in short-term Treasury yields during the nine months ended September 30, 2010, relative to the corresponding period in 2009.

During the nine months ended September 30, 2010, the Partnership experienced net realized and unrealized gains of $12,774,380 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,448,232, administrative expenses of $283,334, custody fees of $20,832 and a profit share of $17,123. Interest income of $434,993 partially offset the Partnership's expenses resulting in a net gain after profit share to General Partner of $10,439,852. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.48%
Energies	-1.13%
Grains	-0.44%
Interest Rates	13.02%
Livestock	-0.02%
Metals	-0.26%
Softs	-0.10%
Stock Indices	-3.83%
Trading Gain	8.72%

MANAGEMENT DISCUSSION – 2010

Three months ended September 30, 2010

The Limited Partners’ and Special Limited Partners’ net asset value increased 7.06% and 7.88%, respectively, for the three months ended September 30, 2010.  Trading interest rate futures, stock index futures, currency forwards and, to a lesser extent, metal futures and energy futures was profitable.  Agricultural commodity futures trading had no appreciable impact on performance.

Fed Chairman Bernanke’s July statement that “the economic outlook is unusually uncertain” was reflected in the markets’ schizophrenic attitude toward risk during the quarter swinging from risk seeking in July to risk aversion in August and back to risk seeking in September.

Long positions in U.S. and European notes and bonds and in dollar short-term interest rate futures were very profitable in the third quarter, especially in July and August when investors were seeking safety and the Fed was emphasizing its intention to maintain low interest rates for an extended period.  Meanwhile, long Australian interest rate futures positions produced losses as the Reserve Bank of Australia raised official rates in response to a buoyant domestic economy.  Late in the quarter, concerns about tighter monetary policies and the need to finance large deficits led to higher yields, somewhat reducing earlier gains.

Favorable earnings reports, easy monetary policy and, by September, some improvement in the worldwide growth outlook supported equity markets.  Profits were generated from long stock index futures positions in the US, Europe, Canada, Mexico, Korea and Singapore while short positions in Japanese and Australian index futures produced small losses.

During the quarter, the threat of competitive devaluations, capital controls, currency interventions and trade wars became an almost daily part of official discussions and pronouncements.  The U.S., euro-zone and Japan all seemed to be vying for the dubious honor of having the poorest outlook.  The dollar slid significantly versus commodity oriented, higher growth and high interest rate currencies.  Long positions were profitable in the currencies of Brazil, India, Columbia, Chile, Australia, Singapore, South Africa and Turkey.  Turning to non-dollar cross rates, short euro positions versus the Czech, Polish and Swedish units and a long Aussie dollar/short Canadian dollar trade were profitable.

Gold and silver prices benefitted from the flight out of paper currencies and an improving optimism about economic growth, especially in Asia, which also boosted industrial metals.  Long positions in gold, silver, tin, copper and nickel produced profits, while short aluminum, lead and zinc positions sustained losses.

In the energy sector, trading of crude and oil products generated a small loss that was partially offset by profits from natural gas trading.

Agricultural commodities were buffeted by supply and weather problems.  A long cotton position was profitable but losses on short corn, wheat and sugar positions in July and August more than offset that gain.

Three months ended June 30, 2010

The Limited Partners and Special Limited Partners had negative returns of 6.09% and 5.39%, respectively, for the three months ended June 30, 2010.  Losses from trading stock index futures, currency forwards, energy futures and to a lesser extent metal and agricultural commodity futures well outpaced the significant gains from trading interest rate futures.

While the quarter started on a positive note, several significant events in May including the European debt crisis, the May 6 “flash crash,” weaker economic data from China, the sinking of a South Korea naval vessel and the BP oil leak triggered abrupt price moves and trend reversals that resulted in a sizable loss for the Partnership and ushered in a plethora of uncertainties that produced further erosion in the net asset value during June.  Market participants wondered: Is inflation or deflation to be feared?  Is growth slowing temporarily or are we facing the second leg of a double-dip recession?  Will government fiscal policies focus on supporting aggregate demand or on reducing deficits and borrowing?  How will changes in financial regulations worldwide impact business growth potential?  How will the developed nations’ sovereign debt crisis play out?  In this environment, risk aversion, that had been absent in April, resurfaced unexpectedly in May and June.  Consequently, equity prices declined and commodity prices weakened which put pressure on commodity and growth oriented currencies and safe haven funds flowed into precious metals and into U.S., German, British and Japanese government securities.

The Partnership entered the quarter with long positions in most stock index futures and, therefore, suffered losses from the global equity market sell-off as measured by the abrupt 15% drop in the MSCI World Equity Index that occurred between late April and late May.  Losses were broad-based and sustained from trading of U.S., European, Asian and South African indices.

Short dollar positions versus the growth oriented and commodity currencies  of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven U.S. dollars.  A long dollar position versus the euro was profitable.  Non-dollar cross rate trading was almost flat for the quarter as profits from short euro and Scandinavian currency trades countered losses from other short Swiss, Australian and New Zealand dollar trades.

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

Three months ended March 31, 2010

The Limited Partners and Special Limited Partners had positive returns, net of all fees, of 5.43% and 6.24%, respectively, for the three months ended March 31, 2010.  Profits from trading interest rate, energy, grain and metal futures and forward currency contracts well outpaced the fractional losses sustained from trading equity, soft commodity and livestock futures.

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

Sector	% Gain/ (Loss)
Currencies	1.53%
Energies	-0.64%
Grains	0.20%
Interest Rates	1.23%
Livestock	0.07%
Metals	0.25%
Softs	0.33%
Stock Indices	1.49%
Trading Gain	4.46%

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

Sector	% Gain/ (Loss)
Currencies	-0.78%
Energies	-1.89%
Grains	0.00%
Interest Rates	-1.03%
Livestock	0.30%
Metals	-2.23%
Softs	-0.11%
Stock Indices	-0.60%
Trading Loss	-6.34%

MANAGEMENT DISCUSSION – 2009

Three months ended September 30, 2009

For the three months ended September 30, 2009, the Limited Partners and Special Limited Partners had returns, net of fees, of 3.90% and 4.70%, respectively.  The financial markets led the way to profitable results in the third quarter, while commodities had a limited positive impact.  Currencies were the most profitable sector, while long stock index and interest rate futures positions continued to contribute to positive performance.

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

After rising and falling in tandem earlier in the year, stocks and commodities have begun to diverge, with commodity prices beginning to reflect specific factors relevant to each market.  Overall, the commodity sector of the portfolio was fractionally positive.  Energy trading was negative as the long downtrend in natural gas and uptrend in gasoline reversed and moderate losses were sustained on short natural gas and long gasoline positions. Trading of crude oil also was not profitable.  Metals were slightly positive with gains on long positions in gold, silver (related to a weaker dollar), lead and copper outweighing a loss on  aluminum trading.  Agricultural commodities were fractionally positive.  Short positions in various wheat contracts and long positions in sugar and cocoa were profitable.  Long positions in soybeans and soybean meal, and a short position in coffee were unprofitable.

Three months ended June 30, 2009

For the three months ended June 30, 2009, the Limited Partners and Special Limited Partners had negative returns, net of all fees, of 9.60% and 8.91%, respectively.  The trend reversals which had commenced abruptly in mid-March continued in April and May, and were followed in June by volatile non-directional range trading. Consequently losses were sustained in each of the major sectors of the portfolio: interest rates, stock indices, currencies, energy, metals and agricultural commodities.

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

 Three months ended March 31, 2009

For the three months ended March 31, 2009, the Limited Partners and Special Limited Partners had negative returns, net of all fees, of 2.31% and 1.56%, respectively. As the year began, the trends which had been dominant since the middle of 2008—declining equities, declining commodities, declining interest rates, and a rising U.S. dollar—persisted and the Partnership posted a moderate gain.  However, in early March, many of these trends reversed abruptly and the Partnership suffered a loss during the final three weeks of the quarter that more than outweighed the earlier gain.  For the quarter, trading of metals, currencies, energy and soft commodities futures was unprofitable while trading of interest rate futures, and to a lesser extent equity and livestock futures was profitable.

For much of the quarter, a profusion of international government interventions failed to allay concerns about the ongoing financial and economic crisis which continued to roil markets. In this environment, the Partnership continued to hold short positions in equity indices worldwide; short positions in most energy, metals, and agricultural commodity markets; long positions in interest rate futures; and long U.S. dollar positions.  Consequently, into early March, as equity and commodity prices fell, and as the dollar rose, the Partnership registered a gain.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within one year of the trade date and substantially all such contracts are held by the Partnership for less than one year before being offset or rolled over into new contracts with similar maturities.  The financial statements present a condensed schedule of investments setting forth the Partnership’s open futures, forward and other contracts at September 30, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell limited partnership interests ("Interests") at the beginning of each calendar month.  On July 1, 2010, August 1, 2010 and September 1, 2010, the Partnership sold Interests to new and existing limited partners of $0, $42,700 and $100,000, respectively.  On July 1, 2010, August 1, 2010 and September 1, 2010 the Partnership sold Interests to existing special limited partners in the amount of $4,664, $5,488 and $117,124, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act.

(c)  Pursuant to the Partnership’s Agreement of Limited Partnership, Limited Partners may redeem their Interests at the end of each calendar month at the then current month-end net asset value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended September 30, 2010:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2010	$(212,559)	$(25,000)	$(237,559)
August 31, 2010	(636,509)	-	(636,509)
September 30, 2010	(41,225)	(60,000)	(101,225)
Total	$(890,293)	$(85,000)	$(975,293)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  (a) Exhibits -

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

Date: November 15, 2010
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)