Form 10-Q
period 2011-03-31
NESTOR PARTNERS
filed 2011-05-16
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2011
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

Yes ☐        No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three months ended March 31, 2011 and 2010 (unaudited)

(a) At March 31, 2011 and December 31, 2010
(b) For the three months ended March 31, 2011 and 2010 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2011	2010
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $35,367,076 and $26,680,345)	$35,389,817	$26,694,380
Net unrealized appreciation on open futures and forward currency contracts	2,495,485	6,859,559
Due from brokers	3,556,370	2,628,941
Cash denominated in foreign currencies (cost $1,162,138 and $1,575,531)	1,179,307	1,606,537
Total equity in trading accounts	42,620,979	37,789,417

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $109,110,467 and $120,315,587)	109,139,694	120,375,145
CASH AND CASH EQUIVALENTS	9,300,905	7,727,993
ACCRUED INTEREST RECEIVABLE	254,843	258,752
TOTAL	$161,316,421	$166,151,307

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$100,000	$265,000
Net unrealized depreciation on open futures and forward currency contracts	253,437	-
Accrued brokerage fees	260,526	276,126
Cash denominated in foreign currencies (cost $-118,365 and $-85,672)	123,404	85,939
Accrued expenses	354,461	252,576
Capital withdrawals payable	2,352,709	2,749,778
Total liabilities	3,444,537	3,629,419

PARTNERS' CAPITAL	157,871,884	162,521,888

TOTAL	$161,316,421	$166,151,307

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
March 31, 2011 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.66%	$1,032,010
Grains	0.25	395,732
Interest rates
2 Year U.S. Treasury Note (113 contracts, expiration date 06/30/2011)	(0.05)	(80,656)
5 Year U.S. Treasury Note (28 contracts, expiration date 06/30/2011)	(0.02)	(23,906)
10 Year U.S. Treasury Note (23 contracts, expiration date 06/30/2011)	(0.00)	(516)
Other	(0.07)	(116,976)
Total interest rates	(0.14)	(222,054)

Livestock	0.09	143,640
Metals	0.11	175,012
Softs	(0.05)	(79,481)
Stock indices	0.93	1,471,860
Total long futures contracts	1.85	2,916,719

Short futures contracts:
Energies	(0.26)	(412,790)
Grains	(0.09)	(134,325)
Interest rates	0.09	142,544
Metals	(0.12)	(197,947)
Softs	0.00	3,293
Stock indices	(0.05)	(79,887)
Total short futures contracts	(0.43)	(679,112)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.42	2,237,607

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.74	2,750,648
Total short forward currency contracts	(1.74)	(2,746,207)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.00	4,441

TOTAL	1.42%	$2,242,048

(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2011 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$36,010,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.84%	$36,055,013
36,010,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.89	36,133,784
36,010,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.89	36,139,411
36,010,000	U.S. Treasury notes, 0.875%, 02/29/2012	22.93	36,201,303
	Total investments in U.S. Treasury notes (amortized cost $144,477,543)	91.55%	$144,529,511

See notes to financial statements	(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2010 UNAUDITED

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.33%	$535,871
Grains	0.73	1,185,251
Interest rates
2 Year U.S. Treasury Note (313 contracts, expiration date 03/31/2011)	(0.03)	(59,531)
Other	0.20	328,950
Total interest rates	0.17	269,419

Livestock	0.06	102,440
Metals	1.18	1,917,417
Softs	0.32	528,094
Stock indices	0.57	921,935
Total long futures contracts	3.36	5,460,427

Short futures contracts:
Energies	(0.15)	(242,600)
Grains	(0.08)	(127,613)
Interest rates	(0.01)	(16,482)
Livestock	(0.03)	(53,150)
Metals	(0.13)	(208,450)
Softs	(0.03)	(48,384)
Stock indices	0.06	90,872
Total short futures contracts	(0.37)	(605,807)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.99	4,854,620

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.61	2,617,508
Total short forward currency contracts	(0.38)	(612,569)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.23	2,004,939

TOTAL	4.22%	$6,859,559

(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2010 UNAUDITED

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$36,640,000	U.S. Treasury notes, 0.875%, 03/31/2011	22.58%	$36,702,975
36,640,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.61	36,748,775
36,640,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.66	36,828,925
36,640,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.64	36,788,850
	Total investments in U.S. Treasury notes (amortized cost $146,995,932)	90.49%	$147,069,525

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2011	2010
INVESTMENT INCOME:
Interest income	$125,713	$152,730

EXPENSES:
Brokerage fees	836,616	819,227
Administrative expenses	101,885	92,934
Custody fees and other expenses	7,728	6,768
Total expenses	946,229	918,929

NET INVESTMENT LOSS	(820,516)	(766,199)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	3,420,889	2,278,225
Foreign exchange translation	3,969	69,383
Net change in unrealized:
Futures and forward currency contracts	(4,617,511)	7,054,065
Foreign exchange translation	(18,609)	(24,654)
Net gains (losses) from U.S. Treasury notes:
Realized	5,099	-
Net change in unrealized	(21,625)	(10,524)
Total net realized and unrealized gains (losses)	(1,227,788)	9,366,495

NET INCOME (LOSS)	(2,048,304)	8,600,296
LESS PROFIT SHARE TO GENERAL PARTNER	1,980	10,264
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(2,050,284)	$8,590,032

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2011:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2011	$87,381,201	$71,314,986	$-	$3,825,701	$162,521,888
Contributions	465,000	-	-	-	465,000
Withdrawals	(1,037,191)	(2,029,509)	-	-	(3,066,700)
Net loss	(1,387,554)	(629,327)	(52)	(31,371)	(2,048,304)
General Partner's allocation:
New Profit-Accrued	(1,980)	-	1,980	-	-
PARTNERS' CAPITAL-
March 31, 2011	$85,419,476	$68,656,150	$1,928	$3,794,330	$157,871,884

For the three months ended March 31, 2010:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2010	$81,832,304	$61,688,413	$-	$3,732,571	$147,253,288
Contributions	655,000	496,284	-	-	1,151,284
Withdrawals	(691,318)	(20,000)	-	-	(711,318)
Net income	4,481,453	3,883,362	-	235,481	8,600,296
General Partner's allocation:
New Profit-Accrued	(10,264)	-	10,264	-	-
PARTNERS' CAPITAL-
March 31, 2010	$86,267,175	$66,048,059	$10,264	$3,968,052	$156,293,550

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2011 and 2010	Limited Partners		Special Limited Partners
	2011	2010	2011	2010

Ratios to average capital:
Net investment loss (a)	(3.40)%	(3.41)%	(0.47)%	(0.39)%

Total expenses (a)	3.70%	3.82%	0.77%	0.80%
Profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total expenses and profit share allocation	3.70%	3.83%	0.77%	0.80%

Total return before profit share allocation (b)	(1.60)%	5.44%	(0.88)%	6.24%
Profit share allocation (b)	(0.01)%	(0.01)%	0.00%	0.00%
Total return after profit share allocation	(1.61)%	5.43%	(0.88)%	6.24%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2011 and December 31, 2010 and the results of its operations for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

The Income Taxes topic of the FASB Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of a tax position and if that position is more likely than not of not being sustained on audit based on the technical merits of the position. Based on a review of the Partnership’s open tax years, 2007 to 2010, for the U.S. Federal jurisdiction, the New York and New Jersey state jurisdictions and the New York City jurisdiction, it did not have an impact on the Partnership.  The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2010.

2. FAIR VALUE

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

Cash Instruments.  The Partnership’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. The Millburn Ridgefield Corporation (the "General Partner") does not adjust the quoted price for such instruments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

During the three months ended March 31, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hierarchy. At March 31, 2011 and December 31, 2010, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$144,529,511	$-	$144,529,511

Cash and cash equivalents
Cash	160,000	-	160,000
Short-term money market fund	9,140,905	-	9,140,905
Total cash and cash equivalents	9,300,905	-	9,300,905

Exchange-traded futures contracts
Energies	619,220	-	619,220
Grains	261,407	-	261,407
Interest rates	(79,510)	-	(79,510)
Livestock	143,640	-	143,640
Metals	(22,935)	-	(22,935)
Softs	(76,188)	-	(76,188)
Stock indices	1,391,973	-	1,391,973
Total exchange-traded futures contracts	2,237,607	-	2,237,607

Over-the-counter forward currency contracts	-	4,441	4,441

Total futures and forward currency contracts (2)	2,237,607	4,441	2,242,048

Total financial assets and liabilities at fair value	$156,068,023	$4,441	$156,072,464

Per line item in Statments of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$35,389,817
Investments in U.S. Treasury notes held in custody			109,139,694
Total investments in U.S. Treasury notes			$144,529,511
(2)
Net unrealized appreciation on futures and forward currency contracts			$2,495,485
Net unrealized depreciation on futures and forward currency contracts			(253,437)
Net unrealized appreciation and depreciation on futures and forward currency contracts			$2,242,048

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes	$147,069,525	$-	$147,069,525

Cash and cash equivalents
Cash	160,000	-	160,000
Short-term money market fund	7,567,993	-	7,567,993
Total cash and cash equivalents	7,727,993	-	7,727,993

Exchange-traded futures contracts
Energies	293,271	-	293,271
Grains	1,057,638	-	1,057,638
Interest rates	252,937	-	252,937
Livestock	49,290	-	49,290
Metals	1,708,967	-	1,708,967
Softs	479,710	-	479,710
Stock indices	1,012,807	-	1,012,807
Total exchange-traded futures contracts	4,854,620	-	4,854,620

Over-the-counter forward currency contracts	-	2,004,939	2,004,939

Total futures and forward currency contracts	4,854,620	2,004,939	6,859,559

Total financial assets and liabilities at fair value	$159,652,138	$2,004,939	$161,657,077

Per line item in Statments of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$26,694,380
Investments in U.S. Treasury notes held in custody			120,375,145
Total investments in U.S. Treasury notes			$147,069,525
(2)
Net unrealized appreciation on futures and forward currency contracts			$6,859,559
Net unrealized depreciation on futures and forward currency contracts			-
Net unrealized appreciation and depreciation on futures and forward currency contracts			$6,859,559

3. DERIVATIVE INSTRUMENTS

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

The Partnership engages in the speculative trading of futures and forward contracts on interest rates, grains, softs, currencies, metals, energies, livestock and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2011, by market sector:

Agricultural (grains, livestock and softs) – The Partnership’s primary exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

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

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone.  However, the Partnership also may take positions in futures contracts on the government debt of other nations.  The General Partner anticipates that interest rates in the industrialized countries, both long-term and short-term, will remain the interest rate market exposure of the Partnership for the foreseeable future.

Metals – The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock Indices – The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty, respectively are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a liability position by counterparty, respectively are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$1,045,573	$(13,563)	$-	$(412,790)	$619,220
Grains	466,895	(71,163)	85,300	(219,625)	261,407
Interest rates	95,595	(317,649)	143,513	(969)	(79,510)
Livestock	143,640	-	-	-	143,640
Metals	735,906	(560,894)	37,629	(235,576)	(22,935)
Softs	217,895	(297,376)	3,293	-	(76,188)
Stock indices	1,486,265	(14,405)	14,350	(94,237)	1,391,973
Total futures contracts:	4,191,769	(1,275,050)	284,085	(963,197)	2,237,607

Forward currency contracts	3,997,541	(1,246,893)	865,957	(3,612,164)	4,441

Total futures and forward currency contracts	$8,189,310	$(2,521,943)	$1,150,042	$(4,575,361)	$2,242,048

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$648,021	$(112,150)	$-	$(242,600)	$293,271
Grains	1,185,251	-	-	(127,613)	1,057,638
Interest rates	350,149	(80,730)	16,584	(33,066)	252,937
Livestock	102,440	-	-	(53,150)	49,290
Metals	1,917,417	-	-	(208,450)	1,708,967
Softs	529,281	(1,187)	3,046	(51,430)	479,710
Stock indices	1,116,187	(194,252)	91,892	(1,020)	1,012,807
Total futures contracts:	5,848,746	(388,319)	111,522	(717,329)	4,854,620

Forward currency contracts	3,159,489	(541,981)	896,617	(1,509,186)	2,004,939

Total futures and forward currency contracts	$9,008,235	$(930,300)	$1,008,139	$(2,226,515)	$6,859,559

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2011 and 2010

Sector	2011	2010
Futures contracts:
Energies	$4,440,622	$1,010,440
Grains	(592,835)	548,388
Interest rates	(1,972,173)	5,222,908
Livestock	170,460	(141,320)
Metals	587,002	164,013
Softs	364,748	(425,845)
Stock indices	(3,586,964)	(48,748)
Total futures contracts:	(589,140)	6,329,836

Forward currency contracts	(607,482)	3,002,454

Total futures and forward currency contracts	$(1,196,622)	$9,332,290

The  following table presents average notional value by sector of open futures and forward currency contracts for the three months ending March 31, 2011 and 2010 in U.S. dollars. The Partnership’s average net asset value for the three months ending March 31, 2011 and 2010 was approximately $162,000,000 and $152,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2011 and 2010

	2011		2010
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$35,329,433	$9,487,525	$38,798,196	$26,033,988
Grains	17,406,593	5,035,475	3,109,480	7,642,787
Interest rates	100,930,564	19,101,200	238,220,927	14,949,849
Livestock	2,674,265	287,100	4,476,700	3,917,770
Metals	27,691,317	2,369,125	22,113,055	5,895,218
Softs	5,904,787	666,672	5,505,612	1,051,473
Stock indices	86,609,310	3,383,265	103,121,685	3,270,618
Total futures contracts:	276,546,269	40,330,362	415,345,655	62,761,703

Forward currency contracts	191,454,789	34,293,582	135,550,326	42,724,160

Total futures and forward currency contracts	$468,001,058	$74,623,944	$550,895,981	$105,485,863

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments, translated to U.S. dollars at March 31, 2011 and 2010. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Partnership’s concentration of credit risk associated with DB and MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS.  The amount of such credit risk was $24,792,282 and $16,420,836 at March 31, 2011 and December 31, 2010, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2011 and 2010. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31, 2011	March 31, 2010

Profit share earned	$1,980	$-
Profit share accrued	-	10,264
Total profit share	$1,980	$10,264

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $101,885 and $92,934 during the three months ended March 31, 2011 and 2010 respectively, of which $66,272 and $49,233, respectively, relates to legal and accounting services provided to the Partnership by TMC.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at March 31, 2011.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Partnership's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner's trading methods are confidential so that substantially the only information that can be furnished regarding the Partnership's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Partnership has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

Interests (“Interests”) may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

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

During its operations for the three months ending March 31, 2011, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2011

Total
Partners'
Month Ending:	Capital
March 31, 2011	$157,871,884
December 31, 2010	162,521,888

Three Months
Change in Partners' Capital	$(4,650,004)
Percent Change	(2.86)%

THREE MONTHS ENDED MARCH 31, 2011

The decrease in the Partnership’s net assets of $4,650,004 was attributable to a net loss (before profit share) of $2,048,304 and withdrawals of $3,066,700, which was partially offset by contributions of $465,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2011 increased $17,389 relative to the corresponding period in 2010. The increase was due primarily to an increase in the average net assets of the Partnership during the three months ended March 31, 2011 relative to the corresponding period in 2010.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  Administrative expenses for the three months ended March 31, 2011 increased $8,951 relative to the corresponding period in 2010. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended March 31, 2011, relative to the corresponding period in 2010.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian.  Interest income for the three months ended March 31, 2011 decreased $27,017 relative to the corresponding period in 2010. This decrease was due to a decrease in short-term Treasury yields during the three months ended March 31, 2011 relative to the corresponding period in 2010.

During the three months ended March 31, 2011, the Partnership experienced net realized and unrealized losses of $1,227,788 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $836,616, administrative expenses of $101,885, custody fees and other expenses of $7,728 and an accrued profit share allocation to the General Partner of $1,980 were incurred. Interest income of $125,713 partially offset the Partnership's expenses resulting in a net loss after profit share to the General Partner of $2,050,284. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.38)%
Energies	2.74%
Grains	(0.37)%
Interest rates	(1.23)%
Livestock	0.09%
Metals	0.36%
Softs	0.22%
Stock indices	(2.19)%
Trading loss	(0.76)%

MANAGEMENT DISCUSSION – 2011

Three months ended March 31, 2011

Trading during the quarter was volatile largely as a result of the Japan disaster.  There was a loss for the period as profits from energy, U.S. dollar currency, metal and soft commodity trading were outweighed by losses from equity, interest rate and currency cross rate trading.

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the Federal Reserve, led to a weakening dollar, and rising equity and commodity prices.  Meanwhile, inflation concerns, monetary policy tightening in emerging economies, and persistent worry about government debt problems encouraged interest rates on government securities to rise.

Given the diverse monetary policy stances of the U.S. and emerging economies, capital flowed toward high yield and emerging market exporting countries.  Hence, short U.S. dollar positions were profitable as the dollar fell versus the currencies of Australia, Brazil, Canada, Korea, Mexico, Russia and Scandinavia.

Persistent ease in U.S. monetary policy also led to increasing optimism regarding global economic growth.  This environment was favorable to global equities and long positions in index futures in the U.S., Canada, Europe and South Africa were profitable.  Asian equities did less well as policy tightening progressed.

The weak dollar and strong growth outlook supported commodity prices and agricultural commodity, metal and energy trading were all profitable.  The agricultural markets were also boosted by supply concerns caused by a variety of weather conditions – too much or too little rain, too hot or not hot enough.  Long positions in corn, wheat, cotton, coffee and rubber were profitable.

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns.  Long positions in crude, heating oil, London gasoil, and gasoline (RBOB) were profitable.

Contrary to some expectations, the Federal Reserve’s second foray into quantitative easing failed to keep interest rates low.  With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

In mid-March, the Japanese earthquake/tsunami/nuclear disaster had a sizable negative impact on these profitable results as market participants altered their prior views, producing significant price reversals.

A flight to safety triggered a strong move into the U.S. dollar which had been falling because of concern regarding fiscal and monetary problems in America, as well as into the Swiss franc and yen which had been weak due to low interest rates.  This flight also led to rising prices for “suddenly safe” government securities which had previously been under pressure due to debt problems and recent signs of tighter monetary policies, particularly in Asia.  Given the threat to worldwide growth due the crippling of the Japanese economy, global equity markets, which had weakened noticeably on March 9 in the wake of a Bank of Korea rate hike and further signs of a persistent inflation problem in China, fell sharply as the scale of the disaster expanded.  Finally, with Japan’s industrial sector somewhat crippled and global growth now more uncertain, the demands for and prices of metals, energy, and other commodities, which have been experiencing a secular boom,  fell, negatively impacting performance.

The increase in volatility led our risk management systems to reduce positions in order to keep risk in line with intended exposures.  Also, price changes produced new signals from directional models that led to position adjustments.  Equity exposures were reduced about 50% from earlier levels, although the portfolio remained partially long Asian, U.S., and European indices.  In Japan, equity positions were reduced close to flat, as were positions in Japanese government bonds, while the portfolio stayed slightly short the dollar against the yen.  Metal and energy positions stayed long though 10-20% under earlier levels.  The portfolio also went somewhat long interest rate futures, particularly Canadian, U.S., and British instruments.

Over the final days of the month, earlier trends resurfaced and much of the Japan related loss was recaptured, but with positions lowered, especially in equities, the quarter finished slightly negative.

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

During the three months ended March 31, 2010, the Partnership experienced net realized and unrealized gains of $9,366,495 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $819,227, administrative expenses of $92,934 and custody fees of $6,768 and an accrued profit share allocation to the General Partner of $10,264 were incurred. Interest income of $152,730 offset the Partnership's expenses resulting in a net gain after profit share to the General Partner of $8,590,032. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.04%
Energies	0.69%
Grains	0.37%
Interest rates	3.61%
Livestock	(0.10)%
Metals	0.10%
Softs	(0.29)%
Stock indices	(0.12)%
Trading gain	6.30%

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

The burgeoning budget crisis in Greece weighed on the euro throughout the quarter and short euro positions relative to the Australian and New Zealand dollars, Hungarian forint, Polish zloty and Turkish lira were profitable.  More generally, long positions in high yielding and commodity currencies—Australian, New Zealand and Canadian dollars—versus a variety of currencies were profitable.  The U.S. dollar was not as weak as the euro but it did lose ground to the currencies of Australia, Canada, India, Colombia, Korea, Mexico and South Africa, producing profits from long positions in these currencies.

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in U.S., UK, Canada and parts of Europe were profitable, while long positions in Asia, Spain, Italy, Australia, Mexico and South Africa were unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1 and February 1, 2011, the Partnership sold Interests to new and existing Limited Partners of $265,000 and $200,000, respectively.  The Partnership did not sell any Interests to existing Special Limited Partners during the three months ended March 31, 2011. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506 under the 1933 Act.

(c)  Pursuant to the Partnership’s Agreement of Limited Partnership, Limited Partners may redeem their Interests at the end of each calendar month at the then current month-end net asset value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2011:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2011	$(41,000)	$(2,239)	$(43,239)
February 28, 2011	(663,482)	(7,270)	(670,752)
March 31, 2011	(332,709)	(2,020,000)	(2,352,709)
Total	$(1,037,191)	$(2,029,509)	$(3,066,700)

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

Date: May 13, 2011
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)