Form 10-Q
period 2011-06-30
NESTOR PARTNERS
filed 2011-08-12
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2011
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2149317
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
Greenwich, Connecticut  06830

 (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (203) 625-7554

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

Yes ☐        No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and six months ended June 30, 2011 and 2010 (unaudited)

(a)	At June 30, 2011 and December 31, 2010
(b)	For the three and six months ended June 30, 2011 and 2010
(c)	For the six months ended June 30, 2011 and 2010

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2011	2010
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes−at fair value (amortized cost $34,573,919 and $26,680,345)	$34,597,289	$26,694,380
Net unrealized appreciation on open futures and forward currency contracts	1,894,524	6,859,559
Due from brokers	1,357,860	2,628,941
Cash denominated in foreign currencies (cost $469,898 and $1,575,531)	483,897	1,606,537
Total equity in trading accounts	38,333,570	37,789,417

INVESTMENTS IN U.S. TREASURY NOTES−at fair value (amortized cost $107,232,276 and $120,315,587)	107,292,126	120,375,145
CASH AND CASH EQUIVALENTS	16,062,042	7,727,993
ACCRUED INTEREST RECEIVABLE	272,788	258,752
TOTAL	$161,960,526	$166,151,307

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$4,470,000	$265,000
Net unrealized depreciation on open futures and forward currency contracts	2,209,346	-
Accrued brokerage fees	250,222	276,126
Due to brokers	486,420	-
Cash denominated in foreign currencies (cost $-522,068 and $-85,672)	530,044	85,939
Accrued expenses	405,034	252,576
Capital withdrawals payable	325,986	2,749,778
Total liabilities	8,677,052	3,629,419

PARTNERS' CAPITAL	153,283,474	162,521,888

TOTAL	$161,960,526	$166,151,307

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
June 30, 2011

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.06)%	$(91,481)
Grains	(0.36)	(550,290)
Interest rates
2 Year U.S. Treasury Note (469 contracts, settlement date 09/30/2011)	0.14	206,500
5 Year U.S. Treasury Note (269 contracts, settlement date 09/30/2011)	(0.05)	(74,664)
10 Year U.S. Treasury Note (152 contracts, settlement date 09/30/2011)	(0.10)	(149,438)
30 Year U.S. Treasury Bond (79 contracts, settlement date 09/30/2011)	(0.12)	(188,813)
Other	0.07	106,988
Total interest rates	(0.06)	(99,427)

Metals	(0.02)	(23,877)
Softs	0.02	30,791
Stock indices	0.67	1,028,957
Total long futures contracts	0.19	294,673

Short futures contracts:
Energies	0.10	150,050
Grains	0.20	299,375
Interest rates	0.05	81,279
Livestock	(0.07)	(103,600)
Metals	(0.28)	(433,038)
Stock indices	(0.12)	(179,414)
Total short futures contracts	(0.12)	(185,348)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.07	109,325

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.37	574,854
Total short forward currency contracts	(0.65)	(999,001)
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS-Net	(0.28)	(424,147)

TOTAL	(0.21)%	$(314,822)

		(Continued)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
June 30, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$36,610,000	U.S. Treasury notes, 1.000%, 08/31/2011	23.92%	$36,669,348
68,240,000	U.S. Treasury notes, 0.750%, 11/30/2011	44.65	68,430,592
36,610,000	U.S. Treasury notes, 0.875%, 02/29/2012	24.00	36,789,475
	Total investments in U.S. Treasury notes
	(amortized cost $141,806,195)	92.57%	$141,889,415

	See notes to financial statements		(Concluded)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.33%	$535,871
Grains	0.73	1,185,251
Interest rates
2 Year U.S. Treasury Note (313 contracts, settlement date 03/31/2011)	(0.03)	(59,531)
Other	0.20	328,950
Total interest rates	0.17	269,419

Livestock	0.06	102,440
Metals	1.18	1,917,417
Softs	0.32	528,094
Stock indices	0.57	921,935
Total long futures contracts	3.36	5,460,427

Short futures contracts:
Energies	(0.15)	(242,600)
Grains	(0.08)	(127,613)
Interest rates	(0.01)	(16,482)
Livestock	(0.03)	(53,150)
Metals	(0.13)	(208,450)
Softs	(0.03)	(48,384)
Stock indices	0.06	90,872
Total short futures contracts	(0.37)	(605,807)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.99	4,854,620

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.61	2,617,508
Total short forward currency contracts	(0.38)	(612,569)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.23	2,004,939

TOTAL	4.22%	$6,859,559

(Continued)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$36,640,000	U.S. Treasury notes, 0.875%, 03/31/2011	22.58%	$36,702,975
36,640,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.61	36,748,775
36,640,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.66	36,828,925
36,640,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.64	36,788,850
	Total investments in U.S. Treasury notes (amortized cost $146,995,932)	90.49%	$147,069,525

See notes to financial statements			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2011	2010
INVESTMENT INCOME:
Interest income	$101,786	$146,588

EXPENSES:
Brokerage fees	818,590	816,678
Administrative expenses	100,857	95,609
Custody fees and other expenses	7,015	6,780
Total expenses	926,462	919,067

NET INVESTMENT LOSS	(824,676)	(772,479)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(1,114,992)	656,328
Foreign exchange translation	20,077	58,702
Net change in unrealized:
Futures and forward currency contracts	(2,556,870)	(8,806,822)
Foreign exchange translation	(6,107)	(149,392)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	31,252	(5,133)
Total net realized and unrealized losses	(3,626,640)	(8,246,317)

NET LOSS	(4,451,316)	(9,018,796)
LESS PROFIT SHARE TO GENERAL PARTNER	5,435	(8,190)
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(4,456,751)	$(9,010,606)

		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2011	2010
INVESTMENT INCOME:
Interest income	$227,499	$299,318

EXPENSES:
Brokerage fees	1,655,206	1,635,905
Administrative expenses	202,742	188,543
Custody fees and other expenses	14,743	13,548
Total expenses	1,872,691	1,837,996

NET INVESTMENT LOSS	(1,645,192)	(1,538,678)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	2,305,897	2,934,553
Foreign exchange translation	24,046	128,085
Net change in unrealized:
Futures and forward currency contracts	(7,174,381)	(1,752,757)
Foreign exchange translation	(24,716)	(174,046)
Net gains (losses) from U.S. Treasury notes:
Realized	5,099	-
Net change in unrealized	9,627	(15,657)
Total net realized and unrealized gains (losses)	(4,854,428)	1,120,178

NET LOSS	(6,499,620)	(418,500)
LESS PROFIT SHARE TO GENERAL PARTNER	7,415	2,074
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(6,507,035)	$(420,574)

See notes to financial statements		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2011:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2011	$87,381,201	$71,314,986	$-	$3,825,701	$162,521,888
Contributions	1,365,000	-	-	-	1,365,000
Withdrawals	(1,740,790)	(2,363,004)	-	-	(4,103,794)
Net loss	(4,085,088)	(2,292,486)	(595)	(121,451)	(6,499,620)
General Partner's allocation:
New Profit-Accrued	(7,415)	-	7,415	-	-
PARTNERS' CAPITAL-
June 30, 2011	$82,912,908	$66,659,496	$6,820	$3,704,250	$153,283,474

For the six months ended June 30, 2010:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2010	$81,832,304	$61,688,413	$-	$3,732,571	$147,253,288
Contributions	805,000	579,103	-	-	1,384,103
Withdrawals	(1,700,674)	(40,000)	-	-	(1,740,674)
Net income (loss)	(759,623)	317,177	-	23,946	(418,500)
General Partner's allocation:
New Profit-Accrued	(2,074)	-	2,074	-	-
PARTNERS' CAPITAL-
June 30, 2010	$80,174,933	$62,544,693	$2,074	$3,756,517	$146,478,217

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2011 and 2010	Limited Partners		Special Limited Partners
	2011	2010	2011	2010
Ratios to average capital:
Net investment loss (a)	(3.43)%	(3.39)%	(0.45)%	(0.38)%

Total expenses (a)	3.68%	3.77%	0.70%	0.76%
Profit share allocation (b)	0.01%	(0.01)%	0.00%	0.00%
Total expenses and profit share allocation	3.69%	3.76%	0.70%	0.76%

Total return before profit share allocation (b)	(3.15)%	(6.10)%	(2.43)%	(5.39)%
Less: Profit share allocation (b)	0.01%	(0.01)%	0.00%	0.00%
Total return after profit share allocation	(3.16)%	(6.09)%	(2.43)%	(5.39)%

(a) annualized
(b) not annualized

See notes to financial statements	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2011 and 2010	Limited Partners		Special Limited Partners
	2011	2010	2011	2010
Ratios to average capital:
Net investment loss (a)	(3.40)%	(3.39)%	(0.45)%	(0.38)%

Total expenses (a)	3.68%	3.79%	0.73%	0.78%
Profit share allocation (b)	0.01%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	3.69%	3.79%	0.73%	0.78%

Total return before profit share allocation (b)	(4.70)%	(1.00)%	(3.29)%	0.51%
Less: Profit share allocation (b)	0.01%	(0.01)%	0.00%	0.00%
Total return after profit share allocation	(4.71)%	(0.99)%	(3.29)%	0.51%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2011 and December 31, 2010 and the results of its operations for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

The Income Taxes topic of the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2007 to 2010, for the U.S. Federal jurisdiction, the New York, Connecticut and New Jersey state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

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

Cash Instruments – The Partnership’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and a short-term U.S. government money market fund. Millburn Ridgefield Corporation (the "General Partner") does not adjust the quoted price for such instruments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts – Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

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

 During the six months ended June 30, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hierarchy. At June 30, 2011 and December 31, 2010, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$141,889,415	$-	$141,889,415

Cash and cash equivalents
Cash	160,000	-	160,000
Short-term money market fund	15,902,042	-	15,902,042
Total cash and cash equivalents	16,062,042	-	16,062,042

Exchange-traded futures contracts
Energies	58,569	-	58,569
Grains	(250,915)	-	(250,915)
Interest rates	(18,148)	-	(18,148)
Livestock	(103,600)	-	(103,600)
Metals	(456,915)	-	(456,915)
Softs	30,791	-	30,791
Stock indices	849,543	-	849,543
Total exchange-traded futures contracts	109,325	-	109,325

Over-the-counter forward currency contracts	-	(424,147)	(424,147)

Total futures and forward currency contracts (2)	109,325	(424,147)	(314,822)

Total financial assets at fair value	$158,060,782	$(424,147)	$157,636,635

Per line item in Statements of Financial Condition:

(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$34,597,289
Investments in U.S. Treasury notes held in custody			107,292,126
Total investments in U.S. Treasury notes			$141,889,415

(2)
Net unrealized appreciation on futures and forward currency contracts			$1,894,524
Net unrealized depreciation on futures and forward currency contracts			(2,209,346)
Total unrealized appreciation and depreciation on futures and forward currency contracts			$(314,822)

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes	$147,069,525	$-	$147,069,525

Cash and cash equivalents
Cash	160,000	-	160,000
Short-term money market fund	7,567,993	-	7,567,993
Total cash and cash equivalents	7,727,993	-	7,727,993

Exchange-traded futures contracts
Energies	293,271	-	293,271
Grains	1,057,638	-	1,057,638
Interest rates	252,937	-	252,937
Livestock	49,290	-	49,290
Metals	1,708,967	-	1,708,967
Softs	479,710	-	479,710
Stock indices	1,012,807	-	1,012,807
Total exchange-traded futures contracts	4,854,620	-	4,854,620

Over-the-counter forward currency contracts	-	2,004,939	2,004,939

Total futures and forward currency contracts	4,854,620	2,004,939	6,859,559

Total financial assets and liabilities at fair value	$159,652,138	$2,004,939	$161,657,077

Per line item in Statments of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$26,694,380
Investments in U.S. Treasury notes held in custody			120,375,145
Total investments in U.S. Treasury notes			$147,069,525

(2)
Net unrealized appreciation on futures and forward currency contracts			$6,859,559
Net unrealized depreciation on futures and forward currency contracts			-
Net unrealized appreciation and depreciation on futures and forward currency contracts			$6,859,559

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indicies. The following were the primary trading risk exposures of the Partnership at June 30, 2011, by market sector:

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

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Partnership also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in the industrialized countries, both long-term and short-term, will remain the primary interest rate market exposure of the Partnership for the foreseeable future.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$72,283	$(163,764)	$157,600	$(7,550)	$58,569
Grains	-	(550,290)	299,375	-	(250,915)
Interest rates	702,726	(802,153)	89,828	(8,549)	(18,148)
Livestock	-	-	-	(103,600)	(103,600)
Metals	293,432	(317,309)	1,694	(434,732)	(456,915)
Softs	81,743	(50,952)	-	-	30,791
Stock indices	1,061,985	(33,028)	11,650	(191,064)	849,543
Total futures contracts:	2,212,169	(1,917,496)	560,147	(745,495)	109,325

Forward currency contracts	1,496,763	(921,909)	554,394	(1,553,395)	(424,147)

Total futures and forward currency contracts	$3,708,932	$(2,839,405)	$1,114,541	$(2,298,890)	$(314,822)

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$648,021	$(112,150)	$-	$(242,600)	$293,271
Grains	1,185,251	-	-	(127,613)	1,057,638
Interest rates	350,149	(80,730)	16,584	(33,066)	252,937
Livestock	102,440	-	-	(53,150)	49,290
Metals	1,917,417	-	-	(208,450)	1,708,967
Softs	529,281	(1,187)	3,046	(51,430)	479,710
Stock indices	1,116,187	(194,252)	91,892	(1,020)	1,012,807
Total futures contracts:	5,848,746	(388,319)	111,522	(717,329)	4,854,620

Forward currency contracts	3,159,489	(541,981)	896,617	(1,509,186)	2,004,939

Total futures and forward currency contracts	$9,008,235	$(930,300)	$1,008,139	$(2,226,515)	$6,859,559

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2011 and 2010

Sector	Three months ended: June 30, 2011	Three months ended: June 30, 2010	Six months ended: June 30, 2011	Six months ended: June 30, 2010
Futures contracts:
Energies	$(2,570,341)	$(3,070,302)	$1,870,281	$(2,059,862)
Grains	(734,807)	(306,252)	(1,327,642)	242,136
Interest rates	2,798,919	8,944,989	826,746	14,167,897
Livestock	(448,590)	(129,660)	(278,130)	(270,980)
Metals	(1,145,955)	(1,363,889)	(558,953)	(1,199,876)
Softs	(496,932)	(324,055)	(132,184)	(749,900)
Stock indices	(3,955,462)	(7,853,443)	(7,542,426)	(7,902,191)
Total futures contracts:	(6,553,168)	(4,102,612)	(7,142,308)	2,227,224

Forward currency contracts	2,881,306	(4,047,882)	2,273,824	(1,045,429)

Total futures and forward currency contracts	$(3,671,862)	$(8,150,494)	$(4,868,484)	$1,181,795

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ending June 30, 2011 and 2010 in U.S. dollars. The Partnership’s average net asset value for the six months ending June 30, 2011 and 2010 was approximately $161,000,000 and $150,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2011 and 2010

	2011		2010
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$30,186,015	$9,562,287	$33,447,827	$23,045,802
Grains	14,608,126	4,507,988	3,031,187	9,575,772
Interest rates	159,068,695	16,143,373	253,216,527	10,114,916
Livestock	1,782,843	916,037	4,294,685	3,917,770
Metals	23,441,796	2,347,960	18,747,158	5,665,859
Softs	4,792,463	444,448	5,103,514	1,186,636
Stock indices	73,605,589	4,697,888	83,938,462	1,991,335
Total futures contracts:	307,485,527	38,619,981	401,779,360	55,498,090

Forward currency contracts	196,402,862	38,437,826	103,722,514	38,635,478

Total futures and forward currency contracts	$503,888,389	$77,057,807	$505,501,874	$94,133,568

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2011 and 2010. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BC”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”) The Partnership began trading at BC on June 2, 2011. The Partnership’s concentration of credit risk associated with BC, DB and MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BC, DB and MS. The amount of such credit risk was $19,014,190 and $16,420,836 at June 30, 2011 and December 31, 2010, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2011 and 2010. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit memo account as defined in the Partnership’s Agreement of Limited Partnership.
	Three months ended:
	June 30, 2011	June 30, 2010
Profit share earned	$5,435	$-
Reversal of profit share(1)	-	(10,264)
Profit share accrued (2)	-	2,074
Total profit share	$5,435	$(8,190)

	Six months ended:
	June 30, 2011	June 30, 2010
Profit share earned	$7,415	$-
Profit share accrued (2)	-	2,074
Total profit share	$7,415	$2,074

(1)	At April 1
(2)	At June 30

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $100,857 and $95,609 during the three months ended June 30, 2011 and 2010, respectively and $202,742 and $188,543 during the six months ended June 30, 2011 and 2010 respectively, of which $110,115 and $89,235, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at June 30, 2011.

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

The Partnership trades futures contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions) although the amount committed to margin at any time may be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The value of the Partnership’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Partnership’s debt securities to decline, but only to a limited extent. More important, changes in interest rates could cause periods of strong up or down market price trends during which the Partnership’s profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Partnership is likely to suffer losses.

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three and six months ending June 30, 2011, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2011

Total
Partners'
Month Ending:	Capital
June 30, 2011	$153,283,474
March 31, 2011	157,871,884
December 31, 2010	162,521,888

	Three months	Six Months
Change in Partners' Capital	$(4,588,410)	$(9,238,414)
Percent Change	(2.91)%	(5.68)%

THREE MONTHS ENDED JUNE 30, 2011

The decrease in the Partnership’s net assets of $4,588,410 was attributable to a net loss (before profit share) of $4,451,316 and withdrawals of $1,037,094, which was partially offset by contributions of $900,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2011 increased $1,912 relative to the corresponding period in 2010. The increase was due primarily to an increase in the average net assets of the Partnership during the three months ended June 30, 2011 relative to the corresponding period in 2010.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended June 30, 2011 increased $5,248 relative to the corresponding period in 2010. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended June 30, 2011, relative to the corresponding period in 2010.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2011 decreased $44,802 relative to the corresponding period in 2010. This decrease was due to a decrease in short-term Treasury yields during the three months ended June 30, 2011 relative to the corresponding period in 2010.

During the three months ended June 30, 2011, the Partnership experienced net realized and unrealized losses of $3,626,640 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $818,590, administrative expenses of $100,857, custody fees and other expenses of $7,015 and an accrued profit share allocation to the General Partner of $5,435 were incurred. Interest income of $101,786 partially offset the Partnership's expenses resulting in a net loss after profit share to the General Partner of $4,456,751. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.86%
Energies	(1.56)%
Grains	(0.49)%
Interest rates	1.64%
Livestock	(0.32)%
Metals	(0.70)%
Softs	(0.34)%
Stock indices	(2.45)%
Trading loss	(2.36)%

SIX MONTHS ENDED JUNE 30, 2011

The decrease in the Partnership’s net assets of $9,238,414 was attributable to a net loss (before profit share) of $6,499,620 and withdrawals of $4,103,794, which was partially offset by contributions of $1,365,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2011 increased $19,301 relative to the corresponding period in 2010. The increase was due primarily to an increase in the average net assets of the Partnership during the six months ended June 30, 2011 relative to the corresponding period in 2010.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the six months ended June 30, 2011 increased $14,199 relative to the corresponding period in 2010. The increase was due mainly to an increase in the Partnership’s average net assets during the six months ended June 30, 2011, relative to the corresponding period in 2010.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2011 decreased $71,819 relative to the corresponding period in 2010. This decrease was due to a decrease in short-term Treasury yields during the six months ended June 30, 2011 relative to the corresponding period in 2010.

During the six months ended June 30, 2011, the Partnership experienced net realized and unrealized losses of $4,854,428 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,655,206, administrative expenses of $202,742, custody fees and other expenses of $14,743 and an accrued profit share allocation to the General Partner of $7,415 were incurred. Interest income of $227,499 partially offset the Partnership's expenses resulting in a net loss after profit share to the General Partner of $6,507,035. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.47%
Energies	1.13%
Grains	(0.86)%
Interest rates	0.39%
Livestock	(0.23)%
Metals	(0.35)%
Softs	(0.12)%
Stock indices	(4.59)%
Trading loss	(3.16)%

MANAGEMENT DISCUSSION – 2011

Three months ended June 30, 2011

While growth oriented trades produced gains early in the quarter, market sentiment toward these “risk on” positions deteriorated during May and June and the Partnership registered a decline for the three months. Losses from trading of equity, energy, metal and agricultural commodity futures outdistanced gains from currency and interest rate futures trading.

Manufacturing activity, as evidenced by weakening purchasing manager surveys and employment statistics, slowed worldwide during the quarter. In the developed economies, the continued depression in the housing markets and the knock-on effects of the Japan crisis added to the negative sentiment as did the coming end of the second round of quantitative easing (“QE2”) in the U.S. and the increase in bank regulations worldwide. Meanwhile, in the developing economies, more moves toward tighter monetary policy to contain inflation, led by China, reined in “animal spirits.” Combining this worsening growth outlook with the Greek debt drama and the U.S. debt ceiling imbroglio served to undermine the long equity and commodity trades in the Partnership.

Against this background, long equity futures positions produced losses and were reduced significantly and in some instances closed or reversed to short trades. Losses were registered on long equity positions in the U.S., Chinese, Hong Kong, Korean, Taiwanese, Canadian, Australian, South African and European—especially Italian, Spanish and Dutch—equity futures. There was a bounce in equity markets near quarter-end as the Greek austerity approval triggered some short covering and perhaps due to quarter-end window dressing purchases.

A steadying dollar, slowing growth and news that the International Energy Agency would release 60 million barrels of oil from strategic reserves to compensate for the Libyan shortfall pushed energy prices lower and led to losses on long positions in crude and related products. Trading of natural gas also resulted in a loss.

Diminishing industrial activity and global economic growth produced losses from long positions in industrial metals, especially aluminum, lead, zinc and nickel. A long gold position was profitable, although the gains were pared back as the U.S. dollar stabilized after April. Silver trading was highly volatile with gains in April offset by losses in May and June.

Turning to agricultural commodities, long positions in the soybean complex, corn, cotton, coffee, and cattle were unprofitable, while a short wheat trade was profitable in June.

Interest rate trading was profitable during April and May but in June sovereign debt concerns and inflation worries undermined some long note and bond trades. For the quarter, long positions in the U.S., Australian, Canadian and Japanese long-term futures, and a long position in short-term sterling were profitable. Meanwhile, short trades in European interest rate futures produced losses.

The Federal Reserves’s policy of miniscule interest rates and quantitative easing caused the U.S. dollar to take a significant dip in April. During May and June, the U.S. dollar partially recovered as the end of QE2 approached and as growth and debt concerns outside the U.S. caused market participants to trim back short U.S. dollar positions. Still, on balance, short U.S. dollar positions versus emerging market, high yield and safe haven currencies like the Swiss franc were profitable. Meanwhile, non-U.S. dollar trading lost money from long positions in the Australian dollar, Norwegian kroner and Swedish krona. On the other hand, a short British pound/long Australian dollar trade was profitable.

Three months ended March 31, 2011

Trading during the quarter was volatile largely as a result of the Japan disaster. There was a loss for the period as profits from energy, U.S. dollar currency, metal and soft commodity trading were outweighed by losses from equity, interest rate and currency cross rate trading.

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the Federal Reserve, led to a weakening U.S. dollar, and rising equity and commodity prices. Meanwhile, inflation concerns, monetary policy tightening in emerging economies, and persistent worry about government debt problems encouraged interest rates on government securities to rise.

Given the diverse monetary policy stances of the U.S. and emerging economies, capital flowed toward high yield and emerging market exporting countries. Hence, short U.S. dollar positions were profitable as the U.S. dollar fell versus the currencies of Australia, Brazil, Canada, Korea, Mexico, Russia and Scandinavia.

Persistent ease in U.S. monetary policy also led to increasing optimism regarding global economic growth. This environment was favorable to global equities and long positions in index futures in the U.S., Canada, Europe and South Africa were profitable. Asian equities did less well as policy tightening progressed.

The weak U.S. dollar and strong growth outlook supported commodity prices and agricultural commodity, metal and energy trading were all profitable. The agricultural markets were also boosted by supply concerns caused by a variety of weather conditions – too much or too little rain, too hot or not hot enough. Long positions in corn, wheat, cotton, coffee and rubber were profitable.

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns. Long positions in crude, heating oil, London gasoil and gasoline (RBOB) were profitable.

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

A flight to safety triggered a strong move into the U.S. dollar which had been falling because of concern regarding fiscal and monetary problems in the U.S., as well as into the Swiss franc and yen which had been weak due to low interest rates. This flight also led to rising prices for “suddenly safe” government securities which had previously been under pressure due to debt problems and recent signs of tighter monetary policies, particularly in Asia. Given the threat to worldwide growth due the crippling of the Japanese economy, global equity markets, which had weakened noticeably on March 9 in the wake of a Bank of Korea rate hike and further signs of a persistent inflation problem in China, fell sharply as the scale of the disaster expanded. Finally, with Japan’s industrial sector somewhat crippled and global growth now more uncertain, the demands for and prices of metals, energy, and other commodities, which have been experiencing a secular boom, fell, negatively impacting performance.

The increase in volatility led our risk management systems to reduce positions in order to keep risk in line with intended exposures. Also, price changes produced new signals from directional models that led to position adjustments. Equity exposures were reduced about 50% from earlier levels, although the portfolio remained partially long Asian, U.S., and European indices. In Japan, equity positions were reduced close to flat, as were positions in Japanese government bonds, while the portfolio stayed slightly short the U.S. dollar against the yen. Metal and energy positions stayed long though 10-20% under earlier levels. The portfolio also went somewhat long interest rate futures, particularly Canadian, U.S. and British instruments.

Over the final days of the month, earlier trends resurfaced and much of the Japan related loss was recaptured, but with positions lowered, especially in equities, the quarter finished slightly negative.

Periods ended June 30, 2010

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

Sector	% Gain (Loss)
Currencies	(2.77)%
Energies	(2.05)%
Grains	(0.22)%
Interest Rates	6.31%
Livestock	(0.08)%
Metals	(0.92)%
Softs	(0.23)%
Stock Indices	(5.29)%
Trading Gain/(Loss)	(5.25)%

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

Sector	% Gain (Loss)
Currencies	(0.78)%
Energies	(1.37)%
Grains	0.15%
Interest Rates	10.14%
Livestock	(0.18)%
Metals	(0.82)%
Softs	(0.52)%
Stock Indices	(5.89)%
Trading Gain/(Loss)	0.73%

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

Short U.S. dollar positions versus the growth oriented and commodity currencies of Australia, New Zealand, Brazil, Canada, Chile, Russia, India, Mexico, Singapore, Turkey, South Africa and Korea produced losses as traders reduced risky trades and sought safe haven U.S. dollars.  A long U.S. dollar position versus the euro was profitable.  Non-U.S. dollar cross rate trading was almost flat for the quarter as profits from short euro and Scandinavian currency trades countered losses from other short Swiss, Australian and New Zealand dollar trades.

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

Equity trading was marginally negative although performance during the quarter and across countries was quite disparate.  Losses in January and February reflected the weaker economic outlook and signs of policy tightening.  March gains based on improving economic statistics largely offset those losses.  By country, long positions in the U.S., the United Kingdom, Canada and parts of Europe were profitable, while long positions in Asia, Spain, Italy, Australia, Mexico and South Africa were unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. On April 1, 2011, May 1, 2011 and June 1, 2011, the Partnership sold Interests to new and existing Limited Partners of $100,000, $500,000 and $300,000, respectively. The Partnership did not sell any Interests to existing Special Limited Partners during the three months ended June 30, 2011. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2011:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2011	$(528,414)	$(59,847)	$(588,261)
May 31, 2011	(122,847)	-	(122,847)
June 30, 2011	(52,338)	(273,648)	(325,986)
Total	$(703,599)	$(333,495)	$(1,037,094)

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

Date: August 12, 2011
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)