Form 10-Q/A
period 2011-06-30
NESTOR PARTNERS
filed 2011-09-14
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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

Yes ☐        No ☒

EXPLANATORY NOTE

The sole purpose of the Amendment No. 1 on Form 10–Q/A to our quarterly report on Form 10–Q for the period ended June 30, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2011 (the “Form 10–Q”), is to furnish Exhibit 101 to Form 10–Q, which contains the eXtensible Business Reporting Language (“XBRL”) Interactive Data File for the financial statements and notes included in Part I of Form 10-Q.  As permitted by Rule 405 (a)(2)(ii) of Regulation S-T, Exhibit 101 can be furnished by amendment within 30 days of the original filing date of Form 10-Q.

No other changes have been made to Form 10–Q. This Amendment No. 1 speaks as of the original filing date of Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.  Accordingly, this amendment should be read in conjunction with the original Form 10-Q filing, as well as our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the original filing on August 12, 2011.

ITEM 6.  (a) Exhibits -

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer*
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer*
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*
32.01	Section 1350 Certification of Co-Chief Executive Officer*
32.02	Section 1350 Certification of Co-Chief Executive Officer*
32.03	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Document**

* Filed on August 12, 2011 as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: Millburn Ridgefield Corporation,
General Partner

Date: September 14, 2011
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)