Form 10-Q
period 2011-09-30
NESTOR PARTNERS
filed 2011-11-14
CIK 888471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2011
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

Yes ☐        No ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2011 and 2010 (unaudited)

(a) At September 30, 2011 and December 31, 2010
(b) For the three and nine months ended September 30, 2011 and 2010 (unaudited)
(c) For the nine months ended September 30, 2011 and 2010 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2011	2010
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $26,151,439 and $26,680,345)	$26,161,870	$26,694,380
Net unrealized appreciation on open futures and forward currency contracts	1,128,183	6,859,559
Due from brokers	1,784,164	2,628,941
Cash denominated in foreign currencies (cost $1,014,142 and $1,575,531)	971,890	1,606,537
Total equity in trading accounts	30,046,107	37,789,417

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $126,421,729 and $120,315,587)	126,434,036	120,375,145
CASH AND CASH EQUIVALENTS	7,920,184	7,727,993
ACCRUED INTEREST RECEIVABLE	229,182	258,752
TOTAL	$164,629,509	$166,151,307

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$3,194,758	$265,000
Net unrealized depreciation on open futures and forward currency contracts	5,019,577	-
Accrued brokerage fees	257,745	276,126
Due to broker	83,338	-
Cash denominated in foreign currencies (cost $0 and $-85,672)	-	85,939
Accrued expenses	248,314	252,576
Capital withdrawals payable	830,469	2,749,778
Total liabilities	9,634,201	3,629,419

PARTNERS' CAPITAL	154,995,308	162,521,888

TOTAL	$164,629,509	$166,151,307

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
September 30, 2011
Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital		Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.74	) %	$(1,143,415)
Grains	(0.25)		(387,225)
Interest rates
2 Year U.S. Treasury Note (486 contracts, settlement date 12/31/2011)	(0.09)		(132,625)
5 Year U.S. Treasury Note (224 contracts, settlement date 12/31/2011)	(0.05)		(77,820)
10 Year U.S. Treasury Note (62 contracts, settlement date 12/31/2011)	0.01		13,500
30 Year U.S. Treasury Bond (33 contracts, settlement date 12/31/2011)	0.04		64,406
Other	(0.14)		(216,645)
Total interest rates	(0.23)		(349,184)

Metals	(0.93)		(1,439,200)
Softs	(0.08)		(131,264)
Stock indices	0.00		(6,450)
Total long futures contracts	(2.23)		(3,456,738)
Short futures contracts:
Energies	0.54		838,849
Grains	0.70		1,085,221
Interest rates	0.01		12,202
Livestock	(0.11)		(167,070)
Metals	1.62		2,517,772
Softs	0.07		112,108
Stock indices	(0.01)		(21,249)
Total short futures contracts	2.82		4,377,833
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.59		921,095

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(5.98)		(9,269,703)
Total short forward currency contracts	2.88		4,457,214
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(3.10)		(4,812,489)

TOTAL	(2.51)%		$(3,891,394)

(Continued)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
September 30, 2011

U.S. Treasury Notes
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$74,600,000	U.S. Treasury notes, 0.750%, 11/30/2011	48.19%	$74,685,966
37,990,000	U.S. Treasury notes, 0.875%, 02/29/2012	24.59	38,113,913
39,720,000	U.S. Treasury notes, 0.375%, 08/31/2012	25.67	39,796,027
	Total investments in U.S. Treasury notes (amortized cost $152,573,168)	98.45%	$152,595,906

See notes to financial statements	(Concluded)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.33%	$535,871
Grains	0.73	1,185,251
Interest rates
2 Year U.S. Treasury Note (313 contracts, settlement date 03/31/2011)	(0.03)	(59,531)
Other	0.20	328,950
Total interest rates	0.17	269,419

Livestock	0.06	102,440
Metals	1.18	1,917,417
Softs	0.32	528,094
Stock indices	0.57	921,935
Total long futures contracts	3.36	5,460,427

Short futures contracts:
Energies	(0.15)	(242,600)
Grains	(0.08)	(127,613)
Interest rates	(0.01)	(16,482)
Livestock	(0.03)	(53,150)
Metals	(0.13)	(208,450)
Softs	(0.03)	(48,384)
Stock indices	0.06	90,872
Total short futures contracts	(0.37)	(605,807)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	2.99	4,854,620

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.61	2,617,508
Total short forward currency contracts	(0.38)	(612,569)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	1.23	2,004,939

TOTAL	4.22%	$6,859,559

(Continued)

Nestor Partners
Condensed Schedule of Investments (UNAUDITED)
December 31, 2010

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$36,640,000	U.S. Treasury notes, 0.875%, 03/31/2011	22.58%	$36,702,975
36,640,000	U.S. Treasury notes, 0.875%, 05/31/2011	22.61	36,748,775
36,640,000	U.S. Treasury notes, 1.000%, 08/31/2011	22.66	36,828,925
36,640,000	U.S. Treasury notes, 0.750%, 11/30/2011	22.64	36,788,850
	Total investments in U.S. Treasury notes (amortized cost $146,995,932)	90.49%	$147,069,525

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2011	2010
INVESTMENT INCOME:
Interest income	$81,197	$135,675

EXPENSES:
Brokerage fees	863,228	812,327
Administrative expenses	101,000	94,791
Custody fees and other expenses	6,940	7,284
Total expenses	971,168	914,402

NET INVESTMENT LOSS	(889,971)	(778,727)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,006,690	1,225,780
Foreign exchange translation	26,017	(75,380)
Net change in unrealized:
Futures and forward currency contracts	(3,576,572)	10,315,133
Foreign exchange translation	(48,275)	149,057
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(60,482)	39,612
Total net realized and unrealized gains	1,347,378	11,654,202

NET INCOME	457,407	10,875,475
LESS PROFIT SHARE TO GENERAL PARTNER	-	15,049
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$457,407	$10,860,426

(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2011	2010
INVESTMENT INCOME:
Interest income	$308,696	$434,993

EXPENSES:
Brokerage fees	2,518,434	2,448,232
Administrative expenses	303,742	283,334
Custody fees and other expenses	21,683	20,832
Total expenses	2,843,859	2,752,398

NET INVESTMENT LOSS	(2,535,163)	(2,317,405)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	7,312,587	4,160,333
Foreign exchange translation	50,063	52,705
Net change in unrealized:
Futures and forward currency contracts	(10,750,953)	8,562,376
Foreign exchange translation	(72,991)	(24,989)
Net gains (losses) from U.S. Treasury notes:
Realized	5,099	-
Net change in unrealized	(50,855)	23,955
Total net realized and unrealized gains (losses)	(3,507,050)	12,774,380

NET INCOME (LOSS)	(6,042,213)	10,456,975
LESS PROFIT SHARE TO GENERAL PARTNER	7,415	17,123
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(6,049,628)	$10,439,852

See notes to financial statements	(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2011:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2011	$87,381,201	$71,314,986	$-	$3,825,701	$162,521,888
Contributions	15,364,750	-	-	-	15,364,750
Withdrawals	(13,653,747)	(3,195,370)	-	-	(16,849,117)
Net loss	(4,124,717)	(1,823,630)	(543)	(93,323)	(6,042,213)
General Partner's allocation:
New Profit-Accrued	(7,415)	-	7,415	-	-
PARTNERS' CAPITAL- September 30, 2011	$84,960,072	$66,295,986	$6,872	$3,732,378	$154,995,308

For the nine months ended September 30, 2010:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2010	$81,832,304	$61,688,413	$-	$3,732,571	$147,253,288
Contributions	947,700	706,379	-	-	1,654,079
Withdrawals	(2,590,967)	(125,000)	-	-	(2,715,967)
Net income	4,884,887	5,249,490	-	322,598	10,456,975
General Partner's allocation:
New Profit-Accrued	(17,123)	-	17,123	-	-
PARTNERS' CAPITAL- September 30, 2010	$85,056,801	$67,519,282	$17,123	$4,055,169	$156,648,375

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2011	Limited Partners				Special Limited Partners
	2011		2010		2011		2010
Ratios to average capital:
Net investment loss (a)	(3.58	) %	(3.41	) %	(0.52	) %	(0.44	) %

Total expenses (a)	3.78%		3.77%		0.72%		0.80%
Profit share allocation (b)	0.00%		0.02%		0.00%		0.00%
Total expenses and profit share allocation	3.78%		3.79%		0.72%		0.80%

Total return before profit share allocation (b)	(0.06	) %	7.08%		0.70%		7.88%
Less: profit share allocation (b)	0.00%		0.02%		0.00%		0.00%
Total return after profit share allocation	(0.06	) %	7.06%		0.70%		7.88%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2011	Limited Partners				Special Limited Partners
	2011		2010		2011		2010
Ratios to average capital:
Net investment loss (a)	(3.47	) %	(3.41	) %	(0.47	) %	(0.41	) %

Total expenses (a)	3.72%		3.79%		0.73%		0.79%
Profit share allocation (b)	0.01%		0.02%		0.00%		0.00%
Total expenses and profit share allocation	3.73%		3.81%		0.73%		0.79%

Total return before profit share allocation (b)	(4.76	) %	6.02%		(2.61	) %	8.43%
Less: profit share allocation (b)	0.01%		0.02%		0.00%		0.00%
Total return after profit share allocation	(4.77	) %	6.00%		(2.61	) %	8.43%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2011 and December 31, 2010 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States of America (the “U.S.”) requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

The Partnership enters into contracts that contain a variety of indemnification provisions. The Partnership’s maximum exposure under these arrangements is unknown. The Partnership does not anticipate recognizing any loss related to these arrangements.

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2007 to 2010, for the U.S. Federal jurisdiction, the New York, Connecticut and New Jersey state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2010.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (ASU 2011-04). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (collectively the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Partnership is currently assessing the impact of ASU 2011-04 on its future financial statements.

3. FAIR VALUE

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

During the nine months ended September 30, 2011 and 2010, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables set forth by level and major category within the fair value hierarchy. At September 30, 2011 and December 31, 2010, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2011

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$152,595,906	$-	$152,595,906

Short-term money market fund*	7,760,184	-	7,760,184

Exchange-traded futures contracts
Energies	(304,566)	-	(304,566)
Grains	697,996	-	697,996
Interest rates	(336,982)	-	(336,982)
Livestock	(167,070)	-	(167,070)
Metals	1,078,572	-	1,078,572
Softs	(19,156)	-	(19,156)
Stock indices	(27,699)	-	(27,699)
Total exchange-traded futures contracts	921,095	-	921,095

Over-the-counter forward currency contracts	-	(4,812,489)	(4,812,489)

Total futures and forward currency contracts (2)	921,095	(4,812,489)	(3,891,394)

Total financial assets at fair value	$161,277,185	$(4,812,489)	$156,464,696

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$26,161,870
Investments in U.S. Treasury notes held in custody			126,434,036
Total investments in U.S. Treasury notes			$152,595,906

(2)
Net unrealized appreciation on futures and forward currency contracts			$1,128,183
Net unrealized depreciation on futures and forward currency contracts			(5,019,577)
Total unrealized appreciation and depreciation on futures and forward currency contracts			$(3,891,394)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2010

	Level 1	Level 2	Total

U.S. Treasury notes (1)	$147,069,525	$-	$147,069,525

Short-term money market fund*	7,567,993	-	7,567,993

Exchange-traded futures contracts
Energies	293,271	-	293,271
Grains	1,057,638	-	1,057,638
Interest rates	252,937	-	252,937
Livestock	49,290	-	49,290
Metals	1,708,967	-	1,708,967
Softs	479,710	-	479,710
Stock indices	1,012,807	-	1,012,807
Total exchange-traded futures contracts	4,854,620	-	4,854,620

Over-the-counter forward currency contracts	-	2,004,939	2,004,939

Total futures and forward currency contracts (2)	4,854,620	2,004,939	6,859,559

Total financial assets and liabilities at fair value	$159,492,138	$2,004,939	$161,497,077

Per line item in Statments of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers’ trading accounts as collateral			$26,694,380
Investments in U.S. Treasury notes held in custody			120,375,145
Total investments in U.S. Treasury notes			$147,069,525

(2)
Net unrealized appreciation on futures and forward currency contracts			$6,859,559
Net unrealized depreciation on futures and forward currency contracts			-
Net unrealized appreciation and depreciation on futures and forward currency contracts			$6,859,559

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

4. DERIVATIVE INSTRUMENTS

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2011, by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty, respectively, are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a liability position by counterparty, respectively, are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2011 and December 31, 2010. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$-	$(1,143,415)	$839,018	$(169)	$(304,566)
Grains	-	(387,225)	1,085,221	-	697,996
Interest rates	341,916	(691,100)	12,202	-	(336,982)
Livestock	-	-	-	(167,070)	(167,070)
Metals	-	(1,439,200)	2,517,912	(140)	1,078,572
Softs	-	(131,264)	114,073	(1,965)	(19,156)
Stock indices	27,500	(33,950)	69,117	(90,366)	(27,699)
Total futures contracts:	369,416	(3,826,154)	4,637,543	(259,710)	921,095

Forward currency contracts	831,123	(10,100,826)	5,938,832	(1,481,618)	(4,812,489)

Total futures and forward currency contracts	$1,200,539	$(13,926,980)	$10,576,375	$(1,741,328)	$(3,891,394)

Fair value of futures and forward currency contracts at December 31, 2010

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$648,021	$(112,150)	$-	$(242,600)	$293,271
Grains	1,185,251	-	-	(127,613)	1,057,638
Interest rates	350,149	(80,730)	16,584	(33,066)	252,937
Livestock	102,440	-	-	(53,150)	49,290
Metals	1,917,417	-	-	(208,450)	1,708,967
Softs	529,281	(1,187)	3,046	(51,430)	479,710
Stock indices	1,116,187	(194,252)	91,892	(1,020)	1,012,807
Total futures contracts:	5,848,746	(388,319)	111,522	(717,329)	4,854,620

Forward currency contracts	3,159,489	(541,981)	896,617	(1,509,186)	2,004,939

Total futures and forward currency contracts	$9,008,235	$(930,300)	$1,008,139	$(2,226,515)	$6,859,559

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2011 and 2010 as “Net realized gains (losses) on closed positions, futures and forward currency contracts” and “Net change in unrealized futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2011 and 2010

Sector	Three months ended: September 30, 2011	Three months ended: September 30, 2010	Nine months ended: September 30, 2011	Nine months ended: September 30, 2010
Futures contracts:
Energies	$(447,048)	$361,388	$1,423,233	$(1,698,474)
Grains	(201,678)	(833,014)	(1,529,320)	(590,878)
Interest rates	11,049,386	3,687,028	11,876,132	17,854,925
Livestock	(204,980)	208,320	(483,110)	(62,660)
Metals	592,760	839,458	33,807	(360,418)
Softs	(460,494)	627,647	(592,678)	(122,253)
Stock indices	(1,865,200)	3,281,579	(9,407,626)	(4,620,612)
Total futures contracts:	8,462,746	8,172,406	1,320,438	10,399,630

Forward currency contracts	(7,032,628)	3,368,507	(4,758,804)	2,323,079

Total futures and forward currency contracts	$1,430,118	$11,540,913	$(3,438,366)	$12,722,709

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2011 and 2010 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2011 and 2010 was approximately $161,000,000 and $151,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2011 and 2010

	2011		2010
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$26,708,862	$9,686,114	$31,229,760	$22,819,243
Grains	11,499,966	6,945,623	7,955,141	7,879,432
Interest rates	181,947,464	12,443,977	237,065,920	10,114,916
Livestock	1,337,133	1,507,648	3,969,407	3,917,770
Metals	18,102,610	6,236,554	28,269,554	15,724,224
Softs	3,877,595	1,003,586	5,020,112	1,332,261
Stock indices	55,479,672	7,172,577	80,953,692	2,777,781
Total futures contracts:	298,953,302	44,996,079	394,463,586	64,565,627

Forward currency contracts	154,145,191	44,175,743	121,604,341	39,191,979

Total futures and forward currency contracts	$453,098,493	$89,171,822	$516,067,927	$103,757,606

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2011 and 2010. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. Inc. (“MS”). The Partnership began trading at BB on June 2, 2011. The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $19,472,287 and $16,420,836 at September 30, 2011 and December 31, 2010, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2011 and 2010. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30, 2011	September 30, 2010
Profit share earned	$-	$-
Reversal of profit share (1)	-	(2,074)
Profit share accrued (2)	-	17,123
Total profit share	$-	$15,049

	Nine months ended:
	September 30, 2011	September 30, 2010
Profit share earned	$7,415	$-
Profit share accrued (2)	-	17,123
Total profit share	$7,415	$17,123

(1)	At July 1
(2)	At September 30

6. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $101,000 and $94,791 during the three months ended September 30, 2011 and 2010, respectively and $303,742 and $283,334 during the nine months ended September 30, 2011 and 2010 respectively, of which $134,832 and $108,824, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Interests sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. There were no charges due to the General Partner at September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Limited partnership interests (“Interests”) may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 5% to 35% of an account’s net assets at exchange minimum margins (including imputed margins on forward and swap positions) although the amount committed to margin at any time may be higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three and nine months ended September 30, 2011, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2011

Total
Partners'
Month Ending:	Capital
September 30, 2011	$154,995,308
June 30, 2011	153,283,474
December 31, 2010	162,521,888

	Three months	Nine Months
Change in Partners' Capital	$1,711,834	$(7,526,580)
Percent Change	1.12%	(4.63)%

THREE MONTHS ENDED SEPTEMBER 30, 2011

The increase in the Partnership’s net assets of $1,711,834 was attributable to a net gain of $457,407 and contributions of $13,999,750, which was partially offset by withdrawals of $12,745,323.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2011 increased $50,901 relative to the corresponding period in 2010. The increase was due primarily to an increase in the average net assets of the Partnership during the three months ended September 30, 2011 relative to the corresponding period in 2010.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended September 30, 2011 increased $6,209 relative to the corresponding period in 2010. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended September 30, 2011, relative to the corresponding period in 2010.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2011 decreased $54,478 relative to the corresponding period in 2010. This decrease was due to a decrease in short-term Treasury yields during the three months ended September 30, 2011 relative to the corresponding period in 2010.

During the three months ended September 30, 2011, the Partnership experienced net realized and unrealized gains of $1,347,378 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $863,228, administrative expenses of $101,000 and custody fees and other expenses of $6,940 were incurred. Interest income of $81,197 partially offset the Partnership's expenses resulting in a net gain of $457,407. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(4.33)%
Energies	(0.30)%
Grains	(0.17)%
Interest rates	6.94%
Livestock	(0.16)%
Metals	0.37%
Softs	(0.32)%
Stock indices	(1.16)%
Trading gain	0.87%

NINE MONTHS ENDED SEPTEMBER 30, 2011

The decrease in the Partnership’s net assets of $7,526,580 was attributable to a net loss before profit share of $6,042,213 and withdrawals of $16,849,117, which was partially offset by contributions of $15,364,750.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2011 increased $70,202 relative to the corresponding period in 2010. The increase was due primarily to an increase in the average net assets of the Partnership during the nine months ended September 30, 2011 relative to the corresponding period in 2010.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the nine months ended September 30, 2011 increased $20,408 relative to the corresponding period in 2010. The increase was due mainly to an increase in the Partnership’s average net assets during the nine months ended September 30, 2011, relative to the corresponding period in 2010.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2011 decreased $126,297 relative to the corresponding period in 2010. This decrease was due to a decrease in short-term Treasury yields during the nine months ended September 30, 2011 relative to the corresponding period in 2010.

During the nine months ended September 30, 2011, the Partnership experienced net realized and unrealized losses of $3,507,050 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,518,434, administrative expenses of $303,742, custody fees and other expenses of $21,683 and an accrued profit share allocation to the General Partner of $7,415 were incurred. Interest income of $308,696 partially offset the Partnership's expenses resulting in a net loss after profit share to the General Partner of $6,049,628. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.92)%
Energies	0.83%
Grains	(1.03)%
Interest rates	7.36%
Livestock	(0.39)%
Metals	0.03%
Softs	(0.44)%
Stock indices	(5.69)%
Trading loss	(2.25)%

MANAGEMENT DISCUSSION – 2011

Three months ended September 30, 2011

The Partnership showed a slight trading gain during the third quarter as gains from trading interest rates and gold outweighed losses from trading currencies, stock indices, agricultural commodities, energy and industrial metals.

Third quarter trading was volatile as pervasive uncertainty pushed cautionary, safety-first trades to the forefront of market action. The continuing failure of courage in Washington to come to a bipartisan solution on the U.S. deficit and debt ceiling imbroglio and the lack of a complete solution to Europe’s debt quagmire with its knock-on impact on banks held market participants hostage to uncertainty which had a negative influence on growth prospects worldwide.  In addition, inflation worries in emerging markets kept monetary policy on a tightening trajectory, especially in China and India, even as growth slowed.

The flight to safety produced gains from long positions in note and bond futures for the U.S., United Kingdom, Australia, Canada, Germany and Japan. The “Quantitative Easing” that was implemented in the U.S., United Kingdom, and Japan added to the demand for longer term instruments.

Coming into the quarter, the U.S. dollar had been in a lengthy decline and was not viewed as a safe haven.  However, with Switzerland and Japan enacting policy initiatives to limit the attractiveness of their currencies, with slower growth undermining the attraction of commodity and emerging market currencies and with the Euro’s existence in question, the U.S. dollar reemerged as a safe haven investment despite the rating downgrade of U.S. government securities by S&P.  As a result, short U.S. dollar trades, which had been profitable in July, were unprofitable during August and September.  Non-U.S. dollar cross rate trading was negative due to losses on long Australian and New Zealand dollar trades and on short British Pound and Euro trades.

Given the deteriorating growth outlook, the fiscal problems in the developed world and policy tightening in emerging economies, equity futures trading was unprofitable for the quarter.  Long equity positions generated losses in July and August but after being reversed to short positions produced a somewhat offsetting gain in September.

Metal trading was volatile during the quarter and was fractionally profitable overall due to profits from a long gold position.  As growth prospects receded, long positions in industrial metals produced losses in August, were reversed to short positions and generated a small gain in September.

With the economic outlook weakening, losses on long positions in Brent crude, RBOB gasoline and London gas oil led to a fractional loss from energy trading although a short natural gas position was marginally profitable.

Trading of agricultural commodities was fractionally negative as long coffee, sugar, corn, soybean and soybean meal positions and a short livestock trade registered losses toward quarter end.

Three months ended June 30, 2011

While growth oriented trades produced gains early in the quarter, market sentiment toward these “risk on” positions deteriorated during May and June and the Partnership registered a decline for the three months. Losses from trading of equity, energy, metal and agricultural commodity futures outdistanced gains from currency and interest rate futures trading.

Manufacturing activity, as evidenced by weakening purchasing manager surveys and employment statistics, slowed worldwide during the quarter. In the developed economies, the continued depression in the housing markets and the knock-on effects of the Japan crisis added to the negative sentiment as did the coming end of the second round of quantitative easing ( “QE2” ) in the U.S. and the increase in bank regulations worldwide. Meanwhile, in the developing economies, more moves toward tighter monetary policy to contain inflation, led by China, reined in “animal spirits.” Combining this worsening growth outlook with the Greek debt drama and the U.S. debt ceiling imbroglio served to undermine the long equity and commodity trades in the Partnership.

Against this background, long equity futures positions produced losses and were reduced significantly and in some instances closed or reversed to short trades. Losses were registered on long equity positions in U.S., Chinese, Hong Kong, Korean, Taiwanese, Canadian, Australian, South African and European—especially Italian, Spanish and Dutch—equity futures. There was a bounce in equity markets near quarter-end as the Greek austerity approval triggered some short covering and perhaps due to quarter-end window dressing purchases.

A steadying U.S. dollar, slowing growth and news that the International Energy Agency would release 60 million barrels of oil from strategic reserves to compensate for the Libyan shortfall pushed energy prices lower and led to losses on long positions in crude and related products. Trading of natural gas also resulted in a loss.

Diminishing industrial activity and global economic growth produced losses from long positions in industrial metals, especially aluminum, lead, zinc and nickel. A long gold position was profitable, although the gains were pared back as the U.S. dollar stabilized after April. Silver trading was highly volatile with gains in April offset by losses in May and June.

Turning to agricultural commodities, long positions in the soybean complex, corn, cotton, coffee and cattle were unprofitable, while a short wheat trade was profitable in June.

Interest rate trading was profitable during April and May but in June sovereign debt concerns and inflation worries undermined some long note and bond trades. For the quarter, long positions in U.S., Australian, Canadian and Japanese long-term futures, and a long position in short-term sterling were profitable. Meanwhile, short trades in European interest rate futures produced losses.

The Federal Reserve’s policy of miniscule interest rates and quantitative easing caused the U.S. dollar to take a significant dip in April. During May and June, the U.S. dollar partially recovered as the end of QE2 approached and as growth and debt concerns outside the U.S. caused market participants to trim back short U.S. dollar positions. Still, on balance, short U.S. dollar positions versus emerging market, high yield and safe haven currencies like the Swiss franc were profitable. Meanwhile, non-U.S. dollar trading lost money from long positions in the Australian dollar, Norwegian kroner and Swedish krona. On the other hand, a short British pound/long Australian dollar trade was profitable.

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

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns. Long positions in crude, heating oil, London gasoil and RBOB gasoline were profitable.

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

A flight to safety triggered a strong move into the U.S. dollar which had been falling because of concern regarding fiscal and monetary problems in the U.S., as well as into the Swiss franc and yen which had been weak due to low interest rates. This flight also led to rising prices for “suddenly safe” government securities which had previously been under pressure due to debt problems and recent signs of tighter monetary policies, particularly in Asia. Given the threat to worldwide growth due to the crippling of the Japanese economy, global equity markets, which had weakened noticeably on March 9 in the wake of a Bank of Korea rate hike and further signs of a persistent inflation problem in China, fell sharply as the scale of the disaster expanded. Finally, with Japan’s industrial sector somewhat crippled and global growth now more uncertain, the demands for and prices of metals, energy, and other commodities, which have been experiencing a secular boom, fell, negatively impacting performance.

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

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2010 increased $9,450 relative to the corresponding period in 2009. The increase was due primarily to an increase in the average net assets of the Partnership during the three months ended September 30, 2010, relative to the corresponding period in 2009.

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

Sector	% Gain (Loss)
Currencies	2.28%
Energies	0.25%
Grains	(0.60)%
Interest rates	2.61%
Livestock	0.15%
Metals	0.57%
Softs	0.42%
Stock indices	2.26%
Trading gain	7.94%

NINE MONTHS ENDED SEPTEMBER 30, 2010

The increase in the Partnership’s net assets of $9,395,087 was attributable to a net gain before profit share of $10,456,975 and contributions of $1,654,079, which was partially offset by withdrawals of $2,715,967.

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

Sector	% Gain (Loss)
Currencies	1.48%
Energies	(1.13)%
Grains	(0.44)%
Interest rates	13.02%
Livestock	(0.02)%
Metals	(0.26)%
Softs	(0.10)%
Stock indices	(3.83)%
Trading gain	8.72%

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

Federal Reserve Chairman Bernanke’s July statement that “the economic outlook is unusually uncertain” was reflected in the markets’ schizophrenic attitude toward risk during the quarter swinging from risk seeking in July to risk aversion in August and back to risk seeking in September.

Long positions in U.S. and European notes and bonds and in U.S. dollar short-term interest rate futures were very profitable in the third quarter, especially in July and August when investors were seeking safety and the Federal Reserve was emphasizing its intention to maintain low interest rates for an extended period.  Meanwhile, long Australian interest rate futures positions produced losses as the Reserve Bank of Australia raised official rates in response to a buoyant domestic economy.  Late in the quarter, concerns about tighter monetary policies and the need to finance large deficits led to higher yields, somewhat reducing earlier gains.

Favorable earnings reports, easy monetary policy and, by September, some improvement in the worldwide growth outlook supported equity markets.  Profits were generated from long stock index futures positions in the U.S., Europe, Canada, Mexico, Korea and Singapore while short positions in Japanese and Australian index futures produced small losses.

During the quarter, the threat of competitive devaluations, capital controls, currency interventions and trade wars became an almost daily part of official discussions and pronouncements.  The U.S., euro-zone and Japan all seemed to be vying for the dubious honor of having the poorest outlook.  The U.S. dollar slid significantly versus commodity oriented, higher growth and high interest rate currencies.  Long positions were profitable in the currencies of Brazil, India, Colombia, Chile, Australia, Singapore, South Africa and Turkey.  Turning to non-U.S. dollar cross rates, short euro positions versus the Czech, Polish and Swedish units and a long Australian dollar/short Canadian dollar trade were profitable.

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

The energy sector was particularly hard hit and long positions in Brent and WTI crude, heating oil, gas oil and RBOB gasoline were unprofitable.  Crude inventories were already high particularly in the U.S. and currency and economic growth problems were enough to trigger a significant price drop.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2011:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2011	$(116,669)	$(29,162)	$(145,831)
August 31, 2011	(11,740,023)	(29,000)	(11,769,023)
September 30, 2011	(56,265)	(774,204)	(830,469)
Total	$(11,912,957)	$(832,366)	$(12,745,323)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

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

Date: November 14, 2011
/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)