Form 10-K
period 2011-12-31
NESTOR PARTNERS
filed 2012-03-30
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2011 and 2010 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2011, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Nestor Partners (the “Partnership”) is a limited partnership organized December 13, 1976 under the New Jersey Uniform Limited Partnership Act. The general partner of the Partnership is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

The Partnership’s business is trading a diversified portfolio (a “Diversified Portfolio”) of futures, forward, swap and option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities.  The General Partner invests globally pursuant to its proprietary quantitative and systematic trading methodology, based upon signals generated from an analysis from price, price derivatives, fundamental and other quantitative data.  Approximately 29% of the Partnership’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.  The Partnership began its trading activities in February 1977.  All investment decisions are made by the General Partner.

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982 and as a “commodity trading advisor” since September 13, 1984 and has been a member of the National Futures Association (“NFA”) since July 1, 1982.  The Millburn Corporation is an affiliate of the General Partner and performs research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2011, the aggregate Net Asset Value of the Partnership was $156,618,296.  The value at December 31, 2011 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $51,811.27, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2011.

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

(b)   Financial information about industry segments

The Partnership’s business constitutes only one segment (i.e., a speculative commodity pool). The Partnership does not engage in sales of goods and services. Financial information regarding the Partnership’s business is set forth in the Partnership’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Partnership engages in the speculative trading of futures and forward currency contracts and may trade options thereon as well as swap contracts.  The Partnership’s sole trading advisor is the General Partner.  The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes investment and trading decisions pursuant to its investment and trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.  The objective of the General Partner’s investment and trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic models that may or may not take positions in the same direction as trend-following positions.  The General Partner’s approach is medium-term to long-term in nature.  The General Partner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years.  A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make a few large profits, more than offsetting their numerous but smaller losses.  Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses.  Similarly, during periods when market behavior is unsuitable for non-trend following models, such models are likely to incur substantial losses.

The General Partner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures trading depends on several factors. Two of the main factors are development and selection of the trading systems used in each market and allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, market sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system is able to generate any profits.

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities. Over more than 40 years, the General Partner has developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market, some non-price information or combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash-, futures- or option markets-generated data or government and industry generated statistical information), and the objective of the system (profiting from trends, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification subject to liquidity constraints, and each market is traded using a diversified (but generally not optimized for each particular market) set of trading systems. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Partnership: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of market. Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the Partnership’s portfolio. The current allocation to any market in the Partnership’s portfolio does not exceed 2.5% of total market exposure, measured by risk allocation.

Risk is a function of both price level and price volatility. For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by each of the directional trading systems discussed above. A secondary benefit of the position-sizing model can be timely profit taking. Because markets tend to become more volatile after a profitable trend has been long underway, the position-sizing model often signals position reductions before trend reversals.

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

The General Partner employs discretion in the execution of trades where The Millburn Corporation’s trader expertise plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

Pursuant to the Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”), the General Partner receives in respect of limited partners who acquire their limited partnership interests (“Interests”) through selling agents, a flat-rate monthly brokerage fee equal to 0.458 of 1% of the month-end net assets (a 5.5% annual rate) attributable to such limited partners. In respect of limited partners who acquire their Interests through the General Partner, the General Partner receives brokerage commissions at a monthly flat-rate of 0.167 of 1% of the month-end net assets (a 2.0% annual rate) attributable to such limited partners plus an amount equal to the brokerage commissions and fees payable to clearing and executing brokers attributable to such limited partners’ proportionate interest in the Partnership. The General Partner in turn bears all brokerage commissions and fees payable to clearing and executing brokers as well as all compensation payable to selling agents, if any. The General Partner also receives a profit share equal to 20% of any new trading profit, determined as of the end of each calendar year. The annual profit share is calculated net of brokerage fees and administrative expenses.

The Partnership pays its administrative expenses, including costs incurred in connection with the continuing offering of the Interests, up to ¼ of 1% per annum of the Partnership’s average month-end assets, and any extraordinary expenses which it may incur.

J.P. Morgan Securities LLC (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Barclays Capital Inc. (“Barclays”) and Newedge USA, LLC (“Newedge”) act as the futures brokers for the Partnership. The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. LLC, Deutsche Bank AG and Barclays Bank PLC. The Partnership pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

The General Partner estimates that 90% or more of the Partnership’s assets, including the assets used to satisfy margin and collateral requirements, will be invested in U.S. government securities or securities issued by federal agencies, other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits).  The balance of the Partnership’s assets will be held in cash in the commodity brokerage accounts and will be used for trading which requires cash for margin and to avoid daily buying and selling of government securities. The Partnership’s assets deposited with the Partnership’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts.”

The Partnership does not engage in lending (other than through permitted securities investments).

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as J.P. Morgan, Deutsche Bank, Merrill Lynch, Barclays and Newedge to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. These position limits are not yet effective and there is considerable uncertainty surrounding their application. All accounts controlled by the General Partner are combined for speculative position limit purposes. The General Partner believes that the limits are sufficiently large that they should not restrict the Partnership’s trading strategy.

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

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in such a manner that the Partnership may no longer be permitted to engage in currency forward transactions by directly accessing the interbank market. Rather, the Partnership may be limited to engaging in “retail forex transactions” which could limit the Partnership’s potential currency forward counterparties. Limiting the Partnership’s potential currency forward counterparties could lead to the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the currency forward counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Partnership currently engages for its currency forward transactions. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Partnership.

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

Item 4.   Mine Safety Disclosures

Not required.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information.

There is no trading market for the Interests, and none is likely to develop. Interests may be redeemed upon 15 days’ written notice to the General Partner at their Net Asset Value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2011, there were 691 holders of Interests.

(c)   Dividends.

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2011 and December 31, 2011, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing limited partners making additional investments. No additional Interests were sold to special limited partners during the period.

Month	Number of Interests Sold to Limited Partners	Dollar Amount of such Interests Sold

October 1, 2011	49	$3,329,758
November 1, 2011	53	$2,197,204
December 1, 2011	47	$1,934,000

Total	149	$7,460,962

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

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2011:

Month	Limited Partners Amount withdrawn	Special Limited Partners Amount withdrawn

October 31, 2011	$58,531	$16,466
November 30, 2011	$514,561	$200,000
December 31, 2011	$139,861	$337,410

Total	$712,953	$553,876

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; (4) prohibiting pyramiding – that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2011, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Results of Operations

The Partnership’s success depends on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. The General Partner’s investment and trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership’s results of operations is its performance record. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Partnership, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Partnership’s results. The General Partner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Partnership has a better opportunity of being profitable than in others.

10

2011

During 2011, the Partnership achieved a net realized and unrealized loss of $6,679,873 from its trading operations (including foreign exchange transactions and translations). Brokerage commissions of $3,368,858, administrative expenses of $400,917 and custody fees of $29,759 were paid or accrued. The Partnership paid a profit share to the General Partner of $8,692. Interest income of $374,054, offset the Partnership’s expenses resulting in a net loss of $10,114,045 after profit share to the General Partner. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Currencies	(4.02)%
Energies	0.75%
Grains	(1.40)%
Interest rates	9.01%
Livestock	(0.47)%
Metals	(0.21)%
Softs	(0.30)%
Stock indices	(7.57)%

Total	(4.21)%

2011 was a volatile year of “Risk On/Risk Off” trading as market sentiment swung from hope to despair and back again on numerous occasions. The Partnership was unprofitable as gains from interest rates, precious metals and energy were outweighed by losses from equities, currencies, industrial metals and soft and agricultural commodities.

Market participants were buffeted by a dizzying array of economic growth, economic policy, political and natural disaster-related factors. There were floods in Australia, an earthquake, tsunami and nuclear disaster in Japan, earthquakes in New Zealand and floods in Thailand. Then there were the usual extreme wet and dry weather events that occurred throughout the world as well. On the fiscal front, policy paralysis and a lack of courage kept the U.S. and Europe from dealing in a definitive way with debt and deficit crises that led to ratings downgrades for many countries, endangered the worldwide banking system and led to volatile changes of governments in Greece, Italy and Spain. Throughout 2011, there were periodic developed countries’ monetary policy moves to prop up sagging confidence and prod weakening growth. Persistently low official interest rates and quantitative easing by the Federal Reserve, Bank of England, and the European Central Bank — especially with its late in the year injection of long term lending to banks — aimed to counter despair with some hope. Also, in late November, six central banks, orchestrated by the Federal Reserve, reduced the cost of dollar funding for commercial banks worldwide after the rating’s agencies announced downgrades for many of the largest global banks. By August, even emerging market central banks, including China, Brazil, India and Indonesia, that had been maintaining relatively tight monetary policies in order to contain inflation, began to ease as slowing growth become a bigger worry. Indeed, during the final four months of the year, downward growth revisions peppered the market regularly as the International Monetary Fund, World Bank, Organization for Economic Co-operation and Development, European Central Bank, European Commission, Bank of England, Federal Reserve, Bank of Japan and numerous private financial institutions lowered their GDP forecasts. Exchange rate policy was also far from steady in 2011. Many countries from Switzerland and Japan to Brazil and Chile enacted policies designed to counter and reverse the upward pressure on their currencies that threatened their export industries. Finally from the Middle East, the Arab Spring, Iranian intransigence on seeking nuclear power and the U.S. exit from Iraq added to uncertainty, particularly in the energy sector, prompting the International Energy Agency to release 60 million barrels of oil from strategic reserves in July.

In this environment it is hardly surprising that safe haven or risk aversion trades were profitable, even as price activity in most markets was erratic and lacking persistent direction. Long positions in U.S., U.K., German, Australian, Canadian and Japanese note and bond futures were profitable.

Safe haven long positions in gold and to a lesser extent in silver were profitable. Meanwhile, trading of industrial metals was unprofitable as prices vacillated with the growth outlook, more than offsetting precious metal gains.

Trading of stock indices was very unprofitable and the losses were widespread as prices swung erratically in response to the myriad of issues listed above. Losses were sustained in many cases on both long and short positions. Trading of U.S., European — especially U.K., Asian — especially Japanese, Korean and Australian, and of both emerging and developed countries equity futures produced losses in 2011.

Early in the year short dollar positions against high growth and high yield currencies of emerging market and commodity countries were profitable. However, as the growth outlook deteriorated, as the debt and deficit crises became more pronounced and as a number of countries implemented policies to halt and reverse their currency appreciation, the dollar rebounded, partly due to safe haven purchases, and these short positions produced losses and were reversed. On balance profits from trades versus the Euro and the currencies of Brazil, Canada, India, Korea, Poland, Russia and Switzerland were slightly outweighed by losses from trading the currencies of Australia, Britain, Chile, Columbia, Israel, Japan, New Zealand, South Africa and Sweden.

Cross rate currency trading was unprofitable. Trading the Euro/New Zealand dollar cross and the New Zealand dollar/Japanese yen cross resulted on losses from both long and short positions as the interactions of the ebb and flow of the European debt crisis and New Zealand earthquakes and the Japanese tsunami disaster caused erratic price moves. Volatility also brought losses from both long and short trades in the Australian dollar versus the Canadian dollar, Swiss franc and Japanese yen units. Finally, trading of the Swiss franc, Euro and British pound sterling relative to the Scandinavian currencies was unprofitable.

Energy trading was profitable. Long positions in RBOB gasoline and London gas oil produced gains as prices rose in the first half of the year. Short natural gas trades were profitable especially as prices fell sharply in the last third of 2011.

Softs trading was unprofitable. A short cocoa trade was profitable in the September-December period as weak European demand and a good supply outlook depressed prices. A long cotton trade produced gains early in the year when worldwide growth appeared good. Meanwhile trading sugar generated a loss as prices were volatile and erratic.

Trading of agricultural commodities was unprofitable. Livestock prices were volatile and losses were sustained on both long and short trades through the year. The soybean complex produced losses both long and short as prices of beans, bean oil and meal were volatile. Wheat trading was also unprofitable, while shorter term trading of corn registered a small gain.

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

The Partnership produced a gain for the full year 2010 as profits in the early spring and from late summer to year end outweighed losses suffered when the EU debt crisis was at its height in the May-July period.  Gains from trading interest rate futures led the way although trading of currencies, metals, grains, and soft commodity futures also generated attractive profits.  Meanwhile, energy trading resulted in a modest loss while equity futures trading was essentially flat as gains during the last 6 months offset losses from the first half.

One persistent influence on market activity throughout the year was the Federal Reserve’s easy monetary policy as evidenced by near zero official short term interest rates and continuous liquidity injections via the first round of quantitative easing and the second round of quantitative easing. Against this background, long positions in U.S., British and European bond, note and short-term interest rate futures were highly profitable during the first three quarters of the year. In the October-December period, however, concerns about massive government borrowing requirements in developed economies—underscored by the agonizing spread of the Euro periphery’s debt crisis—and future inflation triggered a substantial uptick in rates that led to widespread losses on long interest rate futures positions. The fact that a number of countries, including China, India and Australia, tightened their monetary policies to combat incipient inflation added to upward interest rate pressures.

Foreign exchange trading was profitable with both dollar and non-dollar cross rate components generating gains. In particular, short U.S. dollar positions versus growth-oriented and commodity currencies of countries such as Brazil, Columbia, India, Indonesia, Mexico, South Africa, and Singapore were profitable. In the cross rate component, short Euro positions relative to a variety of currencies registered gains as did a short Euro/long U.S. dollar trade.

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

The weak U.S. dollar, improving growth prospects, particularly in the fourth quarter, and supply concerns caused by a variety of weather conditions—too much or too little rain, too hot or not hot enough—boosted agricultural markets, producing gains from long positions in corn, wheat and the soybean complex. Long coffee and cotton trades were also profitable, while trading of cocoa and sugar produced small losses.

Energy trading was unprofitable as prices for crude oil and products oscillated without direction at least until late in the year when they began an advance. Short natural gas positions did produce a modest gain that offset some of these losses.

Equity trading was essentially flat, although performance across time and across countries was quite disparate.  During the first half of 2010 a number of significant events, including the growing recognition of the European debt crisis, worries about tighter policy from China, the May 6 “flash crash”, the North/South Korea confrontations and the sustainability of incipient global growth produced losses from equity futures trading.  During the last 6 months as growth prospects became more solid and as the liquidity from the U.S. Federal Reserve underpinned confidence, gains from equity trading largely offset the earlier losses.  By country, long positions in Indian, Thai, Singaporean, Taiwanese, Korean, U.S., German, U.K., Swedish and Canadian equity futures were profitable.  On the other hand, trading the equities of China, Hong Kong, Spain, Italy, Japan and Australia produced losses.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Not required.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2011, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982 to manage discretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2011 are as follows:

Harvey Beker, age 58. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person of the General Partner effective November 25, 1986. Additionally, he became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 53. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 67. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (FIA). Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person of the General Partner effective September 13, 1984 and April 2, 1988, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 42. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA, CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Securities Law, Regulation and Compliance (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 64. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person of the General Partner effective July 2, 1993, and April 15, 2009, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 and October 12, 1992, respectively, each until December 31, 2011. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 54. Mr. Goodman is Executive Vice-President and Director of Trading for the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. He has been a featured speaker at industry events in the U.S., Europe and Asia. Mr. Goodman has also served as President, Chief Executive Officer and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person of the General Partner effective December 19, 1991 and May 23, 1989, respectively. He also became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 60. Mr. Newton is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 — October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the General Partner as an Associated Person in May 1991, and then joined the General Partner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person and branch office manager of the General Partner effective May 14, 1997, May 30, 1991 and December 16, 1991, respectively. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 60. Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith became a partner in ShareInVest in January 1994. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person of the General Partner, effective December 19, 1991 and April 15, 2009, respectively. He became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 57. Mr. Tanis is a Vice President and Principal Accounting Officer of the General Partner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May 1983. Prior to joining the General Partner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the General Partner and The Millburn Corporation effective July 14, 2004.

None of the individuals listed above currently serves as a director of a public company.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)  Promoters and Control Persons

The General Partner, as the organizer of the Partnership, is a promoter within the meaning of 1(i) of the definition of “promoter” set forth in Regulation 12b-2 of the Securities Exchange Act of 1934, as amended.  The General Partner has not received, and is not entitled to receive, anything of value from the Partnership in connection therewith.

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

(i)   Audit Committee Financial Expert

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

Item 11.  Executive Compensation

The Partnership has no directors, officers or employees. None of the directors, officers or employees of the General Partner receive compensation from the Partnership. The General Partner makes all investment decisions on behalf of the Partnership. The General Partner receives monthly brokerage commissions of 0.458 of 1% of the Partnership’s net assets (which is reduced to 0.167 of 1% of net assets, plus the cost of all commissions and clearing charges due to third-party brokers, for partners who acquire their Interests directly through the General Partner) and an annual profit share of 20% of any new trading profit (net of brokerage commissions and administrative expenses).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2011, the General Partner’s interest was valued at $3,150,229, which constituted 2.01% of the Partnership’s capital as of December 31, 2011.

As of December 31, 2011, the directors and executive officers of the General Partner own beneficially Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
	Held Directly	Held Indirectly[1]	% Directly	% Indirectly

Harvey Beker	$560,302	$11,113,719	0.37%	7.24%

Gregg Buckbinder	$0	$670,239	0.00%	0.44%

George Crapple	$44,008	$6,292,819	0.03%	4.10%

Steven M. Felsenthal	$0	$115,383	0.00%	0.08%

Mark Fitzsimmons	$0	$3,426,714	0.00%	2.23%

Barry Goodman	$0	$3,226,176	0.00%	2.10%

Dennis Newton	$0	$686,212	0.00%	0.45%

Grant Smith	$2,528,282	$1,548,687	1.65%	1.01%

Tod Tanis	$0	$822,802	0.00%	0.54%

Directors and executive officers of the General Partner as a group	$3,132,592	$27,902,751	2.05%	18.19%

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid $3,368,858 in brokerage fees to the General Partner and allocated $8,692 in profit share to the General Partner for the year ended December 31, 2011.  The General Partner’s capital interest was allocated a net loss of $175,472 for the year ended December 31, 2011.  The Partnership paid $3,290,432 in brokerage fees to the General Partner and allocated $625,835 in profit share to the General Partner for the year ended December 31, 2010.  The General Partner’s capital interest was allocated a net income of $593,130 for the year ended December 31, 2010.  The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $400,917 during the year ended December 31, 2011 of which $89,711 was paid or was payable to The Millburn Corporation.  The Partnership incurred administrative expenses of $381,720 during the year ended December 31, 2010 of which $217,925 was paid or was payable to The Millburn Corporation.  The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

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

Item 14.   Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2011 and 2010 were approximately $91,000 and $89,250, respectively.

(2)          Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)          All Other Fees

There were no other fees for the years ended December 31, 2011 and 2010.

(5)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2011 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)     Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2011 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.01	Interactive Data File

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 30, 2012
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2012
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2012
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2012
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2011 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.01	Interactive Data File

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

