Form 10-Q
period 2012-03-31
NESTOR PARTNERS
filed 2012-05-15
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2012

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

Yes ☐        No ☒

PART 1. FINANANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nestor Partners

Financial statements

For the three months ended March 31, 2012 and 2011 (unaudited)

(a) At March 31, 2012 and December 31, 2011 (unaudited)

(b) For the three months ended March 31, 2012 and 2011 (unaudited)

Nestor Partners

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2012	2011
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $20,616,658 and $16,853,952)	$20,612,281	$16,854,836
Net unrealized appreciation on open futures and forward currency contracts	809,453	2,651,806
Due from brokers	2,499,026	1,432,104
Cash denominated in foreign currencies (cost $1,329,255 and $347,456)	1,328,847	340,923
Total equity in trading accounts	25,249,607	21,279,669

INVESTMENTS IN U.S. TREASURY NOTES-at fair value (amortized cost $124,485,348 and $128,738,240)	124,452,796	128,739,557
CASH AND CASH EQUIVALENTS	7,214,696	10,849,407
ACCRUED INTEREST RECEIVABLE	56,974	771,589
TOTAL	$156,974,073	$161,640,222

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$2,657,500	$3,061,300
Net unrealized depreciation on open futures and forward currency contracts	2,144,139	196,620
Accrued brokerage fees	281,776	280,454
Due to brokers	-	201,403
Cash denominated in foreign currencies (cost -$0 and -$552,152)	-	551,021
Accrued expenses	306,930	245,831
Capital withdrawals payable	1,218,473	485,276
Due to General Partner	3,697	21
Total liabilities	6,612,515	5,021,926

PARTNERS' CAPITAL	150,361,558	156,618,296

TOTAL	$156,974,073	$161,640,222

See notes to financial statements

Nestor Partners

Condensed Schedule of Investments

March 31, 2012 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.45)%	$(672,086)
Grains	0.01	13,350
Interest rates
2 Year U.S. Treasury Note (160 contracts, settlement date June 2012)	(0.01)	(11,485)
5 Year U.S. Treasury Note (204 contracts, settlement date June 2012)	(0.02)	(28,024)
10 Year U.S. Treasury Note (80 contracts, settlement date June 2012)	(0.01)	(20,078)
30 Year U.S. Treasury Bond (44 contracts, settlement date June 2012)	(0.01)	(14,750)
Other	0.25	368,034
Total interest rates	0.20	293,697

Metals	(0.27)	(401,719)
Softs	0.04	62,474
Stock indices	(0.06)	(88,512)
Total long futures contracts	(0.53)	(792,796)

Short futures contracts:
Energies	0.47	692,170
Grains	(0.07)	(105,563)
Interest rates	(0.02)	(30,008)
Livestock	0.01	17,090
Metals	0.32	481,666
Softs	0.28	420,332
Stock indices	0.08	126,562
Total short futures contracts	1.07	1,602,249
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.54	809,453

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.30)	(445,720)
Total short forward currency contracts	(1.13)	(1,698,419)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(1.43)	(2,144,139)

TOTAL	(0.89)%	$(1,334,686)

		(Continued)

Nestor Partners

Condensed Schedule of Investments

March 31, 2012 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$39,720,000	U.S. Treasury notes, 0.375%, 08/31/2012	26.44%	$39,758,013
55,980,000	U.S. Treasury notes, 4.250%, 09/30/2012	37.99	57,114,907
10,040,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.69	10,061,178
37,990,000	U.S. Treasury notes, 0.625%, 02/28/2013	25.36	38,130,979
	Total investments in U.S. Treasury notes
	(amortized cost $145,102,006)	96.48%	$145,065,077

See notes to financial statements	(Concluded)

Nestor Partners

Condensed Schedule of Investments

December 31, 2011 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.05)%	$(71,020)
Grains	0.10	152,750
Interest rates
2 Year U.S. Treasury Note (545 contracts, settlement date March 2012)	0.05	82,656
5 Year U.S. Treasury Note (503 contracts, settlement date March 2012)	0.08	132,305
10 Year U.S. Treasury Note (238 contracts, settlement date March 2012)	0.09	138,266
30 Year U.S. Treasury Bond (59 contracts, settlement date March 2012)	0.03	41,875
Other	0.87	1,358,939
Total interest rates	1.12	1,754,041

Metals	(0.14)	(221,615)
Softs	(0.05)	(80,763)
Stock indices	(0.01)	(8,545)
Total long futures contracts	0.97	1,524,848

Short futures contracts:
Energies	0.21	319,860
Grains	(0.31)	(479,828)
Interest rates	(0.01)	(15,404)
Livestock	(0.00)	(3,990)
Metals	0.05	77,690
Softs	0.18	278,569
Stock indices	(0.09)	(137,823)
Total short futures contracts	0.03	39,074
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.00	1,563,922

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.13)	(207,427)
Total short forward currency contracts	0.70	1,098,691
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.57	891,264

TOTAL	1.57%	$2,455,186

		(Continued)

Nestor Partners

Condensed Schedule of Investments

December 31, 2011 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,990,000	U.S. Treasury notes, 0.875%, 02/29/2012	24.29%	$38,040,455
39,720,000	U.S. Treasury notes, 0.375%, 08/31/2012	25.41	39,791,372
55,980,000	U.S. Treasury notes, 4.250%, 09/30/2012	36.83	57,690,014
10,040,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.43	10,072,552
	Total investments in U.S. Treasury notes
	(amortized cost $145,592,192)	92.96%	$145,594,393

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2012	2011
INVESTMENT INCOME:
Interest income	$54,045	$125,713

EXPENSES:
Brokerage fees	900,708	836,616
Administrative expenses	96,437	101,885
Custody fees and other expenses	8,194	7,728
Total expenses	1,005,339	946,229

NET INVESTMENT LOSS	(951,294)	(820,516)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(5,735,005)	3,420,889
Foreign exchange translation	21,476	3,969
Net change in unrealized:
Futures and forward currency contracts	(3,789,872)	(4,617,511)
Foreign exchange translation	4,994	(18,609)
Net gains (losses) from U.S. Treasury notes:
Realized	-	5,099
Net change in unrealized	(39,130)	(21,625)
Total net realized and unrealized losses	(9,537,537)	(1,227,788)

NET LOSS	(10,488,831)	(2,048,304)
LESS PROFIT SHARE TO GENERAL PARTNER	-	1,980
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(10,488,831)	$(2,050,284)

See notes to financial statements

Nestor Partners

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2012:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL- January 1, 2012	$89,151,864	$64,316,203	$-	$3,150,229	$156,618,296
Contributions	6,374,000	-	-	-	6,374,000
Withdrawals	(1,783,075)	(358,832)	-	-	(2,141,907)
					-
Net loss	(6,389,497)	(3,909,475)	-	(189,859)	(10,488,831)
PARTNERS' CAPITAL- March 31, 2012	$87,353,292	$60,047,896	$-	$2,960,370	$150,361,558

For the three months ended March 31, 2011:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL- January 1, 2011	$87,381,201	$71,314,986	$-	$3,825,701	$162,521,888
Contributions	465,000	-	-	-	465,000
Withdrawals	(1,037,191)	(2,029,509)	-	-	(3,066,700)
Net loss	(1,387,554)	(629,327)	(52)	(31,371)	(2,048,304)
General Partner's allocation:
New Profit-Accrued	(1,980)	-	1,980	-	-
PARTNERS' CAPITAL- March 31, 2011	$85,419,476	$68,656,150	$1,928	$3,794,330	$157,871,884

See notes to financial statements

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2012 and 2011	Limited Partners		Special Limited Partners
	2012	2011	2012	2011

Ratios to average capital:
Net investment loss (a)	(3.83)%	(3.40)%	(0.60)%	(0.47)%

Total expenses (a)	3.97%	3.70%	0.74%	0.77%
Profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	3.97%	3.70%	0.74%	0.77%

Total return before profit share allocation (b)	(6.83)%	(1.60)%	(6.08)%	(0.88)%
Profit share allocation (b)	0.00%	(0.01)%	0.00%	0.00%
Total return after profit share allocation	(6.83)%	(1.61)%	(6.08)%	(0.88)%

(a) annualized
(b) not annualized

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2012 and December 31, 2011 and the results of its operations for the three months ended March 31, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2008 to 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and New Jersey state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions that would have an impact on the Partnership. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2011.

2. RECENT ACCOUNTING STANDARDS

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. Millburn Ridgefield Corporation (the “General Partner”) is currently evaluating the impact that the standard would have on the financial statements.

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

Cash Instruments – The Partnership’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. government securities money market fund. The General Partner does not adjust the quoted price for such instruments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

During the three months ended March 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchial level as of March 31, 2012 and December 31, 2011 in valuing the Partnership’s investments at fair value. At March 31, 2012 and December 31, 2011, the Partnership held no assets or liabilities in Level 3.

Financial Assets at Fair Value as of March 31, 2012
	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$145,065,077	$-	$145,065,077
Short-Term Money Market Fund*	7,029,696	-	7,029,696
Exchange-Traded Futures Contracts
Energies	20,084	-	20,084
Grains	(92,213)	-	(92,213)
Interest rates	263,689	-	263,689
Livestock	17,090	-	17,090
Metals	79,947	-	79,947
Softs	482,806	-	482,806
Stock indices	38,050	-	38,050

Total exchange-traded future contracts	809,453	-	809,453

Over-the-Counter Forward Currency Contracts	-	(2,144,139)	(2,144,139)

Total futures and forward currency contracts (2)	809,453	(2,144,139)	(1,334,686)

Total financial assets at fair value	$152,904,226	$(2,144,139)	$150,760,087

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$20,612,281
Investments in U.S. Treasury notes held in custody			124,452,796
Total investments in U.S. Treasury notes			$145,065,077

(2)
Net unrealized appreciation on futures and forward currency contracts			$809,453
Net unrealized depreciation on futures and forward currency contracts			(2,144,139)
Total unrealized depreciation on futures and forward currency contracts			$(1,334,686)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$145,594,393	$-	$145,594,393
Short-Term Money Market Fund*	10,689,407	-	10,689,407
Exchange-Traded Futures Contracts
Energies	248,840	-	248,840
Grains	(327,078)	-	(327,078)
Interest rates	1,738,637	-	1,738,637
Livestock	(3,990)	-	(3,990)
Metals	(143,925)	-	(143,925)
Softs	197,806	-	197,806
Stock indices	(146,368)	-	(146,368)

Total exchange-traded future contracts	1,563,922	-	1,563,922

Over-the-Counter Forward Currency Contracts	-	891,264	891,264

Total futures and forward currency contracts (2)	1,563,922	891,264	2,455,186

Total financial assets at fair value	$157,847,722	$891,264	$158,738,986

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$16,854,836
Investments in U.S. Treasury notes held in custody			128,739,557
Total investments in U.S. Treasury notes			$145,594,393

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,651,806
Net unrealized depreciation on futures and forward currency contracts			(196,620)
Total unrealized appreciation on futures and forward currency contracts			$2,455,186

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2012, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(672,086)	$692,170	$-	$20,084
Grains	14,325	(975)	-	(105,563)	(92,213)
Interest rates	468,507	(174,810)	-	(30,008)	263,689
Livestock	-	-	17,090	-	17,090
Metals	46,750	(448,469)	485,835	(4,169)	79,947
Softs	62,474	-	420,332	-	482,806
Stock indices	87,267	(175,779)	140,986	(14,424)	38,050

Total futures contracts	679,323	(1,472,119)	1,756,413	(154,164)	809,453

Forward currency contracts	873,201	(1,318,921)	607,024	(2,305,443)	(2,144,139)

Total futures and forward currency contracts	$1,552,524	$(2,791,040)	$2,363,437	$(2,459,607)	$(1,334,686)

Fair Value of Futures and Forward Currency Contracts at December 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$4,507	$(75,527)	$326,720	$(6,860)	$248,840
Grains	152,750	-	-	(479,828)	(327,078)
Interest rates	1,856,055	(102,014)	3,571	(18,975)	1,738,637
Livestock	-	-	10,250	(14,240)	(3,990)
Metals	35,053	(256,668)	391,024	(313,334)	(143,925)
Softs	1,478	(82,241)	313,036	(34,467)	197,806
Stock indices	-	(8,545)	200,392	(338,215)	(146,368)

Total futures contracts	2,049,843	(524,995)	1,244,993	(1,205,919)	1,563,922

Forward currency contracts	545,371	(752,798)	1,768,206	(669,515)	891,264

Total futures and forward currency contracts	$2,595,214	$(1,277,793)	$3,013,199	$(1,875,434)	$2,455,186

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2012 and 2011

Sector	2012	2011
Futures contracts:
Energies	$2,248,294	$4,440,622
Grains	(972,755)	(592,835)
Interest rates	(3,465,841)	(1,972,173)
Livestock	(26,170)	170,460
Metals	(1,565,326)	587,002
Softs	470,853	364,748
Stock indices	(1,915,527)	(3,586,964)
Total futures contracts	(5,226,472)	(589,140)

Forward currency contracts	(4,298,405)	(607,482)

Total futures and forward currency contracts	$(9,524,877)	$(1,196,622)

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2012 and 2011 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2012 and 2011 was approximately $154,000,000 and $162,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2012 and 2011

	2012		2011
Sector	Long Positions	Short Positions	Long Positions	Short Positions

Futures contracts:
Energies	$19,470,621	$9,066,420	$35,329,433	$9,487,525
Grains	4,363,581	7,873,675	17,406,593	5,035,475
Interest rates	293,958,348	5,260,197	100,930,564	19,101,200
Livestock	-	993,270	2,674,265	287,100
Metals	6,157,937	13,791,063	27,691,317	2,369,125
Softs	1,632,294	6,171,687	5,904,787	666,672
Stock indices	21,418,139	26,848,576	86,609,310	3,383,265

Total futures contracts	347,000,920	70,004,888	276,546,269	40,330,362

Forward currency contracts	60,728,284	99,834,140	191,454,789	34,293,582

Total average notional	$407,729,204	$169,839,028	$468,001,058	$74,623,944

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2012 and 2011. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC. (“MS”). The Partnership began trading at BB on June 2, 2011. The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $9,133,116 and $6,330,970 at March 31, 2012 and December 31, 2011, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2012 and 2011. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31, 2012	March 31, 2011
Profit share earned	$-	$1,980
Profit share accrued	-	-
Total profit share	$-	$1,980

6. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $96,437 and $101,885 during the three months ended March 31, 2012 and 2011, respectively, of which $46,902 and $66,272, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Limited partnership interests (“Interests”) sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2012 and December 31, 2011, $3,697 and $21, respectively, was owed to the General Partner.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Partnership's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner's investment and trading methods are confidential so that substantially the only information that can be furnished regarding the Partnership's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Partnership has a better likelihood of being profitable than in others.

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

The Partnership trades futures contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets through the amount may at any time be higher; (4) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

During its operations for the three months ended March 31, 2012, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Partnership records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined. Open forward currency contracts are recorded at fair value, based on pricing models that spot prices plus the forward points and contractual prices of the underlying financial instruments. The spot prices and forward points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined. The forward points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

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

Period ended March 31, 2012

Month Ending:	Total Partners' Capital

March 31, 2012	$150,361,558
December 31, 2011	156,618,296

Three Months
Change in Partners' Capital	$(6,256,738)
Percent Change	-3.99%

THREE MONTHS ENDED MARCH 31, 2012

The decrease in the Partnership’s net assets of $6,256,738 was attributable to a net loss of $10,488,831 and withdrawals of $2,141,907, which was partially offset by contributions of $6,374,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2012 increased $64,092 relative to the corresponding period in 2011. The increase was due to an increase in the number of fee-paying limited partners which was partially offset by a decrease in average net assets of the Partnership during the three months ended March 31, 2012, relative to the corresponding period in 2011.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended March 31, 2012 decreased $5,448 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended March 31, 2012, relative to the corresponding period in 2011.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2012 decreased $71,668 relative to the corresponding period in 2011. This decrease was due primarily to a decrease in short-term Treasury yields during the three months ended March 31, 2012 relative to the corresponding period in 2011.

During the three months ended March 31, 2012, the Partnership experienced net realized and unrealized losses of $9,537,537 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $900,708, administrative expenses of $96,437 and custody fees and other expenses of $8,194 were incurred. Interest income of $54,045 partially offset the Partnership's expenses resulting in a net loss of $10,488,831. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.72)%
Energies	1.45%
Grains	(0.61)%
Interest rates	(2.22)%
Livestock	(0.00)%
Metals	(0.97)%
Softs	0.31%
Stock indices	(1.19)%
Trading loss	(5.95)%

MANAGEMENT DISCUSSION – 2012

Three months ended March 31, 2012

The Partnership produced a loss during the quarter as losses from trading currency forwards and interest rates, equities, metals and grains futures overwhelmed gains from trading energies and soft commodities futures. The sentiment of market participants during the quarter was driven by the belief that both the economic outlook and the European debt crisis were improving.

Foreign exchange trading was particularly volatile and unprofitable. Entering the quarter, the U.S. dollar had been trading higher against most currencies based on relative economic strength, financial tumult in Europe and perceived weakening of growth in China. As these factors receded and the U.S. interest rates appeared to be staying negligible for an extended period the dollar sold off against Central and South American, European and Asian currencies generating losses on long dollar positions and in many cases bringing a reversal to short dollar positions. Later, short dollar trades versus the Brazilian real, Colombian peso and Chilean peso also generated losses. For the Brazilian real in particular, a larger than expected cut in the Brazilian Central Bank’s Selic benchmark interest rate and increased capital controls geared toward weakening the currency undermined the real. Also, a long Japanese yen trade versus the dollar lost money and was reversed to a short trade after the Japanese yen weakened suddenly following a surprise expansionary move by the Bank of Japan which increased its asset purchase program by $130 billion and set an inflation target for the first time.

Turning to non-dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Australian dollar weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short euro trades against several currencies were unprofitable as the euro rebounded when the European Central Bank’s longer-term refinancing operation program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

Whether from a reduced need for safety because of an improving economic outlook, particularly in the US, from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of Quantitative Easing 3 from the Federal Reserve, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

A first quarter rally in equity markets was rather widespread as market participants responded favorably to an apparent improvement in the global economic outlook, particularly in the U.S. and to progress by the European Union toward resolving their sovereign debt crisis. Long positions in U.S. equity futures were profitable, as was a short CBOE VIX trade that also benefitted from rising equity markets. However, short positions in numerous European and Asian equity indices, especially Japan, China, Hong Kong and Germany, produced even bigger losses.

Industrial metals had been in a sustained downtrend but as pessimism about global growth swung to modest optimism, perhaps prematurely, the metals rallied strongly, generating losses on short positions. A short platinum position also was unprofitable as a supply interruption from South Africa boosted prices.

In the energy markets, long positions in Brent crude, RBOB gasoline, London gas oil and heating oil benefited from the general commodity rally and continued stresses from the Middle East, and as a result were profitable. The biggest winner in the sector was short positions in natural gas where the supply boom from fracking and horizontal drilling in shale formations continues to drive prices down.

Trading of agricultural commodities was marginally negative. Short grain trades, especially in the soybean complex, were unprofitable. A short cocoa position was unprofitable as hot, dry weather hit the Ivory Coast and raised fears that an expected bumper crop might face significant damage. Short cotton and rubber trades were also unprofitable when prices rose as pessimism about worldwide growth lifted at least temporarily. A short Arabica coffee trade produced a profit as expectations of a bumper Brazilian harvest pushed Arabica to its lowest price in 18 months in late March.

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

MANAGEMENT DISCUSSION 2011

Three months ended March 31, 2011

Trading during the quarter was volatile largely as a result of the Japan disaster. There was a loss for the period as profits from energy, U.S. dollar currency, metal and soft commodity trading were outweighed by losses from equity, interest rate and currency cross rate trading.

Through the first two and one-third months of the quarter, generous liquidity creation by developed country central banks, especially the U.S. Federal Reserve, led to a weakening U.S. dollar, and rising equity and commodity prices. Meanwhile, inflation concerns, monetary policy tightening in emerging economies, and persistent worry about government debt problems encouraged interest rates on government securities to rise.

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

Contrary to some expectations, the U.S. Federal Reserve’s second foray into quantitative easing failed to keep interest rates low. With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2012:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2012	$(180,510)	$(2,735)	$(183,245)
February 29, 2012	(690,189)	(50,000)	(740,189)
March 31, 2012	(912,376)	(306,097)	(1,218,473)
Total	$(1,783,075)	$(358,832)	$(2,141,907)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures Not Applicable

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

Date: May 14, 2012

/s/Tod A. Tanis
Tod A. Tanis
Vice-President
(Principal Accounting Officer)

