Form 10-Q
period 2012-06-30
NESTOR PARTNERS
filed 2012-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2012

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

Yes ☐        No ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and six months ended June 30, 2012 and 2011 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	11

(a) At June 30, 2012 (unaudited) and December 31, 2011

(b) For the three and six months ended June 30, 2012 and 2011 (unaudited)

(c) For the six months ended June 30, 2012 and 2011 (unaudited)

Nestor Partners

Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2012	2011
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes–at fair value (amortized cost $21,450,434 and $16,853,952)	$21,448,829	$16,854,836
Net unrealized appreciation on open futures and forward currency contracts	269,360	2,651,806
Due from brokers	2,205,769	1,432,104
Cash denominated in foreign currencies (cost $849,076 and $347,456)	850,039	340,923
Total equity in trading accounts	24,773,997	21,279,669

INVESTMENTS IN U.S. TREASURY NOTES–at fair value (amortized cost $123,002,523 and $128,738,240)	122,995,428	128,739,557
CASH AND CASH EQUIVALENTS	10,424,519	10,849,407
ACCRUED INTEREST RECEIVABLE	731,437	771,589
TOTAL	$158,925,381	$161,640,222

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$686,000	$3,061,300
Net unrealized depreciation on open futures and forward currency contracts	3,696,323	196,620
Accrued brokerage fees	288,493	280,454
Due to brokers	7,687	201,403
Cash denominated in foreign currencies (cost $0 and -$552,152)	-	551,021
Accrued expenses	268,177	245,831
Capital withdrawals payable	3,837,871	485,276
Due to General Partner	2,527	21
Total liabilities	8,787,078	5,021,926

PARTNERS' CAPITAL	150,138,303	156,618,296

TOTAL	$158,925,381	$161,640,222

See notes to financial statements

Nestor Partners

Condensed Schedule of Investments

June 30, 2012 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.33%	$497,470
Grains	0.11	161,008
Interest rates
2 Year U.S. Treasury Note (929 contracts, settlement date September 2012)	(0.12)	(181,001)
5 Year U.S. Treasury Note (522 contracts, settlement date September 2012)	(0.03)	(46,688)
10 Year U.S. Treasury Note (233 contracts, settlement date September 2012)	(0.03)	(48,516)
30 Year U.S. Treasury Bond (87 contracts, settlement date September 2012)	(0.08)	(112,250)
Other	(0.16)	(241,827)
Total interest rates	(0.42)	(630,282)

Metals	0.00	8,262
Stock indices	0.11	163,617
Total long futures contracts	0.13	200,075

Short futures contracts:
Energies	(1.15)	(1,732,675)
Grains	(0.11)	(162,514)
Livestock	(0.05)	(85,350)
Metals	0.12	182,276
Softs	(0.32)	(480,875)
Stock indices	(0.23)	(344,844)
Total short futures contracts	(1.74)	(2,623,982)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.61)	(2,423,907)

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.51	760,414
Total short forward currency contracts	(1.18)	(1,763,470)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.67)	(1,003,056)

TOTAL	(2.28)%	$(3,426,963)

(Continued)

Nestor Partners

Condensed Schedule of Investments

June 30, 2012 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$39,720,000	U.S. Treasury notes, 0.375%, 08/31/2012	26.47%	$39,739,395
55,980,000	U.S. Treasury notes, 4.250%, 09/30/2012	37.66	56,549,640
10,040,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.70	10,053,923
37,990,000	U.S. Treasury notes, 0.625%, 02/28/2013	25.38	38,101,299
	Total investments in U.S. Treasury notes (amortized cost $144,452,957)	96.21%	$144,444,257

See notes to financial statements	(Concluded)

Nestor Partners

Condensed Schedule of Investments

December 31, 2011

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.05)%	$(71,020)
Grains	0.10	152,750
Interest rates
2 Year U.S. Treasury Note (545 contracts, settlement date March 2012)	0.05	82,656
5 Year U.S. Treasury Note (503 contracts, settlement date March 2012)	0.08	132,305
10 Year U.S. Treasury Note (238 contracts, settlement date March 2012)	0.09	138,266
30 Year U.S. Treasury Bond (59 contracts, settlement date March 2012)	0.03	41,875
Other	0.87	1,358,939
Total interest rates	1.12	1,754,041

Metals	(0.14)	(221,615)
Softs	(0.05)	(80,763)
Stock indices	(0.01)	(8,545)
Total long futures contracts	0.97	1,524,848

Short futures contracts:
Energies	0.21	319,860
Grains	(0.31)	(479,828)
Interest rates	(0.01)	(15,404)
Livestock	(0.00)	(3,990)
Metals	0.05	77,690
Softs	0.18	278,569
Stock indices	(0.09)	(137,823)
Total short futures contracts	0.03	39,074
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.00	1,563,922

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.13)	(207,427)
Total short forward currency contracts	0.70	1,098,691
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.57	891,264

TOTAL	1.57%	$2,455,186

(Continued)

Nestor Partners

Condensed Schedule of Investments

December 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,990,000	U.S. Treasury notes, 0.875%, 02/29/2012	24.29%	$38,040,455
39,720,000	U.S. Treasury notes, 0.375%, 08/31/2012	25.41	39,791,372
55,980,000	U.S. Treasury notes, 4.250%, 09/30/2012	36.83	57,690,014
10,040,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.43	10,072,552
	Total investments in U.S. Treasury notes (amortized cost $145,592,192)	92.96%	$145,594,393

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2012	2011
INVESTMENT INCOME:
Interest income	$49,866	$101,786

EXPENSES:
Brokerage fees	963,238	818,590
Administrative expenses	97,631	100,857
Custody fees and other expenses	15,879	7,015
Total expenses	1,076,748	926,462

NET INVESTMENT LOSS	(1,026,882)	(824,676)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,348,566	(1,114,992)
Foreign exchange translation	43,244	20,077
Net change in unrealized:
Futures and forward currency contracts	(2,092,277)	(2,556,870)
Foreign exchange translation	1,371	(6,107)
Net gains from U.S. Treasury notes:
Net change in unrealized	28,229	31,252
Total net realized and unrealized gains (losses)	1,329,133	(3,626,640)

NET INCOME (LOSS)	302,251	(4,451,316)
LESS PROFIT SHARE TO GENERAL PARTNER	-	5,435
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$302,251	$(4,456,751)

(Continued)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2012	2011
INVESTMENT INCOME:
Interest income	$103,911	$227,499

EXPENSES:
Brokerage fees	1,863,946	1,655,206
Administrative expenses	194,068	202,742
Custody fees and other expenses	24,073	14,743
Total expenses	2,082,087	1,872,691

NET INVESTMENT LOSS	(1,978,176)	(1,645,192)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(2,386,439)	2,305,897
Foreign exchange translation	64,720	24,046
Net change in unrealized:
Futures and forward currency contracts	(5,882,149)	(7,174,381)
Foreign exchange translation	6,365	(24,716)
Net gains (losses) from U.S. Treasury notes:
Realized	-	5,099
Net change in unrealized	(10,901)	9,627
Total net realized and unrealized losses	(8,208,404)	(4,854,428)

NET LOSS	(10,186,580)	(6,499,620)
LESS PROFIT SHARE TO GENERAL PARTNER	-	7,415
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(10,186,580)	$(6,507,035)

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2012:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-January 1, 2012	$89,151,864	$64,316,203	$-	$3,150,229	$156,618,296
Contributions	11,525,200	-	-	-	11,525,200
Withdrawals	(6,241,810)	(1,576,803)	-	-	(7,818,613)
Net loss	(6,535,290)	(3,483,774)	-	(167,516)	(10,186,580)
PARTNERS' CAPITAL-June 30, 2012	$87,899,964	$59,255,626	$-	$2,982,713	$150,138,303

For the six months ended June 30, 2011:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-January 1, 2011	$87,381,201	$71,314,986	$-	$3,825,701	$162,521,888
Contributions	1,365,000	-	-	-	1,365,000
Withdrawals	(1,740,790)	(2,363,004)	-	-	(4,103,794)
Net loss	(4,085,088)	(2,292,486)	(595)	(121,451)	(6,499,620)
General Partner's allocation:
New Profit-Accrued	(7,415)	-	7,415	-	-
PARTNERS' CAPITAL-June 30, 2011	$82,912,908	$66,659,496	$6,820	$3,704,250	$153,283,474

See notes to financial statements

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2012 and 2011	Limited Partners		Special Limited Partners
	2012	2011	2012	2011

Ratios to average capital:
Net investment loss (a)	(3.97)%	(3.43)%	(0.71)%	(0.45)%

Total expenses (a)	4.10%	3.68%	0.84%	0.70%
Profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total expenses and profit share allocation	4.10%	3.69%	0.84%	0.70%

Total return before profit share allocation (b)	(0.12)%	(3.15)%	0.70%	(2.43)%
Less: profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total return after profit share allocation	(0.12)%	(3.16)%	0.70%	(2.43)%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2012 and 2011	Limited Partners		Special Limited Partners
	2012	2011	2012	2011

Ratios to average capital:
Net investment loss (a)	(3.90)%	(3.40)%	(0.67)%	(0.45)%

Total expenses (a)	4.03%	3.68%	0.79%	0.73%
Profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total expenses and profit share allocation	4.03%	3.69%	0.79%	0.73%

Total return before profit share allocation (b)	(6.95)%	(4.70)%	(5.43)%	(3.29)%
Less: profit share allocation (b)	0.00%	(0.01)%	0.00%	0.00%
Total return after profit share allocation	(6.95)%	(4.71)%	(5.43)%	(3.29)%

(a) annualized
(b) not annualized	(Concluded)

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

During the six months ended June 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchial level as of June 30, 2012 and December 31, 2011 in valuing the Partnership’s investments at fair value. At June 30, 2012 and December 31, 2011, the Partnership held no assets or liabilities in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2012

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$144,444,257	$-	$144,444,257
Short-Term Money Market Fund*	10,239,519	-	10,239,519
Exchange-Traded Futures Contracts
Energies	(1,235,205)	-	(1,235,205)
Grains	(1,506)	-	(1,506)
Interest rates	(630,282)	-	(630,282)
Livestock	(85,350)	-	(85,350)
Metals	190,538	-	190,538
Softs	(480,875)	-	(480,875)
Stock indices	(181,227)	-	(181,227)

Total exchange-traded futures contracts	(2,423,907)	-	(2,423,907)

Over-the-Counter Forward Currency Contracts	-	(1,003,056)	(1,003,056)

Total futures and forward currency contracts (2)	(2,423,907)	(1,003,056)	(3,426,963)

Total financial assets at fair value	$152,259,869	$(1,003,056)	$151,256,813

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$21,448,829
Investments in U.S. Treasury notes held in custody			122,995,428
Total investments in U.S. Treasury notes			$144,444,257

(2)
Net unrealized appreciation on futures and forward currency contracts			$269,360
Net unrealized depreciation on futures and forward currency contracts			(3,696,323)
Total unrealized depreciation on futures and forward currency contracts			$(3,426,963)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$145,594,393	$-	$145,594,393
Short-Term Money Market Fund*	10,689,407	-	10,689,407
Exchange-Traded Futures Contracts
Energies	248,840	-	248,840
Grains	(327,078)	-	(327,078)
Interest rates	1,738,637	-	1,738,637
Livestock	(3,990)	-	(3,990)
Metals	(143,925)	-	(143,925)
Softs	197,806	-	197,806
Stock indices	(146,368)	-	(146,368)

Total exchange-traded future contracts	1,563,922	-	1,563,922

Over-the-Counter Forward Currency Contracts	-	891,264	891,264

Total futures and forward currency contracts (2)	1,563,922	891,264	2,455,186

Total financial assets at fair value	$157,847,722	$891,264	$158,738,986

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$16,854,836
Investments in U.S. Treasury notes held in custody			128,739,557
Total investments in U.S. Treasury notes			$145,594,393

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,651,806
Net unrealized depreciation on futures and forward currency contracts			(196,620)
Total unrealized appreciation on futures and forward currency contracts			$2,455,186

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2012, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$497,470	$-	$-	$(1,732,675)	$(1,235,205)
Grains	185,870	(24,862)	-	(162,514)	(1,506)
Interest rates	709,686	(1,339,968)	-	-	(630,282)
Livestock	-	-	-	(85,350)	(85,350)
Metals	27,332	(19,070)	429,889	(247,613)	190,538
Softs	-	-	-	(480,875)	(480,875)
Stock indices	290,770	(127,153)	109,926	(454,770)	(181,227)
Total futures contracts:	1,711,128	(1,511,053)	539,815	(3,163,797)	(2,423,907)

Forward currency contracts	1,165,475	(405,061)	1,007,641	(2,771,111)	(1,003,056)

Total futures and forward currency contracts	$2,876,603	$(1,916,114)	$1,547,456	$(5,934,908)	$(3,426,963)

Fair value of futures and forward currency contracts at December 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$4,507	$(75,527)	$326,720	$(6,860)	$248,840
Grains	152,750	-	-	(479,828)	(327,078)
Interest rates	1,856,055	(102,014)	3,571	(18,975)	1,738,637
Livestock	-	-	10,250	(14,240)	(3,990)
Metals	35,053	(256,668)	391,024	(313,334)	(143,925)
Softs	1,478	(82,241)	313,036	(34,467)	197,806
Stock indices	-	(8,545)	200,392	(338,215)	(146,368)
Total futures contracts:	2,049,843	(524,995)	1,244,993	(1,205,919)	1,563,922

Forward currency contracts	545,371	(752,798)	1,768,206	(669,515)	891,264

Total futures and forward currency contracts	$2,595,214	$(1,277,793)	$3,013,199	$(1,875,434)	$2,455,186

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2012 and 2011

Sector	Three months ended: June 30, 2012	Three months ended: June 30, 2011	Six months ended: June 30, 2012	Six months ended: June 30, 2011
Futures contracts:
Energies	$(2,518,769)	$(2,570,341)	$(270,475)	$1,870,281
Grains	(1,179,208)	(734,807)	(2,151,963)	(1,327,642)
Interest rates	6,347,658	2,798,919	2,881,817	826,746
Livestock	(127,140)	(448,590)	(153,310)	(278,130)
Metals	416,131	(1,145,955)	(1,149,195)	(558,953)
Softs	457,641	(496,932)	928,494	(132,184)
Stock indices	(2,709,652)	(3,955,462)	(4,625,179)	(7,542,426)
Total futures contracts:	686,661	(6,553,168)	(4,539,811)	(7,142,308)

Forward currency contracts	569,628	2,881,306	(3,728,777)	2,273,824

Total futures and forward currency contracts	$1,256,289	$(3,671,862)	$(8,268,588)	$(4,868,484)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ending June 30, 2012 and 2011 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2012 and 2011 was approximately $155,000,000 and $161,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2012 and 2011

	2012		2011
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$17,694,521	$20,227,642	$30,186,015	$9,562,287
Grains	5,402,450	6,083,447	14,608,126	4,507,988
Interest rates	316,711,630	3,506,798	159,068,695	16,143,373
Livestock	-	1,759,247	1,782,843	916,037
Metals	4,907,391	17,085,304	23,441,796	2,347,960
Softs	1,088,196	6,970,048	4,792,463	444,448
Stock indices	21,582,371	23,840,285	73,605,589	4,697,888
Total futures contracts:	367,386,559	79,472,771	307,485,527	38,619,981

Forward currency contracts	65,624,804	106,304,626	196,402,862	38,437,826

Total futures and forward currency contracts	$433,011,363	$185,777,397	$503,888,389	$77,057,807

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2012 and 2011. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC. (“MS”). The Partnership began trading at BB on June 2, 2011. The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $9,407,991 and $6,330,970 at June 30, 2012 and December 31, 2011, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2012 and 2011. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30, 2012	June 30, 2011
Profit share earned	$-	$5,435
Profit share accrued	-	-
Total profit share	$-	$5,435

	Six months ended:
	June 30, 2012	June 30, 2011
Profit share earned	$-	$7,415
Profit share accrued	-	-
Total profit share	$-	$7,415

6. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The Partnership incurred administrative expenses of $97,631 and $100,857 during the three months ended June 30, 2012 and 2011, respectively, and $194,068 and $202,742 during the six months ended June 30, 2012 and 2011, respectively, of which $62,685 and $110,115, respectively, relates to legal and accounting services provided to the Partnership by TMC. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

Limited partnership interests (“Interests”) sold through Selling Agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2012 and December 31, 2011, $2,527 and $21, respectively, was owed to the General Partner.

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

During its operations for the three and six months ended June 30, 2012, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2012

Month Ending:	Total Partners' Capital

June 30, 2012	$150,138,303
March 31, 2012	150,361,558
December 31, 2011	156,618,296

	Three Months	Six Months
Change in Partners' Capital	$(223,255)	$(6,479,993)
Percent Change	-0.15%	-4.14%

THREE MONTHS ENDED JUNE 30, 2012

The decrease in the Partnership’s net assets of $223,255 was attributable to withdrawals of $5,676,706, which was partially offset by contributions of $5,151,200 and a net gain of $302,251.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2012 increased $144,648 relative to the corresponding period in 2011. The increase was due to an increase in the net asset value of fee-paying limited partners which was partially offset by a decrease in average net assets of the Partnership during the three months ended June 30, 2012, relative to the corresponding period in 2011.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended June 30, 2012 decreased $3,226 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended June 30, 2012, relative to the corresponding period in 2011.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2012 decreased $51,920 relative to the corresponding period in 2011. This decrease was due predominately to a decrease in short-term Treasury yields in addition to a decrease in average net assets during the three months ended June 30, 2012, relative to the corresponding period in 2011.

During the three months ended June 30, 2012, the Partnership experienced net realized and unrealized gains of $1,329,133 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $963,238, administrative expenses of $97,631 and custody fees and other expenses of $15,879 were incurred. Interest income of $49,866 partially offset the Partnership's expenses resulting in a net gain of $302,251. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.36%
Energies	(1.61)%
Grains	(0.76)%
Interest rates	4.13%
Livestock	(0.09)%
Metals	0.25%
Softs	0.30%
Stock indices	(1.76)%
Trading gain	0.82%

SIX MONTHS ENDED JUNE 30, 2012

The decrease in the Partnership’s net assets of $6,479,993 was attributable to a net loss of $10,186,580 and withdrawals of $7,818,613, which was partially offset by contributions of $11,525,200.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2012 increased $208,740 relative to the corresponding period in 2011. The increase was due to an increase in the net asset value of fee-paying limited partners which was partially offset by a decrease in average net assets of the Partnership during the six months ended June 30, 2012, relative to the corresponding period in 2011.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the six months ended June 30, 2012 decreased $8,674 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Partnership’s average net assets during the six months ended June 30, 2012, relative to the corresponding period in 2011.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2012 decreased $123,588 relative to the corresponding period in 2011. This decrease was due predominately to a decrease in short-term Treasury yields in addition to a decrease in average net assets during the six months ended June 30, 2012, relative to the corresponding period in 2011.

During the six months ended June 30, 2012, the Partnership experienced net realized and unrealized losses of $8,208,404 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,863,946, administrative expenses of $194,068 and custody fees and other expenses of $24,073 were incurred. Interest income of $103,911 partially offset the Partnership's expenses resulting in a net loss of $10,186,580. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.37)%
Energies	(0.18)%
Grains	(1.36)%
Interest rates	1.82%
Livestock	(0.09)%
Metals	(0.72)%
Softs	0.61%
Stock indices	(2.93)%
Trading loss	(5.22)%

MANAGEMENT DISCUSSION – 2012

Three months ended June 30, 2012

The Partnership was marginally negative net of fees and expenses during the quarter as gains from trading over the first 89 calendar days of the period were erased on the final trading day of June following a surprise announcement from the latest European Union (“E.U.”) economic summit. Gains from interest rate futures trading and, to a lesser extent, from trading non-dollar cross rates and metal and soft commodity futures were offset by losses from trading stock index, energy and grain futures.

The global recovery, which was not very robust to begin with, displayed signs of additional weakness throughout the April-June period. Banking and sovereign stresses in the Euro area, highlighted by two Greek elections in two months, increased. Growth in a number of emerging market economies—China, Brazil, and India, for example—disappointed. In the U.S., economic activity decelerated during the first half of the year so that second quarter growth is now expected to register less than 2%. These forces had led to gains on long interest rate positions, long dollar positions, and short energy, metals and soft commodity positions. Then, on June 29, EU leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full EU banking union with European Central Bank supervision, advance the fiscal union discussion and discuss a 120 billion euro fund to promote growth. While most of these provisions were anticipatory and not hard facts, the timing of the news—on a Friday before a U.S. holiday on the last trading day of the month and quarter—triggered a strong, albeit ephemeral, response, resulting in a major appreciation of the euro and other currencies versus the U.S. dollar, a selloff of safe harbor government debt and a strong rise in energy and metal prices. These market moves sent the Partnership’s returns for the quarter from a sizable gain to roughly breakeven.

Despite some end of June giveback, the sizable demand for the safest investments drove higher the prices of German, U.S., British, Australian, Canadian and Japanese government note and bond futures, leading to sizable profits on long positions. Indeed the yields on German, U.S. and British ten year notes, among others, fell to post World War II record lows. Measures to ease monetary policy by Brazil, India, China and Australia pointed to growth concerns and further encouraged safe haven demand.

As the growth outlook deteriorated, the prices of industrial metals fell and short positions were profitable. Gold and silver prices also fell and long positions generated losses and were closed and reversed to a small short trade.

Turning to soft commodities, short positions in cotton and coffee were profitable, while the loss on a long sugar trade offset those gains somewhat.

Short euro trades versus the Australian dollar and Turkish lire were profitable, as was a long Aussie trade against the Swiss franc. U.S. dollar currency trading was flat for the quarter, largely due to U.S. dollar selling in the wake of the June 29 news from Europe. For most of the quarter the U.S. dollar had risen and long dollar positions against the euro, the currencies of India, Israel, Switzerland and to a lesser extent Brazil, Norway, Sweden and the Czech Republic were profitable. Meanwhile, losses were suffered trading the dollar vis-à-vis the pound, yen, Canadian dollar, South African rand and a number of other high yield and emerging market currencies.

Energy prices fell against the background of weakening growth and a stronger U.S. dollar, and long positions in crude and crude products produced losses and in most cases were closed or reversed. Those short energy positions sustained losses during the June 29 rally. Natural gas trading was marginally negative.

Equity futures prices weakened as first quarter optimism dissipated. Long positions in U.S., Japanese, British, German and Dutch equity futures produced losses. Short positions in Spanish and Canadian equity futures generated smaller profits.

Grain prices were quite volatile during the quarter, generally declining through May as crop prospects were encouraging, and then soaring during June as drought struck the U.S. Midwest. Consequently, trading of corn, soybeans and wheat produced losses that outdistanced a small gain from trading soybean meal.

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

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of a third round of quantitative easing from the Federal Reserve, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

A first quarter rally in equity markets was rather widespread as market participants responded favorably to an apparent improvement in the global economic outlook, particularly in the U.S. and to progress by the E.U. toward resolving their sovereign debt crisis. Long positions in U.S. equity futures were profitable, as was a short CBOE VIX trade that also benefitted from rising equity markets. However, short positions in numerous European and Asian equity indices, especially Japan, China, Hong Kong and Germany, produced even bigger losses.

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

MANAGEMENT DISCUSSION 2011

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

Contrary to some expectations, QE2 failed to keep interest rates low. With market participants worried about massive government borrowing requirements and future inflation, there was a substantial uptick in rates and moderate losses were sustained on long interest rate futures positions.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2012:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2012	$(580,640)	$(602,594)	$(1,183,234)
May 31, 2012	(581,590)	(73,437)	(655,027)
June 30, 2012	(3,296,505)	(541,940)	(3,838,445)
Total	$(4,458,735)	$(1,217,971)	$(5,676,706)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

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

By:	Millburn Ridgefield Corporation,	/s/Tod A. Tanis
	General Partner	Tod A. Tanis
Vice-President
Date: August 13, 2012		(Principal Accounting Officer)

