Form 10-Q
period 2012-09-30
NESTOR PARTNERS
filed 2012-11-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2012

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
For the three and nine months ended September 30, 2012 and 2011 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	11

(a) At September 30, 2012 (unaudited) and December 31, 2011

(b) For the three and nine months ended September 30, 2012 and 2011 (unaudited)

(c) For the nine months ended September 30, 2012 and 2011 (unaudited)

Nestor Partners

Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2012	2011
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $24,690,619 and $16,853,952)	$24,693,158	$16,854,836
Net unrealized appreciation on open futures and forward currency contracts	949,922	2,651,806
Due from brokers	3,337,265	1,432,104
Cash denominated in foreign currencies (cost $1,353,145 and $347,456)	1,369,187	340,923
Total equity in trading accounts	30,349,532	21,279,669

INVESTMENTS IN U.S. TREASURY NOTES-at fair value (amortized cost $115,728,052 and $128,738,240)	115,741,762	128,739,557
CASH AND CASH EQUIVALENTS	6,386,623	10,849,407
ACCRUED INTEREST RECEIVABLE	256,020	771,589
OTHER ASSETS	13,664	-
TOTAL	$152,747,601	$161,640,222

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$814,000	$3,061,300
Net unrealized depreciation on open futures and forward currency contracts	3,364,814	196,620
Accrued brokerage fees	288,894	280,454
Due to brokers	62,887	201,403
Cash denominated in foreign currencies (cost $0 and -$552,152)	-	551,021
Accrued expenses	284,553	245,831
Capital withdrawals payable	620,828	485,276
Due to General Partner	313	21
Total liabilities	5,436,289	5,021,926

PARTNERS' CAPITAL	147,311,312	156,618,296

TOTAL	$152,747,601	$161,640,222

See notes to financial statements

Nestor Partners

Condensed Schedule of Investments

September 30, 2012 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.85)%	$(1,257,453)
Grains	0.09	136,238
Interest rates
2 Year U.S. Treasury Note (870 contracts, settlement date December 2012)	0.06	85,515
5 Year U.S. Treasury Note (420 contracts, settlement date December 2012)	0.10	148,969
10 Year U.S. Treasury Note (137 contracts, settlement date December 2012)	0.05	78,797
30 Year U.S. Treasury Bond (28 contracts, settlement date December 2012)	0.01	22,469
Other	0.94	1,382,039
Total interest rates	1.16	1,717,789

Metals	0.83	1,222,580
Softs	(0.00)	(2,340)
Stock indices	(0.81)	(1,200,131)
Total long futures contracts	0.42	616,683
Short futures contracts:
Energies	0.80	1,185,403
Grains	0.03	37,554
Interest rates	(0.01)	(19,648)
Livestock	(0.02)	(27,570)
Metals	(1.90)	(2,805,938)
Softs	0.00	6,748
Stock indices	0.01	18,067
Total short futures contracts	(1.09)	(1,605,384)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(0.67)	(988,701)
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	0.51	747,992
Total short forward currency contracts	(1.48)	(2,174,183)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.97)	(1,426,191)

TOTAL	(1.64)%	$(2,414,892)

(Continued)

Nestor Partners

Condensed Schedule of Investments

September 30, 2012 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

10,040,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.82%	$10,046,667
37,990,000	U.S. Treasury notes, 0.625%, 02/28/2013	25.84	38,067,909
38,450,000	U.S. Treasury notes, 3.375%, 07/31/2013	26.79	39,471,328
52,880,000	U.S. Treasury notes, 0.125%, 09/30/2013	35.88	52,849,016
	Total investments in U.S. Treasury notes (amortized cost $140,418,671)	95.33%	$140,434,920

See notes to financial statements	(Concluded)

Nestor Partners

Condensed Schedule of Investments

December 31, 2011

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.05)%	$(71,020)
Grains	0.10	152,750
Interest rates
2 Year U.S. Treasury Note (545 contracts, settlement date March 2012)	0.05	82,656
5 Year U.S. Treasury Note (503 contracts, settlement date March 2012)	0.08	132,305
10 Year U.S. Treasury Note (238 contracts, settlement date March 2012)	0.09	138,266
30 Year U.S. Treasury Bond (59 contracts, settlement date March 2012)	0.03	41,875
Other	0.87	1,358,939
Total interest rates	1.12	1,754,041

Metals	(0.14)	(221,615)
Softs	(0.05)	(80,763)
Stock indices	(0.01)	(8,545)
Total long futures contracts	0.97	1,524,848

Short futures contracts:
Energies	0.21	319,860
Grains	(0.31)	(479,828)
Interest rates	(0.01)	(15,404)
Livestock	(0.00)	(3,990)
Metals	0.05	77,690
Softs	0.18	278,569
Stock indices	(0.09)	(137,823)
Total short futures contracts	0.03	39,074
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.00	1,563,922

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.13)	(207,427)
Total short forward currency contracts	0.70	1,098,691
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.57	891,264

TOTAL	1.57%	$2,455,186

(Continued)

Nestor Partners

Condensed Schedule of Investments

December 31, 2011

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,990,000	U.S. Treasury notes, 0.875%, 02/29/2012	24.29%	$38,040,455
39,720,000	U.S. Treasury notes, 0.375%, 08/31/2012	25.41	39,791,372
55,980,000	U.S. Treasury notes, 4.250%, 09/30/2012	36.83	57,690,014
10,040,000	U.S. Treasury notes, 0.500%, 11/30/2012	6.43	10,072,552
	Total investments in U.S. Treasury notes (amortized cost $145,592,192)	92.96%	$145,594,393

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2012	2011
INVESTMENT INCOME:
Interest income	$47,958	$81,197

EXPENSES:
Brokerage fees	939,281	863,228
Administrative expenses	95,751	101,000
Custody fees and other expenses	279	6,940
Total expenses	1,035,311	971,168

NET INVESTMENT LOSS	(987,353)	(889,971)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	43,135	5,006,690
Foreign exchange translation	(56,192)	26,017
Net change in unrealized:
Futures and forward currency contracts	1,012,071	(3,576,572)
Foreign exchange translation	15,079	(48,275)
Net gains (losses) from U.S. Treasury notes:
Realized	(4,225)	-
Net change in unrealized	24,949	(60,482)
Total net realized and unrealized gains	1,034,817	1,347,378

NET INCOME	47,464	457,407
LESS PROFIT SHARE TO GENERAL PARTNER	-	-
NET INCOME AFTER PROFIT SHARE TO GENERAL PARTNER	$47,464	$457,407

(Continued)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2012	2011
INVESTMENT INCOME:
Interest income	$151,869	$308,696

EXPENSES:
Brokerage fees	2,803,227	2,518,434
Administrative expenses	289,819	303,742
Custody fees and other expenses	24,352	21,683
Total expenses	3,117,398	2,843,859

NET INVESTMENT LOSS	(2,965,529)	(2,535,163)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(2,343,304)	7,312,587
Foreign exchange translation	8,528	50,063
Net change in unrealized:
Futures and forward currency contracts	(4,870,078)	(10,750,953)
Foreign exchange translation	21,444	(72,991)
Net gains (losses) from U.S. Treasury notes:
Realized	(4,225)	5,099
Net change in unrealized	14,048	(50,855)
Total net realized and unrealized losses	(7,173,587)	(3,507,050)

NET LOSS	(10,139,116)	(6,042,213)
LESS PROFIT SHARE TO GENERAL PARTNER	-	7,415
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(10,139,116)	$(6,049,628)

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2012:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL- January 1, 2012	$89,151,864	$64,316,203	$-	$3,150,229	$156,618,296
Contributions	13,847,900	13,664	-	-	13,861,564
Withdrawals	(11,034,496)	(1,994,936)	-	-	(13,029,432)
Net loss	(6,776,253)	(3,210,537)	-	(152,326)	(10,139,116)
PARTNERS' CAPITAL- September 30, 2012	$85,189,015	$59,124,394	$-	$2,997,903	$147,311,312

For the nine months ended September 30, 2011:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL- January 1, 2011	$87,381,201	$71,314,986	$-	$3,825,701	$162,521,888
Contributions	15,364,750	-	-	-	15,364,750
Withdrawals	(13,653,747)	(3,195,370)	-	-	(16,849,117)
Net loss	(4,124,717)	(1,823,630)	(543)	(93,323)	(6,042,213)
General Partner's allocation: New Profit-Accrued	(7,415)	-	7,415	-	-
PARTNERS' CAPITAL- September 30, 2011	$84,960,072	$66,295,986	$6,872	$3,732,378	$154,995,308

See notes to financial statements

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2012 and 2011	Limited Partners		Special Limited Partners
	2012	2011	2012	2011

Ratios to average capital:
Net investment loss (a)	(3.96)%	(3.58)%	(0.67)%	(0.52)%

Total expenses (a)	4.09%	3.78%	0.80%	0.72%
Profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.09%	3.78%	0.80%	0.72%

Total return before profit share allocation (b)	(0.37)%	(0.06)%	0.45%	0.70%
Less: profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total return after profit share allocation	(0.37)%	(0.06)%	0.45%	0.70%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2012 and 2011	Limited Partners		Special Limited Partners
	2012	2011	2012	2011

Ratios to average capital:
Net investment loss (a)	(3.93)%	(3.47)%	(0.66)%	(0.47)%

Total expenses (a)	4.06%	3.72%	0.79%	0.73%
Profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total expenses and profit share allocation	4.06%	3.73%	0.79%	0.73%

Total return before profit share allocation (b)	(7.29)%	(4.76)%	(5.00)%	(2.61)%
Less: profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total return after profit share allocation	(7.29)%	(4.77)%	(5.00)%	(2.61)%

(a) annualized
(b) not annualized	(Concluded)

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2009 to 2011, for the U.S. Federal jurisdiction, the New York, Connecticut and New Jersey state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2011.

2. RECENT ACCOUNTING STANDARD

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

During the three and nine months ended September 30, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2012 and December 31, 2011 in valuing the Partnership’s investments at fair value. At September 30, 2012 and December 31, 2011, the Partnership held no assets or liabilities in Level 3.

Financial Assets and Liabilities at Fair Value as of September 30, 2012

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,434,920	$-	$140,434,920
Short-Term Money Market Fund*	5,105,521	-	5,105,521
Exchange-Traded Futures Contracts
Energies	(72,050)	-	(72,050)
Grains	173,792	-	173,792
Interest rates	1,698,141	-	1,698,141
Livestock	(27,570)	-	(27,570)
Metals	(1,583,358)	-	(1,583,358)
Softs	4,408	-	4,408
Stock indices	(1,182,064)	-	(1,182,064)

Total exchange-traded futures contracts	(988,701)	-	(988,701)

Over-the-Counter Forward Currency Contracts	-	(1,426,191)	(1,426,191)

Total futures and forward currency contracts (2)	(988,701)	(1,426,191)	(2,414,892)

Total financial assets at fair value	$144,551,740	$(1,426,191)	$143,125,549

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$24,693,158
Investments in U.S. Treasury notes held in custody			115,741,762
Total investments in U.S. Treasury notes			$140,434,920

(2)
Net unrealized appreciation on futures and forward currency contracts			$949,922
Net unrealized depreciation on futures and forward currency contracts			(3,364,814)
Total unrealized depreciation on futures and forward currency contracts			$(2,414,892)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2011

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$145,594,393	$-	$145,594,393
Short-Term Money Market Fund*	10,689,407	-	10,689,407
Exchange-Traded Futures Contracts
Energies	248,840	-	248,840
Grains	(327,078)	-	(327,078)
Interest rates	1,738,637	-	1,738,637
Livestock	(3,990)	-	(3,990)
Metals	(143,925)	-	(143,925)
Softs	197,806	-	197,806
Stock indices	(146,368)	-	(146,368)

Total exchange-traded future contracts	1,563,922	-	1,563,922

Over-the-Counter Forward Currency Contracts	-	891,264	891,264

Total futures and forward currency contracts (2)	1,563,922	891,264	2,455,186

Total financial assets at fair value	$157,847,722	$891,264	$158,738,986

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$16,854,836
Investments in U.S. Treasury notes held in custody			128,739,557
Total investments in U.S. Treasury notes			$145,594,393

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,651,806
Net unrealized depreciation on futures and forward currency contracts			(196,620)
Total unrealized appreciation on futures and forward currency contracts			$2,455,186

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2012, by market sector:

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

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Partnership also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Partnership for the foreseeable future.

Metals – The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock indices – The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the Fair Value and Disclosures note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2012 and December 31, 2011. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$137,450	$(1,394,903)	$1,391,630	$(206,227)	$(72,050)
Grains	367,713	(231,475)	52,063	(14,509)	173,792
Interest rates	1,761,761	(43,972)	-	(19,648)	1,698,141
Livestock	-	-	1,580	(29,150)	(27,570)
Metals	1,232,975	(10,395)	-	(2,805,938)	(1,583,358)
Softs	-	(2,340)	51,805	(45,057)	4,408
Stock indices	28,501	(1,228,632)	40,358	(22,291)	(1,182,064)
Total futures contracts:	3,528,400	(2,911,717)	1,537,436	(3,142,820)	(988,701)

Forward currency contracts	1,336,862	(588,870)	96,306	(2,270,489)	(1,426,191)

Total futures and forward currency contracts	$4,865,262	$(3,500,587)	$1,633,742	$(5,413,309)	$(2,414,892)

Fair value of futures and forward currency contracts at December 31, 2011

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$4,507	$(75,527)	$326,720	$(6,860)	$248,840
Grains	152,750	-	-	(479,828)	(327,078)
Interest rates	1,856,055	(102,014)	3,571	(18,975)	1,738,637
Livestock	-	-	10,250	(14,240)	(3,990)
Metals	35,053	(256,668)	391,024	(313,334)	(143,925)
Softs	1,478	(82,241)	313,036	(34,467)	197,806
Stock indices	-	(8,545)	200,392	(338,215)	(146,368)
Total futures contracts:	2,049,843	(524,995)	1,244,993	(1,205,919)	1,563,922

Forward currency contracts	545,371	(752,798)	1,768,206	(669,515)	891,264

Total futures and forward currency contracts	$2,595,214	$(1,277,793)	$3,013,199	$(1,875,434)	$2,455,186

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2012 and 2011 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2012 and 2011

Sector	Three months ended: September 30, 2012	Three months ended: September 30, 2011	Nine months ended: September 30, 2012	Nine months ended: September 30, 2011
Futures contracts:
Energies	$(2,043,445)	$(447,048)	$(2,313,920)	$1,423,233
Grains	1,266,050	(201,678)	(885,913)	(1,529,320)
Interest rates	3,148,074	11,049,386	6,029,891	11,876,132
Livestock	(20,520)	(204,980)	(173,830)	(483,110)
Metals	(881,131)	592,760	(2,030,326)	33,807
Softs	(308,621)	(460,494)	619,873	(592,678)
Stock indices	398,038	(1,865,200)	(4,227,141)	(9,407,626)
Total futures contracts:	1,558,445	8,462,746	(2,981,366)	1,320,438

Forward currency contracts	(503,239)	(7,032,628)	(4,232,016)	(4,758,804)

Total futures and forward currency contracts	$1,055,206	$1,430,118	$(7,213,382)	$(3,438,366)

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ending September 30, 2012 and 2011 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2012 and 2011 was approximately $154,000,000 and $161,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2012 and 2011

	2012		2011
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$19,866,747	$22,028,113	$26,708,862	$9,686,114
Grains	7,527,396	4,979,154	11,499,966	6,945,623
Interest rates	322,695,224	3,247,230	181,947,464	12,443,977
Livestock	-	1,865,440	1,337,133	1,507,648
Metals	5,915,938	13,463,470	18,102,610	6,236,554
Softs	1,042,587	6,862,846	3,877,595	1,003,586
Stock indices	37,334,609	19,054,308	55,479,672	7,172,577
Total futures contracts:	394,382,501	71,500,561	298,953,302	44,996,079

Forward currency contracts	87,468,103	95,435,269	154,145,191	44,175,743

Total futures and forward currency contracts	$481,850,604	$166,935,830	$453,098,493	$89,171,822

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2012 and 2011. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership began trading at BB on June 2, 2011. The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $11,471,068 and $6,330,970 at September 30, 2012 and December 31, 2011, respectively.

5. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the nine months ended September 30, 2012 and 2011. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership. No profit share was earned or accrued during the three months ended September 30, 2012 and 2011.

	Nine months ended:
	September 30, 2012	September 30, 2011
Profit share earned	$-	$7,415
Profit share accrued	-	-
Total profit share	$-	$7,415

6. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and nine months ended September 30, 2012 and 2011. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Administrative Expenses	$95,751	$101,000	$289,819	$303,742
Legal and Accounting Services	$119,213	$24,717	$181,898	$134,832
Provided by TMC

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2012 and December 31, 2011, $313 and $21, respectively, was owed to the General Partner.

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, the amount may at any time be higher; (4) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

During its operations for the three and nine months ended September 30, 2012, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Partnership records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined. Open forward currency contracts are recorded at fair value, based on pricing models that consider the spot prices plus the forward points and contractual prices of the underlying financial instruments. The spot prices and forward points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined. The forward points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

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

Periods ended September 30, 2012

Month Ending:	Total Partners' Capital

September 30, 2012	$147,311,312
June 30, 2012	150,138,303
December 31, 2011	156,618,296

	Three Months	Nine Months
Change in Partners' Capital	$(2,826,991)	$(9,306,984)
Percent Change	-1.88%	-5.94%

THREE MONTHS ENDED SEPTEMBER 30, 2012

The decrease in the Partnership’s net assets of $2,826,991 was attributable to withdrawals of $5,210,819, which was partially offset by contributions of $2,336,364, and a net gain of $47,464.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2012 increased $76,053 relative to the corresponding period in 2011. The increase was due to an increase in the net asset value of fee-paying limited partners which was partially offset by a decrease in average net assets of the Partnership during the three months ended September 30, 2012, relative to the corresponding period in 2011.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended September 30, 2012 decreased $5,249 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended September 30, 2012, relative to the corresponding period in 2011.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2012 decreased $33,239 relative to the corresponding period in 2011. This decrease was due predominately to a decrease in average net assets during the three months ended September 30, 2012, relative to the corresponding period in 2011.

During the three months ended September 30, 2012, the Partnership experienced net realized and unrealized gains of $1,034,817 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $939,281, administrative expenses of $95,751 and custody fees and other expenses of $279 were incurred. Interest income of $47,958 partially offset the Partnership's expenses resulting in a net gain of $47,464. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.31)%
Energies	(1.37)%
Grains	0.82%
Interest rates	2.07%
Livestock	(0.03)%
Metals	(0.58)%
Softs	(0.22)%
Stock indices	0.25%
Trading gain	0.63%

NINE MONTHS ENDED SEPTEMBER 30, 2012

The decrease in the Partnership’s net assets of $9,306,984 was attributable to a net loss of $10,139,116 and withdrawals of $13,029,432, which was partially offset by contributions of $13,861,564.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2012 increased $284,793 relative to the corresponding period in 2011. The increase was due to an increase in the net asset value of fee-paying limited partners which was partially offset by a decrease in average net assets of the Partnership during the nine months ended September 30, 2012, relative to the corresponding period in 2011.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the nine months ended September 30, 2012 decreased $13,923 relative to the corresponding period in 2011. The decrease was due mainly to a decrease in the Partnership’s average net assets during the nine months ended September 30, 2012, relative to the corresponding period in 2011.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2012 decreased $156,827 relative to the corresponding period in 2011. This decrease was due predominately to a decrease in average net assets during the nine months ended September 30, 2012, relative to the corresponding period in 2011.

During the nine months ended September 30, 2012, the Partnership experienced net realized and unrealized losses of $7,173,587 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,803,227, administrative expenses of $289,819 and custody fees and other expenses of $24,352 were incurred. Interest income of $151,869 partially offset the Partnership's expenses resulting in a net loss of $10,139,116. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.67)%
Energies	(1.55)%
Grains	(0.56)%
Interest rates	3.93%
Livestock	(0.12)%
Metals	(1.30)%
Softs	0.39%
Stock indices	(2.69)%
Trading loss	(4.57)%

MANAGEMENT DISCUSSION – 2012

Three months ended September 30, 2012

The Partnership registered a small trading gain during the quarter as markets struggled to find a persistent direction. Profits from trading interest rate, grain and stock index futures were largely offset by losses from trading energy, metal and soft commodity futures as well as currencies.

Market participants had to weigh the deterioration in actual economic facts against additional easing of monetary policies by a variety of central banks. Moreover, they had to grapple with the ability and willingness of fiscal authorities to rein in deficits with appropriate and effective tax and expenditure programs. Economic statistics worldwide indicated negative or slowing growth and stagnant employment levels at best. The one exception was the U.S. where growth, though slow, seemed steady although employment levels remained depressed. Moreover, official forecasts from the International Monetary Fund, Organization for Economic Co-Operation and Development, World Bank, Asian Development Bank and others as well as from various national authorities, were uniformly downgraded. In an effort to counter these tendencies, monetary policies have become ever more accommodative. The latest installments on this easing occurred when on September 8, the European Central Bank (“ECB”) announced a plan (vigorously opposed by the Bundesbank) to purchase unlimited amounts of government bonds of Spain and other weak European members if these countries would first request assistance from Europe’s bailout trusts. On September 13, the Federal Reserve announced another round of quantitative easing (“QE3”). This was followed by the Bank of Japan increasing the size and duration of its asset purchases. And yet, market participants know that unless European policy makers finally fulfill promises concerning banking unification and fiscal policy unification; and unless the U.S. avoids the fiscal cliff and deals with its debt and deficit problems, the monetary efforts will be for naught. All in all, world markets enter the fourth quarter confronted with considerable uncertainty.

Against this background, long positions in safe haven U.S., German, British, and Japanese government notes and bonds were profitable, as were long positions in short-term interest rate futures. These gains were pared back later in the quarter due to a run-up in interest rates on government debt which suggests that market participants may be concluding that the ongoing deluge of monetary stimulus may be ineffective and eventually inflationary.

Stock index futures generated a gain due to long positions in U.S. and South African indices and short positions in the VIX, the so-called “fear index,” which showed a decrease in expected stock market volatility. Meanwhile, trading of Chinese, Korean, Canadian, Japanese and Swedish indices was unprofitable.

Drought in the U.S. drove grain prices sharply higher during much of the quarter and long positions in soybeans, soybean meal, wheat and corn were profitable, even though the gains were scaled back as prices receded from their highs late in the period. A short soybean oil trade lost money and was reversed.

Short Brent and WTI crude oil, heating oil and London gas oil trades were unprofitable and closed or reversed to long trades as concerns about developments in the Middle East underpinned prices despite an apparently abundant current supply. Natural gas trading was also somewhat unprofitable. Meanwhile a long RBOB gasoline trade was profitable.

Short positions in industrial metals were unprofitable as demand from the U.S. auto industry and some stock building demand from China outweighed the broader concerns about worldwide growth. A long gold position was profitable.

Currency trading was volatile. Market sentiment toward the euro and the U.S. dollar was continually in flux. On balance, short euro trades against a variety of currencies were profitable amid rising concern about European growth. Long positions in Norwegian and Swedish currencies were profitable as the Scandinavian units seemed to become the latest “safe havens.”

Short dollar trades versus the currencies of Korea, Singapore, Turkey, New Zealand, Australia and the United Kingdom were also profitable. On the other hand, long dollar positions versus the euro and the currencies of the Brazil, Chile, India, Japan, Mexico, Poland, Russia, the Czech Republic and Norway produced largely offsetting losses.

Short positions in cotton, sugar and Arabica coffee were unprofitable.

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

The global recovery, which was not very robust to begin with, displayed signs of additional weakness throughout the April-June period. Banking and sovereign stresses in the Eurozone, highlighted by two Greek elections in two months, increased. Growth in a number of emerging market economies—China, Brazil, and India, for example—disappointed. In the U.S., economic activity decelerated during the first half of the year so that second quarter growth is now expected to register less than 2%. These forces had led to gains on long interest rate positions, long dollar positions and short energy, metals and soft commodity positions. Then, on June 29, E.U. leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full E.U. banking union with ECB supervision, advance the fiscal union discussion and discuss a 120 billion euro fund to promote growth. While most of these provisions were anticipatory and not hard facts, the timing of the news—on a Friday before a U.S. holiday on the last trading day of the month and quarter—triggered a strong, albeit ephemeral, response, resulting in a major appreciation of the euro and other currencies versus the U.S. dollar, a selloff of safe harbor government debt and a strong rise in energy and metal prices. These market moves sent the Partnership’s returns for the quarter from a sizable gain to roughly breakeven.

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

Short euro trades versus the Australian dollar and Turkish lire were profitable, as was a long Australian trade against the Swiss franc. U.S. dollar currency trading was flat for the quarter, largely due to U.S. dollar selling in the wake of the June 29 news from Europe. For most of the quarter the U.S. dollar had risen and long dollar positions against the euro, the currencies of India, Israel, Switzerland and to a lesser extent Brazil, Norway, Sweden and the Czech Republic were profitable. Meanwhile, losses were suffered trading the dollar vis-à-vis the British pound, Japanese yen, Canadian dollar, South African rand and a number of other high yield and emerging market currencies.

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

Turning to non-dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Australian dollar weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short euro trades against several currencies were unprofitable as the euro rebounded when the ECB’s longer-term refinancing operation program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

Whether from a reduced need for safety because of an improving economic outlook, particularly in the U.S., from an increased worry about inflation, from a renewed concern about government debt levels or from a reduced likelihood of QE3, interest rates rose and long positions in U.S., Australian, Canadian, British and Japanese note and bond futures produced losses.

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

Sector	% Gain (Loss)
Currencies	(4.33)%
Energies	(0.30)%
Grains	(0.17)%
Interest rates	6.94%
Livestock	(0.16)%
Metals	0.37%
Softs	(0.32)%
Stock indices	(1.16)%
Trading loss	0.87%

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

MANAGEMENT DISCUSSION 2011

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

Coming into the quarter, the U.S. dollar had been in a lengthy decline and was not viewed as a safe haven.  However, with Switzerland and Japan enacting policy initiatives to limit the attractiveness of their currencies, with slower growth undermining the attraction of commodity and emerging market currencies and with the Euro’s existence in question, the U.S. dollar reemerged as a safe haven investment despite the rating downgrade of U.S. government securities by Standard & Poor’s.  As a result, short U.S. dollar trades, which had been profitable in July, were unprofitable during August and September.  Non-U.S. dollar cross rate trading was negative due to losses on long Australian and New Zealand dollar trades and on short British Pound and euro trades.

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

Energy prices were up on the roiling violence in the Middle East and North Africa, a better economic growth outlook and supply drawdowns. Long positions in crude, heating oil, London gas oil and RBOB gasoline were profitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal control over financial reporting with respect to the Partnership.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2012:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2012	$(1,972,453)	$-	$(1,972,453)
August 31, 2012	(2,317,226)	(300,000)	(2,617,226)
September 30, 2012	(503,007)	(118,133)	(621,140)
Total	$(4,792,686)	$(418,133)	$(5,210,819)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,	/s/Tod A. Tanis
	General Partner	Tod A. Tanis
Vice-President
Date: November 13, 2012		(Principal Accounting Officer)

