Form 10-K
period 2012-12-31
NESTOR PARTNERS
filed 2013-03-28
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2012

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2012 and 2011 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2012, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

Nestor Partners (the “Partnership”) is a limited partnership organized December 13, 1976 under the New Jersey Uniform Limited Partnership Act. The general partner of the Partnership is Millburn Ridgefield Corporation, a Delaware corporation operating in Greenwich, Connecticut (the “General Partner”).

The Partnership’s business is trading a diversified portfolio (a “Diversified Portfolio”) of futures, forward, swap, spot and option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities.  The General Partner invests globally pursuant to its proprietary quantitative and systematic trading methodology, based upon signals generated from an analysis from price, price derivatives, fundamental and other quantitative data.  Approximately 20% - 30% of the Partnership’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.  The Partnership began its trading activities in February 1977.  All investment decisions are made by the General Partner.

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a “commodity pool operator” since July 1, 1982, as a “commodity trading advisor” since September 13, 1984 and has been a member of the National Futures Association (“NFA”) since July 1, 1982.  The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The Millburn Corporation is an affiliate of the General Partner and performs research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2012, the aggregate net asset value of the Partnership was $143,043,357.  The value at December 31, 2012 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $47,447.50, based on the actual rate of return a Limited Partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a Limited Partner, during each month in the calculation period from February 1, 1977 to December 31, 2012.

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

(c)   Narrative description of business

The Partnership engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Partnership’s sole trading advisor is the General Partner.  The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes trading decisions pursuant to its investment and trading method, which includes technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, which may be revised from time to time.  The objective of the General Partner’s investment and trading method is to (i) use trend-following models to participate in all major sustained price moves in the markets traded and (ii) simultaneously deploy shorter-term opportunistic non-traditional models that may or may not take positions in the same direction as trend-following positions.  The General Partner’s approach employs models that analyze data over a time spectrum from several minutes to multiple years.  A majority of trades generated by quantitative models may be unprofitable.  Their objective is to make a few large profits, more than offsetting their numerous but smaller losses.  Consequently, during periods in which no major price trends develop in a market, trend-following models are likely to incur substantial losses.  Similarly, during periods when market behavior is unsuitable for non-traditional models, such models are likely to incur substantial losses.

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

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities. Over more than 40 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of price movements in the market, some non-price information or a combination of both.

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time-frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash-, futures- or option markets-generated data or government- and industry-generated statistical information); and the objective of the system (profiting from trends, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Partnership: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the Partnership’s portfolio. The current allocation to any market in the Partnership’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

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

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher or lower; (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market; and (3) changing the equity used for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

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

The General Partner employs discretion in the execution of trades where The Millburn Corporation’s (an affiliate of the General Partner) trader expertise plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

Pursuant to the Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”), the General Partner receives in respect of limited partners who acquire their limited partnership interests (“Interests”) through selling agents, a fixed monthly brokerage fee equal to 0.458% of the Partnership’s month-end net assets (5.5% per annum) attributable to such limited partners’ capital accounts. In respect of limited partners who acquire their Interests through the General Partner, the General Partner receives brokerage commissions at a fixed monthly rate of 0.167% of the Partnership’s month-end net assets (2.0% per annum) attributable to such limited partner’s capital account plus an amount equal to the brokerage commissions and fees payable to clearing and executing brokers attributable to each such limited partners’ proportionate interest in the Partnership. The General Partner in turn bears all such brokerage commissions and fees payable to clearing and executing brokers as well as all compensation payable to selling agents, if any. The General Partner also receives a profit share equal to 20% of any new trading profit, determined as of the end of each calendar year. The annual profit share is calculated net of brokerage fees and administrative expenses.

The Partnership pays its administrative expenses, including costs incurred in connection with the continuing offering of the Interests, up to ¼ of 1% per annum of the Partnership’s average month-end assets, and any extraordinary expenses which it may incur.

J.P. Morgan Securities LLC (“J.P. Morgan”), Deutsche Bank Securities Inc. (“Deutsche Bank”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Barclays Capital Inc. (“Barclays”) and Credit Suisse Securities (USA) LLC (“Credit Suisse”) act as the futures brokers for the Partnership. The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. LLC, Deutsche Bank AG and Barclays Bank PLC. The Partnership pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

The General Partner estimates that 90% or more of the Partnership’s assets, including the assets used to satisfy margin and collateral requirements, will be invested in U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-United States exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits).  The balance of the Partnership’s assets will be held in cash in commodity brokerage accounts, bank accounts or other accounts in the name of the Partnership and will be used for trading which requires cash for margin and to avoid daily buying and selling of government securities. The Partnership’s assets deposited with the Partnership’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts.”

The Partnership does not engage in lending (other than through permitted securities investments).

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as J.P. Morgan, Deutsche Bank, Merrill Lynch, Barclays and Credit Suisse to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the General Partner are combined for speculative position limit purposes. On September 28, 2012, the United States District Court for the District of Columbia vacated these rules. There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decisions and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.

Currency forward contracts are not currently subject to regulation by any U.S. government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The inter-bank currency markets may in the future become subject to regulation under the Reform Act, a development which may entail increased costs and result in burdensome reporting requirements. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Partnership.

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

(b)   Holders.

As of December 31, 2012, there were 824 holders of Interests.

(c)   Dividends.

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a Limited Partner. Between October 1, 2012 and December 31, 2012, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new Limited Partners as well as to existing Limited Partners making additional investments. No additional Interests were sold to special Limited Partners during the period.

Month	Number of Interests Sold to Limited Partners	Dollar Amount of such Interests Sold

October 1, 2012	15	$814,000
November 1, 2012	6	$502,000
December 1, 2012	9	$530,000

Total	30	$1,846,000

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

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2012:

Month	Limited Partners Amount withdrawn	Special Limited Partners Amount withdrawn

October 31, 2012	$455,202	$1,155,137
November 30, 2012	$1,986,115	$298,021
December 31, 2012	$3,297,626	$40,000

Total	$5,738,943	$1,493,158

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

The Partnership trades futures contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade spot and options on the foregoing and swaps thereon.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; (4) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions in the same market; and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Partnership’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function. Open futures positions are marked-to-market each trading day and the Partnership’s trading accounts are debited or credited accordingly. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Partnership is assigned a position in the underlying future which is then settled by offset. The Partnership’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2012, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

Critical Accounting Estimates

The Partnership records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined.  Open spot contracts are recorded at fair value based on current market prices (“spot prices”). Open forward currency contracts are recorded at fair value, based on pricing models  that consider the current market prices plus the time value of money (“forward points”) and contractual prices of the underlying financial instruments.  The spot prices and forward points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which net assets are being determined.  The forward points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Partnership may be in between these periods.

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

10

2012

During 2012, the Partnership achieved a net realized and unrealized loss of $5,083,255 from its trading operations (including foreign exchange transactions and translations). Brokerage commissions of $3,735,279, administrative expenses of $381,158 and custody fees of $32,580 were paid or accrued. The Partnership paid a profit share to the General Partner of $3,968. Interest income of $215,270 offset the Partnership’s expenses resulting in a net loss of $9,020,970 after profit share to the General Partner. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.34)%
Energies	(2.02)%
Grains	(1.29)%
Interest rates	4.12%
Livestock	(0.22)%
Metals	(2.15)%
Softs	0.46%
Stock indices	0.29%

Total	(3.15)%

The Partnership posted a loss during the year as uncertainties concerning worldwide growth and inflation, fiscal and monetary policies, and political events restricted the development of sustained, exploitable trends. In this environment gains from trading interest rate futures and, to a lesser extent, equity and soft commodity futures, fell short of the losses generated from trading currency, energy, metal and grain futures.

Deleveraging in the developed world and the transition to a new growth model in the developing world that placed less emphasis on exports and greater emphasis on domestic demand interacted with the banking and sovereign stresses in Europe and fiscal dysfunction in the United States to weigh on worldwide economic activity. Important elections throughout the year—for example two Greek elections in a month, the French Presidential contest, the vote on the new Chinese leadership and the U.S. Presidential ballot—periodically added to negative pressures. Throughout 2012 these negative influences were resisted by unrelenting policy easing by monetary authorities, particularly in the developed world. The Federal Reserve led the way with Operation Twist, round 3 of quantitative easing, outright open market purchases of long term treasuries and mortgage backed securities, and finally tying policy to the unemployment rate along with the inflation rate. The European Central Bank (“ECB”) went from long term refinancing operations at the start of the year to outright monetary transactions near the year’s end. The Bank of Japan increased their asset purchase program five times and initiated an inflation target, and the Bank of England increased its quantitative easing program twice in 2012. Finally, there were a plethora of easing actions from the central banks of China, Brazil, India and many other Asian and European countries.

In large measure, these monetary efforts were meant to buy time for legislators and fiscal authorities to improve banking regulation and supervision, to rein in debt and deficits with appropriate and effective tax and expenditure programs, and to implement institutional changes to improve competitiveness. And while it was excruciatingly slow, there was progress. On June 29, European Union (“EU”) leaders announced an agreement to moderate conditions on emergency loans to Spanish banks, ease borrowing costs for Spain and Italy, move toward direct recapitalization of European banks with bailout funds, discuss a full EU banking union with ECB supervision (which was further advanced in December), advance the fiscal union discussion and discuss a €120 billion fund to promote growth. On July 26, ECB President Draghi vowed to do “…whatever it takes…” to preserve the euro. Importantly, Europe’s most troubled countries were implementing pension and welfare reforms, improving the functioning of labor markets, and strengthening revenue collection and spending controls. In the U.S., the fiscal cliff was avoided with a last minute deal.

Consequently, as the second half of 2012 progressed, the growth outlook brightened, albeit marginally. Improved housing statistics, a potential shale oil growth dividend, and stability in the American employment picture underpinned global investor sentiment. Chinese growth appeared to have bottomed in the third quarter, and emerging markets in general were steady to improving. Still, Europe was in recession and Japan was foundering.

Given this generally uncertain, easy money, low growth, low inflation, environment it is no surprise that long positions in German, French, Italian, Japanese, Australian and Canadian notes and bonds were profitable. Long positions in short term German and British instruments were also profitable. Meanwhile, trading of U.S. note and bond futures was marginally negative, as losses in the first quarter and again late in the year, when rates rebounded with improving economic activity, outdistanced profits from the spring and summer.

Equity futures trading was profitable as long positions produced gains in the last half of the year that were larger than the losses sustained from equity trading in the first six months. These profits likely reflected some improvement in the economic outlook as well as massive central bank liquidity injections. Long positions in South African, Turkish, Thai, French and U.S. indices showed gains, as did trading of the VIX. On the other hand, trading of German, British, Canadian, Indian and Asian equity futures produced losses.

A short Arabica coffee trade was very profitable as supplies were boosted by a bumper Brazilian crop. A short cotton trade was profitable during the first half when worldwide growth was weak. Meanwhile, trading of cocoa and sugar were unprofitable.

In a changeable “Risk On/Risk Off” environment, currency trading was volatile and unprofitable. Trading the U.S. dollar versus a variety of high yield, emerging market, and safe haven currencies was broadly unprofitable. On the other hand, short yen positions relative to the U.S. and Australian dollars during the fourth quarter benefitted from official efforts designed to weaken the yen to promote growth. A long Korean won trade during that same time frame was also quite profitable. A short Swiss franc/long Norway position was profitable. Short euro trades versus the Norwegian, Turkish and New Zealand currencies were profitable, while trading the euro against South Africa, Hungary and the Czech Republic produced losses as did sterling/Aussie trading.

Metal prices were volatile in 2012. Generally speaking, long gold and silver trades were unprofitable, while trading industrial metals predominantly from the short side proved a losing proposition. Trading of crude oil, heating oil and London gas oil was quite unprofitable as economic uncertainty and Middle East ructions blocked the development of sustained trends. Trading of U.S. natural gas, on the other hand, was profitable in the wake of the shale boom in North America.

Grain trading was unprofitable as prices declined initially on good crop prospects, spiked in early summer as drought took hold and plunged thereafter as demand weakened. Thus trading of corn, wheat, soybeans and soybean oil was unprofitable. Short livestock trades resulted in small losses too.

2011

During 2011, the Partnership achieved a net realized and unrealized loss of $6,679,873 from its trading operations (including foreign exchange transactions and translations). Brokerage commissions of $3,368,858, administrative expenses of $400,917 and custody fees of $29,759 were paid or accrued. The Partnership paid a profit share to the General Partner of $8,692. Interest income of $374,054 offset the Partnership’s expenses resulting in a net loss of $10,114,045 after profit share to the General Partner. An analysis of the trading gain (loss) by sector is as follows:

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

Market participants were buffeted by a dizzying array of economic growth, economic policy, political and natural disaster-related factors. There were floods in Australia, an earthquake, tsunami and nuclear disaster in Japan, earthquakes in New Zealand and floods in Thailand. Then there were the usual extreme wet and dry weather events that occurred throughout the world as well. On the fiscal front, policy paralysis and a lack of courage kept the U.S. and Europe from dealing in a definitive way with debt and deficit crises that led to ratings downgrades for many countries, endangered the worldwide banking system and led to volatile changes of governments in Greece, Italy and Spain. Throughout 2011, there were periodic developed countries’ monetary policy moves to prop up sagging confidence and prod weakening growth. Persistently low official interest rates and quantitative easing by the Federal Reserve, Bank of England, and the ECB — especially with its late in the year injection of long term lending to banks — aimed to counter despair with some hope. Also, in late November, six central banks, orchestrated by the Federal Reserve, reduced the cost of dollar funding for commercial banks worldwide after the rating’s agencies announced downgrades for many of the largest global banks. By August, even emerging market central banks, including China, Brazil, India and Indonesia, that had been maintaining relatively tight monetary policies in order to contain inflation, began to ease as slowing growth become a bigger worry. Indeed, during the final four months of the year, downward growth revisions peppered the market regularly as the International Monetary Fund, World Bank, Organization for Economic Co-operation and Development, ECB, European Commission, Bank of England, Federal Reserve, Bank of Japan and numerous private financial institutions lowered their GDP forecasts. Exchange rate policy was also far from steady in 2011. Many countries from Switzerland and Japan to Brazil and Chile enacted policies designed to counter and reverse the upward pressure on their currencies that threatened their export industries. Finally from the Middle East, the Arab Spring, Iranian intransigence on seeking nuclear power and the U.S. exit from Iraq added to uncertainty, particularly in the energy sector, prompting the International Energy Agency to release 60 million barrels of oil from strategic reserves in July.

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

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts and are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended (the “Exchange Act”), as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The General Partner’s internal control over financial reporting includes those policies and procedures that:

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on its assessment, management has concluded that, as of December 31, 2012, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982 to manage discretionary accounts primarily in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2012 are as follows:

Harvey Beker, age 59. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person of the General Partner effective November 25, 1986. Additionally, he became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective February 8, 1984 and May 23, 1989, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 54. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 68. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association (“MFA”), a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 43. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), former Chairman of the hedge fund industry group MFA, CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a faculty member of the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 65. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person of the General Partner effective July 2, 1993, and April 15, 2009, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 55. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and April 5, 1989, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Dennis B. Newton, age 61. Mr. Newton is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation through July 1, 2011. His primary responsibilities are in administration and business development. Prior to joining the General Partner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc. (“Phoenix”), from March 1990 to June 1991. Mr. Newton was listed as a Principal of Phoenix Asset Management, Inc. and Phoenix beginning in June 1990 and April 1990, respectively, and, although he left the firms in August 1991 and June 1991, respectively, his registration as a Principal was not withdrawn until January 1992 and November 1992, respectively. Mr. Newton was registered as an Associated Person of Phoenix from May 1990 until June 1991 and of Phoenix Asset Management, Inc. from May 1990 until January 1992 (although he left the firm prior to that date, in August 1991). Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with the brokerage firm of Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Until March 1990, he was registered as an Associated Person with Prudential Equity Group LLC (beginning in October 1987), and was listed as a Principal of the commodity pool operator Seaport Futures Management, Inc. (“Seaport”) (beginning in January 1989) and Prudential Securities Futures Management, Inc. (beginning in June 1989). Mr. Newton was a Director of Seaport, and his responsibilities at Seaport, Prudential-Bache, Prudential Securities Futures Management, Inc. and Prudential Equity Group LLC included the organization and marketing of public commodity pools. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading. Mr. Newton was registered as an Associated Person (March 1981 - October 1987) of Heinold Commodities Inc. Mr. Newton was registered as an Associated Person of Heinold beginning in January 1986 and was listed as a Principal of Heinold beginning in February 1986. Although Mr. Newton left Heinold in October 1987, his registration as an Associated Person and his listing as a Principal were not withdrawn until November 1987. Mr. Newton joined the General Partner as an Associated Person in May 1991, and then joined the General Partner and its affiliates on a full-time basis in September 1991. Mr. Newton became listed as a Principal and registered as an Associated Person, branch office manager and Swap Associated Person of the General Partner effective May 14, 1997, May 30, 1991, December 16, 1991 and December 26, 2012, respectively. He also became listed as Principal of The Millburn Corporation effective May 5, 2004 until July 1, 2011.

Grant N. Smith, age 61. Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person of the General Partner, effective December 19, 1991 and April 15, 2009, respectively. He became listed as a Principal and registered as an Associated Person of The Millburn Corporation effective June 20, 1995 and May 21, 1992, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Tod A. Tanis, age 58. Mr. Tanis is a Vice President and Principal Accounting Officer of the General Partner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the General Partner and The Millburn Corporation in May 1983. Prior to joining the General Partner and its affiliates, he was with the brokerage firm of E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Supervisor at E.F. Hutton, he was responsible for supervising internal and external reporting for the futures division. In December of 1982, he was promoted to Manager and continued his role in supervising internal and external reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with the brokerage firm of Merrill Lynch & Company from September 1976 to May 1978. Mr. Tanis became listed as a Principal of the General Partner and The Millburn Corporation effective July 14, 2004.

None of the individuals listed above currently serves as a director of a public company.

(c) Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a, b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)  Promoters and Control Persons

The General Partner, as the organizer of the Partnership, is a promoter within the meaning of 1(i) of the definition of “promoter” set forth in Regulation 12b-2 of the Exchange Act.  The General Partner has not received, and is not entitled to receive, anything of value from the Partnership in connection therewith.

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

Item 11. Executive Compensation

The Partnership has no directors, officers or employees. None of the directors, officers or employees of the General Partner receive compensation from the Partnership. The General Partner makes all investment decisions on behalf of the Partnership. The General Partner receives monthly brokerage commissions of 0.458% of the Partnership’s net assets (which is reduced to 0.167% of net assets, plus the cost of all commissions and clearing charges due to third-party brokers, for partners who acquire their Interests directly through the General Partner) and an annual profit share of 20% of any new trading profit (net of brokerage commissions and administrative expenses).

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)   Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2012, the General Partner’s interest was valued at $3,037,871, which constituted 2.12% of the Partnership’s capital as of December 31, 2012.

As of December 31, 2012, the directors and executive officers of the General Partner own beneficially Interests as follows:

Name	Value of Interest		Percentage of Limited Partnership Interests
	Held Directly	Held Indirectly[1]	% Directly	% Indirectly

Harvey Beker	$540,318	$10,405,638	0.39%	7.43%

Gregg Buckbinder	$0	$645,342	0.00%	0.46%

George Crapple	$42,438	$5,121,810	0.03%	3.66%

Steven M. Felsenthal	$0	$111,078	0.00%	0.08%

Mark Fitzsimmons	$0	$3,299,424	0.00%	2.36%

Barry Goodman	$0	$3,037,144	0.00%	2.17%

Dennis Newton	$0	$660,722	0.00%	0.47%

Grant Smith	$2,438,105	$1,491,608	1.74%	1.06%

Tod Tanis	$0	$792,238	0.00%	0.57%

Directors and executive officers of the General Partner as a group	$3,020,861	$25,565,004	2.16%	18.26%

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid $3,735,279 in brokerage fees to the General Partner and allocated $3,968 in profit share to the General Partner for the year ended December 31, 2012.  The General Partner’s capital interest was allocated a net loss of $112,358 for the year ended December 31, 2012.  The Partnership paid $3,368,858 in brokerage fees to the General Partner and allocated $8,692 in profit share to the General Partner for the year ended December 31, 2011.  The General Partner’s capital interest was allocated a net loss of $175,472 for the year ended December 31, 2011.  The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $381,158 during the year ended December 31, 2012 of which $120,329 was paid or was payable to The Millburn Corporation.  The Partnership incurred administrative expenses of $400,917 during the year ended December 31, 2011 of which $89,711 was paid or was payable to The Millburn Corporation.  The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

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

Item 14.   Principal Accountant Fees and Services

(1)          Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2012 and 2011 were approximately $106,000 and $91,000, respectively.

(2)          Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)          All Other Fees

There were no other fees for the years ended December 31, 2012 and 2011.

(5)          Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following are included with the 2012 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2012 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2013.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 28, 2013
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2013
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 28, 2013
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2013
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2012 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

