Form 10-Q
period 2013-03-31
NESTOR PARTNERS
filed 2013-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2013

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
For the three months ended March 31, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2013 and December 31, 2012 (unaudited)

(b) For the three months ended March 31, 2013 and 2012 (unaudited)

Nestor Partners

Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $22,816,585 and $28,389,695)	$22,825,813	$28,396,041
Net unrealized appreciation on open futures and forward currency contracts	1,966,992	2,496,110
Due from brokers	5,492,147	2,205,107
Cash denominated in foreign currencies (cost $777,307 and $1,359,884)	761,260	1,368,336
Total equity in trading accounts	31,046,212	34,465,594

INVESTMENTS IN U.S. TREASURY NOTES-at fair value (amortized cost $111,344,258 and $111,707,766)	111,375,380	111,733,763
CASH AND CASH EQUIVALENTS	7,104,921	2,226,883
ACCRUED INTEREST RECEIVABLE	255,547	646,507
TOTAL	$149,782,060	$149,072,747

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$1,408,000	$873,000
Net unrealized depreciation on open futures and forward currency contracts	1,272,421	943,951
Accrued brokerage fees	276,414	285,906
Cash denominated in foreign currencies (cost -$207,336 and -$428,893)	202,390	438,694
Accrued expenses	237,355	146,185
Capital withdrawals payable	2,930,378	3,341,531
Due to General Partner	-	123
Other liabilities	14,600	-
Total liabilities	6,341,558	6,029,390

PARTNERS' CAPITAL	143,440,502	143,043,357

TOTAL	$149,782,060	$149,072,747

See notes to financial statements

Nestor Partners

Condensed Schedule of Investments

March 31, 2013 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.40%	$568,226
Grains	(0.13)	(190,053)
Interest rates
2 Year U.S. Treasury Note (932 contracts, settlement date June 2013)	0.02	33,501
5 Year U.S. Treasury Note (614 contracts, settlement date June 2013)	0.10	136,180
10 Year U.S. Treasury Note (269 contracts, settlement date June 2013)	0.08	116,719
30 Year U.S. Treasury Bond (35 contracts, settlement date June 2013)	0.02	22,250
Other	0.67	964,262
Total interest rates	0.89	1,272,912

Livestock	0.00	5,550
Metals	(0.47)	(672,074)
Softs	0.07	107,262
Stock indices	(0.38)	(540,102)
Total long futures contracts	0.38	551,721

Short futures contracts:
Energies	(0.32)	(459,391)
Grains	0.29	412,371
Interest rates	(0.07)	(102,008)
Livestock	(0.07)	(99,440)
Metals	0.64	912,890
Softs	0.18	259,966
Stock indices	0.08	121,770
Total short futures contracts	0.73	1,046,158
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.11	1,597,879

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.51)	(732,251)
Total short forward currency contracts	(0.12)	(171,057)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.63)	(903,308)

TOTAL	0.48%	$694,571

(Continued)

Nestor Partners

Condensed Schedule of Investments

March 31, 2013 (UNAUDITED)

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$38,450,000	U.S. Treasury notes, 3.375%, 07/31/2013	27.10%	$38,870,547
46,880,000	U.S. Treasury notes, 0.125%, 09/30/2013	32.68	46,883,663
10,040,000	U.S. Treasury notes, 0.500%, 11/15/2013	7.02	10,063,727
37,990,000	U.S. Treasury notes, 1.250%, 03/15/2014	26.76	38,383,256
	Total investments in U.S. Treasury notes (amortized cost $134,160,843)	93.56%	$134,201,193

See notes to financial statements	(Concluded)

Nestor Partners

Condensed Schedule of Investments

December 31, 2012

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.54%	$776,587
Grains	(0.08)	(120,475)
Interest rates
2 Year U.S. Treasury Note (1,238 contracts, settlement date March 2013)	0.06	87,593
5 Year U.S. Treasury Note (359 contracts, settlement date March 2013)	(0.01)	(14,391)
10 Year U.S. Treasury Note (165 contracts, settlement date March 2013)	(0.02)	(33,406)
30 Year U.S. Treasury Bond (32 contracts, settlement date March 2013)	(0.01)	(12,750)
Other	0.43	615,382
Total interest rates	0.45	642,428

Metals	0.05	68,455
Softs	0.00	4,385
Stock indices	0.66	940,708
Total long futures contracts	1.62	2,312,088

Short futures contracts:
Energies	(0.64)	(920,638)
Grains	0.04	67,207
Interest rates	0.01	10,171
Livestock	(0.00)	(3,220)
Metals	(0.19)	(274,237)
Softs	0.13	189,635
Stock indices	(0.02)	(33,060)
Total short futures contracts	(0.67)	(964,142)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.95	1,347,946

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.19)	(276,829)
Total short forward currency contracts	0.33	481,042
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.14	204,213

TOTAL	1.09%	$1,552,159

(Continued)

Nestor Partners

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,990,000	U.S. Treasury notes, 0.625%, 02/28/2013	26.58%	$38,024,132
38,450,000	U.S. Treasury notes, 3.375%, 07/31/2013	27.38	39,169,436
52,880,000	U.S. Treasury notes, 0.125%, 09/30/2013	36.96	52,867,606
10,040,000	U.S. Treasury notes, 0.500%, 11/15/2013	7.04	10,068,630
	Total investments in U.S. Treasury notes (amortized cost $140,097,461)	97.96%	$140,129,804

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2013	2012
INVESTMENT INCOME:
Interest income	$64,674	$54,045

EXPENSES:
Brokerage fees	931,273	900,708
Administrative expenses	91,170	96,437
Custody fees and other expenses	7,558	8,194
Total expenses	1,030,001	1,005,339

NET INVESTMENT LOSS	(965,327)	(951,294)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,485,597	(5,735,005)
Foreign exchange translation	(59,809)	21,476
Net change in unrealized:
Futures and forward currency contracts	(857,588)	(3,789,872)
Foreign exchange translation	(9,752)	4,994
Net gains (losses) from U.S. Treasury notes:
Realized	1,514	-
Net change in unrealized	8,007	(39,130)
Total net realized and unrealized gains (losses)	4,567,969	(9,537,537)

NET INCOME (LOSS)	3,602,642	(10,488,831)
LESS PROFIT SHARE TO GENERAL PARTNER	14,600	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$3,588,042	$(10,488,831)

See notes to financial statements

Nestor Partners

Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2013:

	Limited Partners	Special Limited Partners	General Partner	Total

PARTNERS' CAPITAL-January 1, 2013	$81,662,298	$58,343,188	$3,037,871	$143,043,357
Contributions	1,123,000	-	-	1,123,000
Withdrawals	(4,148,659)	(165,238)	-	(4,313,897)
Net income	1,759,479	1,750,232	92,931	3,602,642
General Partner's allocation:
New Profit-Accrued	(14,600)	-	-	(14,600)
PARTNERS' CAPITAL-March 31, 2013	$80,381,518	$59,928,182	$3,130,802	$143,440,502

For the three months ended March 31, 2012:

	Limited Partners	Special Limited Partners	General Partner	Total

PARTNERS' CAPITAL-January 1, 2012	$89,151,864	$64,316,203	$3,150,229	$156,618,296
Contributions	6,374,000	-	-	6,374,000
Withdrawals	(1,783,075)	(358,832)	-	(2,141,907)
Net loss	(6,389,497)	(3,909,475)	(189,859)	(10,488,831)
PARTNERS' CAPITAL-March 31, 2012	$87,353,292	$60,047,896	$2,960,370	$150,361,558

See notes to financial statements

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2013 and 2012	Limited Partners		Special Limited Partners
	2013	2012	2013	2012

Ratios to average capital:
Net investment loss (a)	(4.08)%	(3.83)%	(0.76)%	(0.60)%

Total expenses (a)	4.26%	3.97%	0.94%	0.74%
Profit share allocation (b)	0.02%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.28%	3.97%	0.94%	0.74%

Total return before profit share allocation (b)	2.15%	(6.83)%	3.00%	(6.08)%
Less: profit share allocation (b)	0.02%	0.00%	0.00%	0.00%
Total return after profit share allocation	2.13%	(6.83)%	3.00%	(6.08)%

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2009 to 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and New Jersey state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2012.

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

Cash Instruments – The Partnership’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. government securities money market fund. Millburn Ridgefield Corporation (the “General Partner”) does not adjust the quoted price for such instruments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts – Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

During the three months ended March 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2013 and December 31, 2012 in valuing the Partnership’s investments at fair value. At March 31, 2013 and December 31, 2012, the Partnership held no assets or liabilities in Level 3.

Financial Assets and Liabilities at Fair Value as of March 31, 2013

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$134,201,193	$-	$134,201,193
Short-Term Money Market Fund*	6,894,227	-	6,894,227
Exchange-Traded Futures Contracts
Energies	108,835	-	108,835
Grains	222,318	-	222,318
Interest rates	1,170,904	-	1,170,904
Livestock	(93,890)	-	(93,890)
Metals	240,816	-	240,816
Softs	367,228	-	367,228
Stock indices	(418,332)	-	(418,332)

Total exchange-traded futures contracts	1,597,879	-	1,597,879

Over-the-Counter Forward Currency Contracts	-	(903,308)	(903,308)

Total futures and forward currency contracts (2)	1,597,879	(903,308)	694,571

Total financial assets at fair value	$142,693,299	$(903,308)	$141,789,991

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$22,825,813
Investments in U.S. Treasury notes held in custody			111,375,380
Total investments in U.S. Treasury notes			$134,201,193

(2)
Net unrealized appreciation on futures and forward currency contracts			$1,966,992
Net unrealized depreciation on futures and forward currency contracts			(1,272,421)
Total unrealized appreciation on futures and forward currency contracts			$694,571

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,129,804	$-	$140,129,804
Short-Term Money Market Fund*	2,041,883	-	2,041,883
Exchange-Traded Futures Contracts
Energies	(144,051)	-	(144,051)
Grains	(53,268)	-	(53,268)
Interest rates	652,599	-	652,599
Livestock	(3,220)	-	(3,220)
Metals	(205,782)	-	(205,782)
Softs	194,020	-	194,020
Stock indices	907,648	-	907,648

Total exchange-traded future contracts	1,347,946	-	1,347,946

Over-the-Counter Forward Currency Contracts	-	204,213	204,213

Total futures and forward currency contracts (2)	1,347,946	204,213	1,552,159

Total financial assets at fair value	$143,519,633	$204,213	$143,723,846

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$28,396,041
Investments in U.S. Treasury notes held in custody			111,733,763
Total investments in U.S. Treasury notes			$140,129,804

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,496,110
Net unrealized depreciation on futures and forward currency contracts			(943,951)
Total unrealized appreciation on futures and forward currency contracts			$1,552,159

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an arrangement similar to a master netting agreement. The following tables present gross amounts of assets and liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at March 31, 2013

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition		Net amounts of assets presented in the Statements of Financial Condition
Futures contracts		$		$
Counterparty B	$1,801,754		(575,328)		1,226,426
Counterparty C	1,157,361		(702,434)		454,927
Counterparty D	696,594		(410,955)		285,639
Total futures contracts	$3,655,709		$(1,688,717)		$1,966,992

Liabilities	Gross amounts offset in the Statements of Financial Condition	Gross amounts of recognized liabilities	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$713,287	$(797,733)	$(84,446)
Counterparty E	328,288	(612,955)	(284,667)
Total futures contracts	1,041,575	(1,410,688)	(369,113)

Forward currency contracts
Counterparty F	469,311	(850,917)	(381,606)
Counterparty G	18,096	(119,222)	(101,126)
Counterparty H	867,555	(1,288,131)	(420,576)
Total forward currency contracts	1,354,962	(2,258,270)	(903,308)

Total futures and forward currency contracts	$2,396,537	$(3,668,958)	$(1,272,421)

Offsetting of derivative assets and liabilities at December 31, 2012

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$469,664	$(265,540)	$204,124
Counterparty B	1,826,503	(917,569)	908,934
Counterparty D	454,227	(183,659)	270,568
Counterparty E	403,519	(277,140)	126,379
Total futures contracts	3,153,913	(1,643,908)	1,510,005

Forward currency contracts
Counterparty F	1,407,165	(489,760)	917,405
Counterparty G	104,142	(35,442)	68,700
Total forward currency contracts	1,511,307	(525,202)	986,105

Total futures and forward currency contracts	$4,665,220	$(2,169,110)	$2,496,110

Liabilities	Gross amounts offset in the Statements of Financial Condition	Gross amounts of recognized liabilities	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$634,042	$(796,100)	$(162,058)
Total futures contracts	634,042	(796,100)	(162,058)

Forward currency contracts
Counterparty H	2,102,167	(2,884,060)	(781,893)
Total forward currency contracts	2,102,167	(2,884,060)	(781,893)

Total futures and forward currency contracts	$2,736,209	$(3,680,160)	$(943,951)

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2013, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at March 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$593,376	$(25,150)	$6,702	$(466,093)	$108,835
Grains	11,030	(201,083)	435,797	(23,426)	222,318
Interest rates	1,499,513	(226,601)	329	(102,337)	1,170,904
Livestock	5,550	-	-	(99,440)	(93,890)
Metals	36,980	(709,054)	927,543	(14,653)	240,816
Softs	176,132	(68,870)	322,444	(62,478)	367,228
Stock indices	560,118	(1,100,220)	121,770	-	(418,332)
Total futures contracts:	2,882,699	(2,330,978)	1,814,585	(768,427)	1,597,879

Forward currency contracts	682,470	(1,414,721)	672,492	(843,549)	(903,308)

Total futures and forward currency contracts	$3,565,169	$(3,745,699)	$2,487,077	$(1,611,976)	$694,571

Fair value of futures and forward currency contracts at December 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$783,955	$(7,368)	$49,968	$(970,606)	$(144,051)
Grains	-	(120,475)	74,045	(6,838)	(53,268)
Interest rates	1,159,021	(516,593)	10,171	-	652,599
Livestock	-	-	480	(3,700)	(3,220)
Metals	91,984	(23,529)	645	(274,882)	(205,782)
Softs	4,385	-	243,519	(53,884)	194,020
Stock indices	1,064,657	(123,949)	-	(33,060)	907,648
Total futures contracts:	3,104,002	(791,914)	378,828	(1,342,970)	1,347,946

Forward currency contracts	1,505,439	(1,782,268)	1,788,055	(1,307,013)	204,213

Total futures and forward currency contracts	$4,609,441	$(2,574,182)	$2,166,883	$(2,649,983)	$1,552,159

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2013 and 2012

Sector	2013	2012
Futures contracts:
Energies	$(974,996)	$2,248,294
Grains	(216,884)	(972,755)
Interest rates	(1,152,399)	(3,465,841)
Livestock	31,680	(26,170)
Metals	(790,232)	(1,565,326)
Softs	528,860	470,853
Stock indices	6,887,732	(1,915,527)
Total futures contracts:	4,313,761	(5,226,472)

Forward currency contracts	314,248	(4,298,405)

Total futures and forward currency contracts	$4,628,009	$(9,524,877)

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ending March 31, 2013 and 2012 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2013 and 2012 was approximately $146,000,000 and $154,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2013 and 2012

	2013		2012
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$22,578,780	$24,385,153	$19,470,621	$9,066,420
Grains	8,744,235	11,443,235	4,363,581	7,873,675
Interest rates	407,242,568	7,935,373	293,958,348	5,260,197
Livestock	258,540	2,990,745	-	993,270
Metals	9,851,233	14,590,613	6,157,937	13,791,063
Softs	3,652,553	9,048,550	1,632,294	6,171,687
Stock indices	134,108,060	1,201,050	21,418,139	26,848,576
Total futures contracts:	586,435,969	71,594,719	347,000,920	70,004,888

Forward currency contracts	196,238,131	69,497,014	60,728,284	99,834,140

Total futures and forward currency contracts	$782,674,100	$141,091,733	$407,729,204	$169,839,028

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2013 and 2012. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $10,585,354 and $15,616,290 at March 31, 2013 and December 31, 2012, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2013 and 2012. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31, 2013	March 31, 2012
Profit share earned	$-	$-
Profit share accrued (1)	14,600	-
Total profit share	$14,600	$-

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three months ended March 31, 2013 and 2012. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Administrative Expenses	$91,170	$96,437
Legal and Accounting Services	$49,074	$46,902
Provided by TMC

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2013 and December 31, 2012, $0 and $123, respectively, was owed to the General Partner.

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

The Partnership trades futures, forwards and spot contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forwards and spot contracts or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the Statement of Financial Condition of the Partnership.

Due to the nature of the Partnership’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations while the Partnership maintains its market exposure through open futures, forwards and spot currency contract positions.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures, forwards and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures, forwards and spot trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three months ended March 31, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Partnership records its transactions in futures, forwards and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the average midpoint of bid/ask quotations at the last second ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Period ended March 31, 2013

Month Ending:	Total Partners' Capital

March 31, 2013	$143,440,502
December 31, 2012	143,043,357

Three Months
Change in Partners' Capital	$397,145
Percent Change	0.28%

THREE MONTHS ENDED MARCH 31, 2013

The increase in the Partnership’s net assets of $397,145 was attributable to withdrawals of $4,313,897, which was partially offset by contributions of $1,123,000, and net income after profit share to General Partner of $3,588,042.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2013 increased $30,565 relative to the corresponding period in 2012. The increase was due to an increase in the net asset value of fee-paying limited partners which was partially offset by a decrease in average net assets of the Partnership during the three months ended March 31, 2013, relative to the corresponding period in 2012.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended March 31, 2013 decreased $5,267 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended March 31, 2013, relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2013 increased $10,629 relative to the corresponding period in 2012. This increase was due predominantly to an increase in short-term Treasury yields during the three months ended March 31, 2013 relative to the corresponding period in 2012.

During the three months ended March 31, 2013, the Partnership experienced net realized and unrealized gains of $4,567,969 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $931,273, administrative expenses of $91,170, custody fees and other expenses of $7,558 and an accrued profit share allocation to the General Partner of $14,600 were incurred. Interest income of $64,674 partially offset the Partnership's expenses resulting in net income after profit share to the General Partner of $3,588,042. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.23%
Energies	(0.67)%
Grains	(0.14)%
Interest rates	(0.85)%
Livestock	0.01%
Metals	(0.54)%
Softs	0.37%
Stock indices	4.82%
Trading gain	3.23%

MANAGEMENT DISCUSSION – 2013

Three months ended March 31, 2013

The Partnership produced a profit during the quarter predominantly due to gains from long equity positions. There was also a fractional gain from trading soft commodities. Currency trading was nearly flat. On the other hand, trading of interest rate, energy, metal and agricultural commodity futures generated losses.

During the quarter, market participants were encouraged by an improvement in U.S. economic conditions, by signs that China’s growth was recovering after having bottomed in the third quarter of 2012, by continued monetary ease worldwide, and by evidence that some grudging progress was being made on the banking and fiscal problems that have plagued developed economies in recent years. At times, however, this enthusiasm was dampened by a variety of factors including: ongoing debate about the future direction of monetary policies and quantitative easing; discussion about the efficacy of continued austerity in the developed world; the possible impact of the U.S. sequestration; talk of political scandals in Spain; labor unrest in Greece; the unexpected Italian election results; and the Cypriot crisis.

With U.S. manufacturing, housing and employment data remaining positive, long positions in U.S. equity futures were profitable as well as a short position in the VIX index. Long positions in Japanese equity futures were profitable in the wake of the Bank of Japan’s accommodative rhetoric. Long Swedish, German, Dutch, Australian, South African, Singaporean and Taiwanese equity index trades were also positive. On the other hand, long positions in Italian, Spanish, Chinese, Korean and Hong Kong equity futures produced partially offsetting losses.

Currency trading was mixed and essentially flat for the quarter. Long U.S. and Australian dollar trades against the Japanese yen were quite profitable as Japan’s leaders forged ahead with promises of monetary accommodation. Long Australian positions relative to British Pound Sterling and the Euro, and long U.S. dollar and Euro trades against the South African rand also posted gains. Finally, short Euro trades versus Romanian Leu, Swedish Krone and Turkish Lira, and short U.S. dollar trades versus Chilean and Mexican Peso and Israeli Shekel were profitable. On the other hand, short U.S. dollar trades versus the currencies of the United Kingdom, Canada, Colombia, South Korea, Singapore, Norway, Poland and Switzerland registered losses and were reduced as were short Euro trades against the currencies of Norway, Poland, Hungary and the Czech Republic.

In January when growth prospects brightened and risk aversion dissipated, interest rates rose and long positions in German, U.S., Australian, Canadian, British and French note and bond futures—which had been highly profitable for the last two years—produced losses and were reduced. In late February and March, increasing worry increased the purchase of government securities, and the long—though reduced—positions produced profits that fell short of earlier losses. For the quarter, long U.S. note and bond positions were profitable, as was a long JGB trade. On the other hand, trading of German, British, Canadian and Australian interest rate futures was unprofitable.

Trading of commodities was fractionally unprofitable. Among soft commodities, short positions in coffee and sugar were profitable due to the weight of abundant supplies on price. Also, a long cotton trade produced a gain. In grains, the losses from trading corn and the soybean complex outdistanced the gain from a short wheat position. Energy prices were volatile during the quarter and the losses from trading crude oil, heating oil and London gas oil were greater than the profits from a long RBOB gasoline position and from trading natural gas. In metals, profits from short copper and aluminum positions fell short of the losses from long gold, silver, platinum, zinc, lead and nickel trades.

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

Sector	% Gain (Loss)
Currencies	(2.72)%
Energies	1.45%
Grains	(0.61)%
Interest rates	(2.22)%
Livestock	(0.00)%
Metals	(0.97)%
Softs	0.31%
Stock indices	(1.19)%
Trading gain	(5.95)%

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

Foreign exchange trading was particularly volatile and unprofitable. Entering the quarter, the U.S. dollar had been trading higher against most currencies based on relative economic strength, financial tumult in Europe and perceived weakening of growth in China. As these factors receded and the U.S. interest rates appeared to be staying negligible for an extended period the dollar sold off against Central and South American, European and Asian currencies generating losses on long dollar positions and in many cases bringing a reversal to short dollar positions. Later, short dollar trades versus the Brazilian real, Colombian peso and Chilean peso also generated losses. For the Brazilian real in particular, a larger than expected cut in the Brazilian Central Bank’s Selic benchmark interest rate and increased capital controls geared toward weakening the currency undermined the real. Also, a long Japanese yen trade versus the U.S. dollar lost money and was reversed to a short trade after the Japanese yen weakened suddenly following a surprise expansionary move by the Bank of Japan which increased its asset purchase program by $130 billion and set an inflation target for the first time.

Turning to non-U.S. dollar cross rates, long Australian dollar positions against a variety of currencies generated losses when the Australian dollar weakened as slowing growth, rising unemployment and declining inflation statistics combined with forecasts of a Chinese growth slowdown to increase the likelihood that the Reserve Bank of Australia might ease monetary policy. Short Euro trades against several currencies were unprofitable as the Euro rebounded when the European Central Bank’s longer-term refinancing operation program improved the functioning of financial markets in Europe and as the size of the European rescue fund was substantially raised.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures,forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2013.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2013:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2013	$(620,793)	$(6,062)	$(626,855)
February 28, 2013	(756,402)	(262)	(756,664)
March 31, 2013	(2,771,464)	(158,914)	(2,930,378)
Total	$(4,148,659)	$(165,238)	$(4,313,897)

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

By:	Millburn Ridgefield Corporation,	/s/Tod A. Tanis
	General Partner	Tod A. Tanis
Vice-President
Date: May 14, 2013		(Principal Accounting Officer)

