Form 10-Q
period 2013-06-30
NESTOR PARTNERS
filed 2013-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  June 30, 2013

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
For the three and six months ended June 30, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	11

(a) At June 30, 2013 (unaudited) and December 31, 2012

(b) For the three and six months ended June 30, 2013 and 2012 (unaudited)

(c) For the six months ended June 30, 2013 and 2012 (unaudited)

Nestor Partners

Statements of Financial Condition (UNAUDITED)

	June 30	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $24,924,683 and $28,389,695)	$24,930,470	$28,396,041
Net unrealized appreciation on open futures and forward currency contracts	2,132,176	2,496,110
Due from brokers	3,032,643	2,205,107
Cash denominated in foreign currencies (cost $1,056,404 and $1,359,884)	1,028,401	1,368,336
Total equity in trading accounts	31,123,690	34,465,594

INVESTMENTS IN U.S. TREASURY NOTES-at fair value (amortized cost $94,708,666 and $111,707,766)	94,727,073	111,733,763
CASH AND CASH EQUIVALENTS	6,482,318	2,226,883
ACCRUED INTEREST RECEIVABLE	686,969	646,507
TOTAL	$133,020,050	$149,072,747

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$505,000	$873,000
Net unrealized depreciation on open futures and forward currency contracts	460,480	943,951
Accrued brokerage fees	236,629	285,906
Due to brokers	231,275	-
Cash denominated in foreign currencies (cost -$1,226,758 and -$428,893)	1,180,931	438,694
Accrued expenses	168,264	146,185
Capital withdrawals payable	1,024,312	3,341,531
Due to General Partner	781	123
Total liabilities	3,807,672	6,029,390

PARTNERS' CAPITAL	129,212,378	143,043,357

TOTAL	$133,020,050	$149,072,747

See notes to financial statements

Nestor Partners

Condensed Schedule of Investments

June 30, 2013 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.14)%	$(179,286)
Grains	(0.09)	(119,415)
Interest rates	(0.06)	(81,972)
Livestock	0.02	23,200
Metals	(0.40)	(510,885)
Softs	(0.03)	(34,978)
Stock indices	0.89	1,152,140
Total long futures contracts	0.19	248,804
Short futures contracts:
Energies	0.07	85,980
Grains	0.28	368,516
Interest rates
5 Year U.S. Treasury Note (-150 contracts, settlement date September 2013)	0.00	422
Other	(0.24)	(314,005)
Total interest rates	(0.24)	(313,583)

Livestock	(0.02)	(30,030)
Metals	1.12	1,450,882
Softs	0.10	131,320
Stock indices	(0.00)	(1,255)
Total short futures contracts	1.31	1,691,830
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	1.50	1,940,634

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(1.63)	(2,111,757)
Total short forward currency contracts	1.42	1,842,819
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	(0.21)	(268,938)

TOTAL	1.29%	$1,671,696

(Continued)

Nestor Partners

Condensed Schedule of Investments

June 30, 2013 (UNAUDITED)

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$38,450,000	U.S. Treasury notes, 3.375%, 07/31/2013	29.84%	$38,555,137
35,880,000	U.S. Treasury notes, 0.125%, 09/30/2013	27.78	35,885,607
10,040,000	U.S. Treasury notes, 0.500%, 11/15/2013	7.78	10,054,903
34,890,000	U.S. Treasury notes, 1.250%, 03/15/2014	27.21	35,161,896
	Total investments in U.S. Treasury notes (amortized cost $119,633,349)	92.61%	$119,657,543

See notes to financial statements	(Concluded)

Nestor Partners

Condensed Schedule of Investments

December 31, 2012

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS:
Long futures contracts:
Energies	0.54%	$776,587
Grains	(0.08)	(120,475)
Interest rates
2 Year U.S. Treasury Note (1,238 contracts, settlement date March 2013)	0.06	87,593
5 Year U.S. Treasury Note (359 contracts, settlement date March 2013)	(0.01)	(14,391)
10 Year U.S. Treasury Note (165 contracts, settlement date March 2013)	(0.02)	(33,406)
30 Year U.S. Treasury Bond (32 contracts, settlement date March 2013)	(0.01)	(12,750)
Other	0.43	615,382
Total interest rates	0.45	642,428

Metals	0.05	68,455
Softs	0.00	4,385
Stock indices	0.66	940,708
Total long futures contracts	1.62	2,312,088

Short futures contracts:
Energies	(0.64)	(920,638)
Grains	0.04	67,207
Interest rates	0.01	10,171
Livestock	(0.00)	(3,220)
Metals	(0.19)	(274,237)
Softs	0.13	189,635
Stock indices	(0.02)	(33,060)
Total short futures contracts	(0.67)	(964,142)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.95	1,347,946

FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.19)	(276,829)
Total short forward currency contracts	0.33	481,042
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.14	204,213

TOTAL	1.09%	$1,552,159

(Continued)

Nestor Partners

Condensed Schedule of Investments

December 31, 2012

U.S. TREASURY NOTES

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,990,000	U.S. Treasury notes, 0.625%, 02/28/2013	26.58%	$38,024,132
38,450,000	U.S. Treasury notes, 3.375%, 07/31/2013	27.38	39,169,436
52,880,000	U.S. Treasury notes, 0.125%, 09/30/2013	36.96	52,867,606
10,040,000	U.S. Treasury notes, 0.500%, 11/15/2013	7.04	10,068,630
	Total investments in U.S. Treasury notes (amortized cost $140,097,461)	97.96%	$140,129,804

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the three months ended
	June 30	June 30
	2013	2012
INVESTMENT INCOME:
Interest income	$61,641	$49,866

EXPENSES:
Brokerage fees	924,089	963,238
Administrative expenses	86,612	97,631
Custody fees and other expenses	7,555	15,879
Total expenses	1,018,256	1,076,748

NET INVESTMENT LOSS	(956,615)	(1,026,882)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(13,113,677)	3,348,566
Foreign exchange translation	(84,052)	43,244
Net change in unrealized:
Futures and forward currency contracts	977,125	(2,092,277)
Foreign exchange translation	28,925	1,371
Net gains (losses) from U.S. Treasury notes:
Realized	3,903	-
Net change in unrealized	(16,156)	28,229
Total net realized and unrealized gains (losses)	(12,203,932)	1,329,133

NET INCOME (LOSS)	(13,160,547)	302,251
LESS PROFIT SHARE TO GENERAL PARTNER	(14,561)	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(13,145,986)	$302,251

(Continued)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the six months ended
	June 30	June 30
	2013	2012
INVESTMENT INCOME:
Interest income	$126,315	$103,911

EXPENSES:
Brokerage fees	1,855,362	1,863,946
Administrative expenses	177,782	194,068
Custody fees and other expenses	15,113	24,073
Total expenses	2,048,257	2,082,087

NET INVESTMENT LOSS	(1,921,942)	(1,978,176)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(7,628,080)	(2,386,439)
Foreign exchange translation	(143,861)	64,720
Net change in unrealized:
Futures and forward currency contracts	119,537	(5,882,149)
Foreign exchange translation	19,173	6,365
Net gains (losses) from U.S. Treasury notes:
Realized	5,417	-
Net change in unrealized	(8,149)	(10,901)
Total net realized and unrealized losses	(7,635,963)	(8,208,404)

NET LOSS	(9,557,905)	(10,186,580)
LESS PROFIT SHARE TO GENERAL PARTNER	39	-
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(9,557,944)	$(10,186,580)

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2013:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2013	$81,662,298	$58,343,188	$-	$3,037,871	$143,043,357
Contributions	3,402,000	-	-	-	3,402,000
Withdrawals	(7,006,901)	(668,173)	-	-	(7,675,074)
Net loss	(5,910,684)	(3,468,903)	(4)	(178,314)	(9,557,905)
General Partner's allocation:
New Profit-Accrued	(39)	-	39	-	-
PARTNERS' CAPITAL-
June 30, 2013	$72,146,674	$54,206,112	$35	$2,859,557	$129,212,378

For the six months ended June 30, 2012:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2012	$89,151,864	$64,316,203	$-	$3,150,229	$156,618,296
Contributions	11,525,200	-	-	-	11,525,200
Withdrawals	(6,241,810)	(1,576,803)	-	-	(7,818,613)
Net loss	(6,535,290)	(3,483,774)	-	(167,516)	(10,186,580)
PARTNERS' CAPITAL-
June 30, 2012	$87,899,964	$59,255,626	$-	$2,982,713	$150,138,303

See notes to financial statements

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2013 and 2012	Limited Partners		Special Limited Partners
	2013	2012	2013	2012

Ratios to average capital:
Net investment loss (a)	(4.21)%	(3.97)%	(0.92)%	(0.71)%

Total expenses (a)	4.39%	4.10%	1.10%	0.84%
Profit share allocation (b)	(0.02)%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.37%	4.10%	1.10%	0.84%

Total return before profit share allocation (b)	(9.46)%	(0.12)%	(8.72)%	0.70%
Less: profit share allocation (b)	(0.02)%	0.00%	0.00%	0.00%
Total return after profit share allocation	(9.44)%	(0.12)%	(8.72)%	0.70%

(a) annualized
(b) not annualized

(Continued)

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30, 2013 and 2012	Limited Partners		Special Limited Partners
	2013	2012	2013	2012

Ratios to average capital:
Net investment loss (a)	(4.14)%	(3.90)%	(0.84)%	(0.67)%

Total expenses (a)	4.32%	4.03%	1.02%	0.79%
Profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.32%	4.03%	1.02%	0.79%

Total return before profit share allocation (b)	(7.51)%	(6.95)%	(5.98)%	(5.43)%
Less: profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total return after profit share allocation	(7.51)%	(6.95)%	(5.98)%	(5.43)%

(a) annualized
(b) not annualized

See notes to financial statements	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2013 and December 31, 2012 and the results of its operations for the three and six months ended June 30, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

During the six months ended June 30, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2013 and December 31, 2012 in valuing the Partnership’s investments at fair value. At June 30, 2013 and December 31, 2012, the Partnership held no assets or liabilities in Level 3.

Financial Assets and Liabilities at Fair Value as of June 30, 2013

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$119,657,543	$-	$119,657,543
Short-Term Money Market Fund*	6,232,318	-	6,232,318
Exchange-Traded Futures Contracts
Energies	(93,306)	-	(93,306)
Grains	249,101	-	249,101
Interest rates	(395,555)	-	(395,555)
Livestock	(6,830)	-	(6,830)
Metals	939,997	-	939,997
Softs	96,342	-	96,342
Stock indices	1,150,885	-	1,150,885

Total exchange-traded futures contracts	1,940,634	-	1,940,634

Over-the-Counter Forward Currency Contracts	-	(268,938)	(268,938)

Total futures and forward currency contracts (2)	1,940,634	(268,938)	1,671,696

Total financial assets at fair value	$127,830,495	$(268,938)	$127,561,557

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$24,930,470
Investments in U.S. Treasury notes held in custody			94,727,073
Total investments in U.S. Treasury notes			$119,657,543

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,132,176
Net unrealized depreciation on futures and forward currency contracts			(460,480)
Total unrealized appreciation on futures and forward currency contracts			$1,671,696

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,129,804	$-	$140,129,804
Short-Term Money Market Fund*	2,041,883	-	2,041,883
Exchange-Traded Futures Contracts
Energies	(144,051)	-	(144,051)
Grains	(53,268)	-	(53,268)
Interest rates	652,599	-	652,599
Livestock	(3,220)	-	(3,220)
Metals	(205,782)	-	(205,782)
Softs	194,020	-	194,020
Stock indices	907,648	-	907,648

Total exchange-traded future contracts	1,347,946	-	1,347,946

Over-the-Counter Forward Currency Contracts	-	204,213	204,213

Total futures and forward currency contracts (2)	1,347,946	204,213	1,552,159

Total financial assets at fair value	$143,519,633	$204,213	$143,723,846

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$28,396,041
Investments in U.S. Treasury notes held in custody			111,733,763
Total investments in U.S. Treasury notes			$140,129,804

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,496,110
Net unrealized depreciation on futures and forward currency contracts			(943,951)
Total unrealized appreciation on futures and forward currency contracts			$1,552,159

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an arrangement similar to a master netting agreement. The following tables present gross amounts of assets and liabilities which qualify for offset as presented in the Statements of Financial Condition at June 30, 2013 and December 31, 2012.

Offsetting of derivative assets and liabilities at June 30, 2013

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$500,663	$(260,447)	$240,216
Counterparty B	517,867	(267,706)	250,161
Counterparty C	1,786,007	(702,305)	1,083,702
Counterparty D	954,506	(587,951)	366,555
Total futures contracts	3,759,043	(1,818,409)	1,940,634

Forward currency contracts
Counterparty G	285,758	(203,100)	82,658
Counterparty H	2,148,014	(2,039,130)	108,884
Total forward currency contracts	2,433,772	(2,242,230)	191,542

Total futures and forward currency contracts	$6,192,815	$(4,060,639)	$2,132,176

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Forward currency contracts
Counterparty F	$(1,296,432)	$835,952	$(460,480)
Total forward currency contracts	(1,296,432)	835,952	(460,480)

Total futures and forward currency contracts	$(1,296,432)	$835,952	$(460,480)

Offsetting of derivative assets and liabilities at December 31, 2012

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statements of Financial Condition	Net amounts of assets presented in the Statements of Financial Condition
Futures contracts
Counterparty A	$469,664	$(265,540)	$204,124
Counterparty B	1,826,503	(917,569)	908,934
Counterparty D	454,227	(183,659)	270,568
Counterparty E	403,519	(277,140)	126,379
Total futures contracts	3,153,913	(1,643,908)	1,510,005

Forward currency contracts
Counterparty F	1,407,165	(489,760)	917,405
Counterparty G	104,142	(35,442)	68,700
Total forward currency contracts	1,511,307	(525,202)	986,105

Total futures and forward currency contracts	$4,665,220	$(2,169,110)	$2,496,110

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Financial Condition	Net amounts of liabilities presented in the Statements of Financial Condition
Futures contracts
Counterparty C	$(796,100)	$634,042	$(162,058)
Total futures contracts	(796,100)	634,042	(162,058)

Forward currency contracts
Counterparty H	(2,884,060)	2,102,167	(781,893)
Total forward currency contracts	(2,884,060)	2,102,167	(781,893)

Total futures and forward currency contracts	$(3,680,160)	$2,736,209	$(943,951)

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2013, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at June 30, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$21,562	$(200,848)	$125,571	$(39,591)	$(93,306)
Grains	460	(119,875)	368,516	-	249,101
Interest rates	73,543	(155,515)	71,720	(385,303)	(395,555)
Livestock	23,200	-	900	(30,930)	(6,830)
Metals	14,275	(525,160)	1,497,637	(46,755)	939,997
Softs	4,595	(39,573)	147,640	(16,320)	96,342
Stock indices	1,364,509	(212,369)	44,916	(46,171)	1,150,885
Total futures contracts:	1,502,144	(1,253,340)	2,256,900	(565,070)	1,940,634

Forward currency contracts	704,813	(2,816,570)	2,564,910	(722,091)	(268,938)

Total futures and forward currency contracts	$2,206,957	$(4,069,910)	$4,821,810	$(1,287,161)	$1,671,696

Fair value of futures and forward currency contracts at December 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$783,955	$(7,368)	$49,968	$(970,606)	$(144,051)
Grains	-	(120,475)	74,045	(6,838)	(53,268)
Interest rates	1,159,021	(516,593)	10,171	-	652,599
Livestock	-	-	480	(3,700)	(3,220)
Metals	91,984	(23,529)	645	(274,882)	(205,782)
Softs	4,385	-	243,519	(53,884)	194,020
Stock indices	1,064,657	(123,949)	-	(33,060)	907,648
Total futures contracts:	3,104,002	(791,914)	378,828	(1,342,970)	1,347,946

Forward currency contracts	1,505,439	(1,782,268)	1,788,055	(1,307,013)	204,213

Total futures and forward currency contracts	$4,609,441	$(2,574,182)	$2,166,883	$(2,649,983)	$1,552,159

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2013 and 2012

Sector	Three months ended: June 30, 2013	Three months ended: June 30, 2012	Six months ended: June 30, 2013	Six months ended: June 30, 2012
Futures contracts:
Energies	$(1,467,346)	$(2,518,769)	$(2,442,342)	$(270,475)
Grains	379,190	(1,179,208)	162,306	(2,151,963)
Interest rates	(6,362,619)	6,347,658	(7,515,018)	2,881,817
Livestock	(28,480)	(127,140)	3,200	(153,310)
Metals	2,350,224	416,131	1,559,992	(1,149,195)
Softs	3,176	457,641	532,036	928,494
Stock indices	(1,672,700)	(2,709,652)	5,215,032	(4,625,179)
Total futures contracts:	(6,798,555)	686,661	(2,484,794)	(4,539,811)

Forward currency contracts	(5,337,997)	569,628	(5,023,749)	(3,728,777)

Total futures and forward currency contracts	$(12,136,552)	$1,256,289	$(7,508,543)	$(8,268,588)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ending June 30, 2013 and 2012 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2013 and 2012 was approximately $142,000,000 and $155,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2013 and 2012

	2013		2012
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$17,410,549	$20,557,149	$17,694,521	$20,227,642
Grains	8,169,015	10,682,996	5,402,450	6,083,447
Interest rates	280,198,782	40,909,316	316,711,630	3,506,798
Livestock	450,827	3,425,623	-	1,759,247
Metals	6,822,280	18,127,180	4,907,391	17,085,304
Softs	2,945,474	7,801,894	1,088,196	6,970,048
Stock indices	116,919,212	1,781,133	21,582,371	23,840,285
Total futures contracts:	432,916,139	103,285,291	367,386,559	79,472,771

Forward currency contracts	141,448,915	70,579,501	65,624,804	106,304,626

Total futures and forward currency contracts	$574,365,054	$173,864,792	$433,011,363	$185,777,397

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2013 and 2012. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $8,040,777 and $15,616,290 at June 30, 2013 and December 31, 2012, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and reversed during the three and six months ended June 30, 2013 and 2012. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30, 2013	June 30, 2012
Profit share earned	$39	$-
Reversal of profit share (1)	(14,600)	-
Total profit share	$(14,561)	$-

(1)	At April 1, 2013.

	Six months ended:
	June 30, 2013	June 30, 2012
Profit share earned	$39	$-
Total profit share.	$39	$-

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and six months ended June 30, 2013 and 2012. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Administrative Expenses	$86,612	$97,631	$177,782	$194,068
Legal and Accounting Services Provided by TMC	$10,283	$15,783	$59,357	$62,685

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2013 and December 31, 2012, $781 and $123, respectively, was owed to the General Partner.

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

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forwards and spot contracts or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Partnership.

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

During its operations for the three and six months ended June 30, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Partnership records its transactions in futures, forwards and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the average midpoint of bid/ask quotations at the last second ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2013

Month Ending:	Total Partners' Capital

June 30, 2013	$129,212,378
March 31, 2013	143,440,502
December 31, 2012	143,043,357

	Three Months	Six Months
Change in Partners' Capital	$(14,228,124)	$(13,830,979)
Percent Change	-9.92%	-9.67%

THREE MONTHS ENDED JUNE 30, 2013

The decrease in the Partnership’s net assets of $14,228,124 was attributable to withdrawals of $3,361,177, and net loss before profit share to General Partner of $13,160,547, which was partially offset by contributions of $2,279,000 and a reversal of accrued profit share to the General Partner of $14,600.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2013 decreased $39,149 relative to the corresponding period in 2012. The decrease was due a decrease in average net assets of the Partnership during the three months ended June 30, 2013, relative to the corresponding period in 2012.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended June 30, 2013 decreased $11,019 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended June 30, 2013, relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2013 increased $11,775 relative to the corresponding period in 2012. This increase was due predominantly to an increase in short-term Treasury yields during the three months ended June 30, 2013 relative to the corresponding period in 2012.

During the three months ended June 30, 2013, the Partnership experienced net realized and unrealized losses of $12,203,932 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $924,089, administrative expenses of $86,612, custody fees and other expenses of $7,555 and a reversal of total profit share to the General Partner of $14,561 were incurred. Interest income of $61,641 partially offset the Partnership's expenses resulting in net loss after profit share to the General Partner of $13,145,986. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(3.65)%
Energies	(1.01)%
Grains	0.27%
Interest rates	(4.42)%
Livestock	(0.02)%
Metals	1.70%
Softs	0.01%
Stock indices	(1.35)%
Trading loss	(8.47)%

SIX MONTHS ENDED JUNE 30, 2013

The decrease in the Partnership’s net assets of $13,830,979 was attributable to withdrawals of $7,675,074 and a net loss before profit share to General Partner of $9,557,905, which was partially offset by contributions of $3,402,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2013 decreased $8,584 relative to the corresponding period in 2012. The decrease was due a decrease in average net assets of the Partnership during the six months ended June 30, 2013, relative to the corresponding period in 2012.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the six months ended June 30, 2013 decreased $16,286 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s average net assets during the six months ended June 30, 2013, relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2013 increased $22,404 relative to the corresponding period in 2012. This increase was due predominantly to an increase in short-term Treasury yields during the six months ended June 30, 2013 relative to the corresponding period in 2012.

During the six months ended June 30, 2013, the Partnership experienced net realized and unrealized losses of $7,635,963 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,855,362, administrative expenses of $177,782, custody fees and other expenses of $15,113 and an earned profit share allocation to the General Partner of $39 were incurred. Interest income of $126,315 partially offset the Partnership's expenses resulting in net loss after profit share to the General Partner of $9,557,944. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(3.42)%
Energies	(1.67)%
Grains	0.13%
Interest rates	(5.23)%
Livestock	(0.01)%
Metals	1.15%
Softs	0.38%
Stock indices	3.41%
Trading loss	(5.26)%

MANAGEMENT DISCUSSION – 2013

Three months ended June 30, 2013

The Partnership net asset value declined sharply as losses from trading financial futures, currency forwards, and, to a lesser extent, energy futures outdistanced the gains from trading metals and agricultural commodity futures.

Market dynamics shifted dramatically during the second quarter. Global markets were roiled by concerns about an earlier than expected Federal Reserve exit from its quantitative easing program and about slowing Chinese growth amid a credit squeeze sanctioned by the People’s Bank of China.

During the first four months of 2013, long interest rate futures positions had been profitable and, in fact, the low yield on the U.S. ten-year note for 2013 was hit on May 2 at 1.63%. Subsequently, however, testimony before Congress by Federal Reserve Chairman Bernanke and comments by several other Federal Reserve officials raised concerns that the quantitative easing policy might be ended or at least tapered off sooner than had previously been expected. In addition, favorable U.S. employment data and housing market statistics and several other solid economic reports pointed to continued U.S. growth. In response, yields on U.S. notes and bonds reversed abruptly and moved sharply higher. There was also a sympathetic move higher in yields on Canadian, European and Australian notes and bonds. Finally, in Japan, the aggressive monetary policy change announced in April seemed to trigger a shift of funds out of Japanese government bonds to equities domestically or to higher yielding investments offshore, which led to rising Japanese goverment bond yields. Sizable losses were suffered on long positions in U.S., German, British, Canadian, Australian and Japanese interest rate futures. By quarter-end, U.S., Australian, Canadian and British note and bond positions had been reversed to short positions, and German note and bond positions were mixed. Long positions in short-term interest rate futures for the U.S., Canada, Australia, Germany and the United Kingdom were also unprofitable, and were reduced or reversed.

Foreign exchange trading was unprofitable. The abrupt upward turn in U.S. interest rates also triggered an upturn in the U.S. dollar, and short U.S. dollar trades versus a number of currencies posted losses. A number of commodity currencies fell sharply after Chinese economic reports came in weaker than anticipated, further dampening the growth prospects of those countries. Thus, short U.S. dollar trades against the currencies of New Zealand, Australia, Canada and Mexico generated losses and were reduced or reversed. Short U.S. dollar trades against Chile, Switzerland, Sweden, Poland and the Euro also were unprofitable and were reduced or reversed. Long Australian dollar trades versus the Euro, yen and pound sterling produced losses. Short Euro trades relative to Poland, Sweden and Turkey, and trading the Swiss franc against the Norwegian krone produced losses as well. Meanwhile, long U.S. dollar trades against the Japanese yen, Indian rupee, Indonesian rupiah, Turkish lira and South African rand were profitable. On the other hand, long U.S. dollar trades relative to the British Pound Sterling, Czech koruna and Norwegian krone were unprofitable.

The threat of an early end to the liquidity from quantitative easing, higher interest rates and worries about slower Chinese growth prompted an equity selloff, leading to losses on long equity futures positions. Losses were widespread, including European, Asian, North American and South African indices. A short CBOE VIX trade was unprofitable as well. Long positions in Japanese indices were profitable.

Energy trading was unprofitable as small short positions in Brent crude oil, WTI crude oil, and RBOB gasoline registered marginal losses when prices drifted higher in the wake of increasing unrest in the Middle East. Trading of natural gas was unprofitable.

Short positions in gold, silver, aluminum, copper and nickel produced profits that far outdistanced losses from trading lead and zinc.

Trading of agricultural commodities was marginally profitable. Profits from short coffee, sugar soybean oil and cattle positions, and from a long soybean position marginally outweighed the losses from a long cotton trade and short corn and hog trades.

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

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2012 decreased $51,920 relative to the corresponding period in 2011. This decrease was due predominately to a decrease in short-term Treasury yields, in addition to a decrease in average net assets, during the three months ended June 30, 2012, relative to the corresponding period in 2011.

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

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2012 decreased $123,588 relative to the corresponding period in 2011. This decrease was due predominately to a decrease in short-term Treasury yields, in addition to a decrease in average net assets, during the six months ended June 30, 2012, relative to the corresponding period in 2011.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2013.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2013, February 1, 2013, March 1, 2013, April 1, 2013, May 1, 2013 and June 1, 2013 the Partnership sold Interests to new and existing limited partners of $873,000, $75,000, $175,000, $1,408,000, $293,000 and $578,000, respectively.   There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2013:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2013	$(529,757)	$(24,654)	$(554,411)
May 31, 2013	(1,736,829)	(45,000)	(1,781,829)
June 30, 2013	(591,656)	(433,281)	(1,024,937)
Total	$(2,858,242)	$(502,935)	$(3,361,177)

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

By:	Millburn Ridgefield Corporation,	/s/ Tod A. Tanis
	General Partner	Tod A. Tanis
Vice-President
Date: August 13, 2013		(Principal Accounting Officer)

