Form 10-Q
period 2013-09-30
NESTOR PARTNERS
filed 2013-11-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2013

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

Yes  ☐         No  ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners’ Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	11

(a) At September 30, 2013 and December 31, 2012 (unaudited)
(b) For the three and nine months ended September 30, 2013 and 2012 (unaudited)
(c) For the nine months ended September 30, 2013 and 2012 (unaudited)

Nestor Partners

Statements of Financial Condition (UNAUDITED)

	September 30	December 31
	2013	2012
ASSETS
EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at fair value (amortized cost $18,856,474 and $28,389,695)	$18,860,601	$28,396,041
Net unrealized appreciation on open futures and forward currency contracts	919,457	2,496,110
Due from brokers	1,552,666	2,205,107
Cash denominated in foreign currencies (cost $1,056,552 and $1,359,884)	1,082,775	1,368,336
Total equity in trading accounts	22,415,499	34,465,594

INVESTMENTS IN U.S. TREASURY NOTES-at fair value
(amortized cost $95,271,495 and $111,707,766)	95,304,504	111,733,763
CASH AND CASH EQUIVALENTS	7,277,597	2,226,883
ACCRUED INTEREST RECEIVABLE	85,869	646,507
TOTAL	$125,083,469	$149,072,747

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Capital contributions received in advance	$135,000	$873,000
Net unrealized depreciation on open futures and forward currency contracts	1,220,684	943,951
Accrued brokerage fees	225,231	285,906
Due to brokers	96,523	-
Cash denominated in foreign currencies (cost -$0 and -$428,893)	-	438,694
Accrued expenses	246,828	146,185
Capital withdrawals payable	2,983,349	3,341,531
Due to General Partner	771	123
Other liabilities	171	-
Total liabilities	4,908,557	6,029,390

PARTNERS' CAPITAL	120,174,912	143,043,357

TOTAL	$125,083,469	$149,072,747

See notes to financial statements

Nestor Partners

Condensed Schedule of Investments

September 30, 2013 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS:
Long futures contracts:
Energies	(0.24)%	$(287,069)
Grains	(0.19)	(227,738)
Interest rates
2 Year U.S. Treasury Note (413 contracts, settlement date December 2013)	0.04	53,234
5 Year U.S. Treasury Note (127 contracts, settlement date December 2013)	0.04	42,508
10 Year U.S. Treasury Note (45 contracts, settlement date December 2013)	0.01	15,297
30 Year U.S. Treasury Bond (44 contracts, settlement date December 2013)	0.02	27,500
Other	0.48	572,406
Total interest rates	0.59	710,945

Livestock	0.02	20,910
Metals	0.01	10,929
Softs	0.04	50,269
Stock indices	(1.29)	(1,547,142)
Total long futures contracts	(1.06)	(1,268,896)
Short futures contracts:
Energies	0.08	96,901
Grains	0.25	295,477
Interest rates	(0.03)	(37,889)
Livestock	(0.00)	(3,690)
Metals	(0.24)	(283,577)
Softs	0.02	27,460
Stock indices	(0.04)	(46,470)
Total short futures contracts	0.04	48,212
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	(1.02)	(1,220,684)
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	1.14	1,371,105
Total short forward currency contracts	(0.37)	(451,648)
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.77	919,457

TOTAL	(0.25)%	$(301,227)

		(Continued)

Nestor Partners

 Condensed Schedule of Investments

 September 30, 2013 (UNAUDITED)

U.S. Treasury Notes

Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$10,040,000	U.S. Treasury notes, 0.500%, 11/15/2013	8.36%	$10,046,079
34,890,000	U.S. Treasury notes, 1.250%, 03/15/2014	29.19	35,082,167
32,970,000	U.S. Treasury notes, 0.625%, 07/15/2014	27.55	33,107,804
35,880,000	U.S. Treasury notes, 0.250%, 09/15/2014	29.90	35,929,055
	Total investments in U.S. Treasury notes
	(amortized cost $114,127,969)	95.00%	$114,165,105

See notes to financial statements	(Concluded)

Nestor Partners

 Condensed Schedule of Investments

December 31, 2012 UNAUDITED

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS:
Long futures contracts:
Energies	0.54%	$776,587
Grains	(0.08)	(120,475)
Interest rates
2 Year U.S. Treasury Note (1,238 contracts, settlement date March 2013)	0.06	87,593
5 Year U.S. Treasury Note (359 contracts, settlement date March 2013)	(0.01)	(14,391)
10 Year U.S. Treasury Note (165 contracts, settlement date March 2013)	(0.02)	(33,406)
30 Year U.S. Treasury Bond (32 contracts, settlement date March 2013)	(0.01)	(12,750)
Other	0.43	615,382
Total interest rates	0.45	642,428

Metals	0.05	68,455
Softs	0.00	4,385
Stock indices	0.66	940,708
Total long futures contracts	1.62	2,312,088
Short futures contracts:
Energies	(0.64)	(920,638)
Grains	0.04	67,207
Interest rates	0.01	10,171
Livestock	(0.00)	(3,220)
Metals	(0.19)	(274,237)
Softs	0.13	189,635
Stock indices	(0.02)	(33,060)
Total short futures contracts	(0.67)	(964,142)
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net	0.95	1,347,946
FORWARD CURRENCY CONTRACTS:
Total long forward currency contracts	(0.19)	(276,829)
Total short forward currency contracts	0.33	481,042
TOTAL INVESTMENTS IN FORWARD CURRENCY CONTRACTS-Net	0.14	204,213

TOTAL	1.09%	$1,552,159

(Continued)

Nestor Partners

 Condensed Schedule of Investments

December 31, 2012 UNAUDITED

U.S. Treasury Notes
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,990,000	U.S. Treasury notes, 0.625%, 02/28/2013	26.58%	$38,024,132
38,450,000	U.S. Treasury notes, 3.375%, 07/31/2013	27.38	39,169,436
52,880,000	U.S. Treasury notes, 0.125%, 09/30/2013	36.96	52,867,606
10,040,000	U.S. Treasury notes, 0.500%, 11/15/2013	7.04	10,068,630
	Total investments in U.S. Treasury notes
	(amortized cost $140,097,461)	97.96%	$140,129,804

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Operations (UNAUDITED)

	For the three months ended
	September 30	September 30
	2013	2012
INVESTMENT INCOME:
Interest income	$45,606	$47,958

EXPENSES:
Brokerage fees	803,382	939,281
Administrative expenses	78,565	95,751
Custody fees and other expenses	6,816	279
Total expenses	888,763	1,035,311

NET INVESTMENT LOSS	(843,157)	(987,353)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,299,586	43,135
Foreign exchange translation	28,726	(56,192)
Net change in unrealized:
Futures and forward currency contracts	(1,972,923)	1,012,071
Foreign exchange translation	8,399	15,079
Net gains (losses) from U.S. Treasury notes:
Realized	-	(4,225)
Net change in unrealized	12,942	24,949
Total net realized and unrealized gains (losses)	(623,270)	1,034,817

NET INCOME (LOSS)	(1,466,427)	47,464
LESS PROFIT SHARE TO GENERAL PARTNER	171	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO GENERAL PARTNER	$(1,466,598)	$47,464

(Continued)

Nestor Partners

 Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30	September 30
	2013	2012
INVESTMENT INCOME:
Interest income	$171,921	$151,869

EXPENSES:
Brokerage fees	2,658,744	2,803,227
Administrative expenses	256,347	289,819
Custody fees and other expenses	21,929	24,352
Total expenses	2,937,020	3,117,398

NET INVESTMENT LOSS	(2,765,099)	(2,965,529)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(6,328,494)	(2,343,304)
Foreign exchange translation	(115,135)	8,528
Net change in unrealized:
Futures and forward currency contracts	(1,853,386)	(4,870,078)
Foreign exchange translation	27,572	21,444
Net gains from U.S. Treasury notes:
Realized	5,417	(4,225)
Net change in unrealized	4,793	14,048
Total net realized and unrealized losses	(8,259,233)	(7,173,587)

NET LOSS	(11,024,332)	(10,139,116)
LESS PROFIT SHARE TO GENERAL PARTNER	210	-
NET LOSS AFTER PROFIT SHARE TO GENERAL PARTNER	$(11,024,542)	$(10,139,116)

See notes to financial statements	(Concluded)

Nestor Partners

Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2013:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS’ CAPITAL-January 1, 2013	$81,662,298	$58,343,188	$-	$3,037,871	$143,043,357
Contributions	4,337,000	-	-	-	4,337,000
Withdrawals	(15,264,215)	(916,727)	-	-	(16,180,942)
Net loss	(6,985,302)	(3,842,633)	(4)	(196,393)	(11,024,332)
General Partner’s allocation:
New Profit-Accrued	(210)	-	39	-	(171)
PARTNERS’ CAPITAL-September 30, 2013	$63,749,571	$53,583,828	$35	$2,841,478	$120,174,912

For the nine months ended September 30, 2012:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-January 1, 2012	$89,151,864	$64,316,203	$-	$3,150,229	$156,618,296
Contributions	13,847,900	13,664	-	-	13,861,564
Withdrawals	(11,034,496)	(1,994,936)	-	-	(13,029,432)
Net loss	(6,776,253)	(3,210,537)	-	(152,326)	(10,139,116)
PARTNERS' CAPITAL-September 30, 2012	$85,189,015	$59,124,394	$-	$2,997,903	$147,311,312

 See notes to financial statements

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2013 and 2012	Limited Partners		Special Limited Partners
	2013	2012	2013	2012

Ratios to average capital:
Net investment loss (a)	(4.22)%	(3.96)%	(0.83)%	(0.67)%

Total expenses (a)	4.37%	4.09%	0.98%	0.80%
Profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.37%	4.09%	0.98%	0.80%

Total return before profit share allocation (b)	(1.53)%	(0.37)%	(0.69)%	0.45%
Less: profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total return after profit share allocation	(1.53)%	(0.37)%	(0.69)%	0.45%

(a) annualized
(b) not annualized	(Continued)

Nestor Partners

Statements of Financial Highlights (UNAUDITED)

For the nine months ended September 30, 2013 and 2012	Limited Partners		Special Limited Partners
	2013	2012	2013	2012

Ratios to average capital:
Net investment loss (a)	(4.17)%	(3.93)%	(0.84)%	(0.66)%

Total expenses (a)	4.34%	4.06%	1.01%	0.79%
Profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.34%	4.06%	1.01%	0.79%

Total return before profit share allocation (b)	(8.93)%	(7.29)%	(6.63)%	(5.00)%
Less: profit share allocation (b)	0.00%	0.00%	0.00%	0.00%
Total return after profit share allocation	(8.93)%	(7.29)%	(6.63)%	(5.00)%

(a) annualized
(b) not annualized	(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

The Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 to 2012, for the U.S. Federal jurisdiction, the New York, Connecticut and New Jersey state jurisdictions and the New York City jurisdiction, there are no uncertain tax positions. The Partnership is treated as a limited partnership for federal and state income tax reporting purposes and therefore the limited partners of the Partnership (the "Limited Partners") are responsible for the payment of taxes.

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

During the nine months ended September 30, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2013 and December 31, 2012 in valuing the Partnership’s investments at fair value. At September 30, 2013 and December 31, 2012, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2013

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$114,165,105	$-	$114,165,105
Short-Term Money Market Fund*	7,027,597	-	7,027,597
Exchange-Traded Futures Contracts
Energies	(190,168)	-	(190,168)
Grains	67,739	-	67,739
Interest rates	673,056	-	673,056
Livestock	17,220	-	17,220
Metals	(272,648)	-	(272,648)
Softs	77,729	-	77,729
Stock indices	(1,593,612)	-	(1,593,612)

Total exchange-traded futures contracts	(1,220,684)	-	(1,220,684)

Over-the-Counter Forward Currency Contracts	-	919,457	919,457

Total futures and forward currency contracts (2)	(1,220,684)	919,457	(301,227)

Total financial assets at fair value	$119,972,018	$919,457	$120,891,475

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$18,860,601
Investments in U.S. Treasury notes held in custody			95,304,504
Total investments in U.S. Treasury notes			$114,165,105

(2)
Net unrealized appreciation on futures and forward currency contracts			$919,457
Net unrealized depreciation on futures and forward currency contracts			(1,220,684)
Total unrealized depreciation on futures and forward currency contracts			$(301,227)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial Assets and Liabilities at Fair Value as of December 31, 2012

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,129,804	$-	$140,129,804
Short-Term Money Market Fund*	2,041,883	-	2,041,883
Exchange-Traded Futures Contracts
Energies	(144,051)	-	(144,051)
Grains	(53,268)	-	(53,268)
Interest rates	652,599	-	652,599
Livestock	(3,220)	-	(3,220)
Metals	(205,782)	-	(205,782)
Softs	194,020	-	194,020
Stock indices	907,648	-	907,648

Total exchange-traded future contracts	1,347,946	-	1,347,946

Over-the-Counter Forward Currency Contracts	-	204,213	204,213

Total futures and forward currency contracts (2)	1,347,946	204,213	1,552,159

Total financial assets at fair value	$143,519,633	$204,213	$143,723,846

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in brokers' trading accounts as collateral			$28,396,041
Investments in U.S. Treasury notes held in custody			111,733,763
Total investments in U.S. Treasury notes			$140,129,804

(2)
Net unrealized appreciation on futures and forward currency contracts			$2,496,110
Net unrealized depreciation on futures and forward currency contracts			(943,951)
Total unrealized appreciation on futures and forward currency contracts			$1,552,159

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

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions subject to an arrangement similar to a master netting agreement. The following tables present gross amounts of assets and liabilities which qualify for offset as presented in the Statements of Financial Condition at September 30, 2013 and December 31, 2012.

Offsetting derivative assets and liabilities at September 30, 2013

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Forward currency contracts
Counterparty F	$1,021,531	$(340,202)	$681,329
Counterparty G	133,516	(90,639)	42,877
Counterparty H	1,139,951	(944,700)	195,251
Total forward currency contracts	$2,294,998	$(1,375,541)	$919,457

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty A	$(684,168)	$397,258	$(286,910)
Counterparty C	(1,432,213)	1,151,329	(280,884)
Counterparty D	(1,060,530)	407,640	(652,890)
Total futures contracts	$(3,176,911)	$1,956,227	$(1,220,684)

Offsetting derivative assets and liabilities at December 31, 2012

	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty A	$469,664	$(265,540)	$204,124
Counterparty B	1,826,503	(917,569)	908,934
Counterparty D	454,227	(183,659)	270,568
Counterparty E	403,519	(277,140)	126,379
Total futures contracts	3,153,913	(1,643,908)	1,510,005

Forward currency contracts
Counterparty F	1,407,165	(489,760)	917,405
Counterparty G	104,142	(35,442)	68,700
Total forward currency contracts	1,511,307	(525,202)	986,105

Total futures and forward currency contracts	$4,665,220	$(2,169,110)	$2,496,110

	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$(796,100)	$634,042	$(162,058)
Total futures contracts	(796,100)	634,042	(162,058)

Forward currency contracts
Counterparty H	(2,884,060)	2,102,167	(781,893)
Total forward currency contracts	(2,884,060)	2,102,167	(781,893)

Total futures and forward currency contracts	$(3,680,160)	$2,736,209	$(943,951)

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2013, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2013 and December 31, 2012. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair value of futures and forward currency contracts at September 30, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$19,823	$(306,892)	$100,875	$(3,974)	$(190,168)
Grains	5,225	(232,963)	298,189	(2,712)	67,739
Interest rates	728,060	(17,115)	-	(37,889)	673,056
Livestock	27,280	(6,370)	3,640	(7,330)	17,220
Metals	406,514	(395,585)	145,696	(429,273)	(272,648)
Softs	55,930	(5,661)	33,394	(5,934)	77,729
Stock indices	131,602	(1,678,744)	-	(46,470)	(1,593,612)
Total futures contracts:	1,374,434	(2,643,330)	581,794	(533,582)	(1,220,684)

Forward currency contracts	2,000,848	(629,743)	294,150	(745,798)	919,457

Total futures and forward currency contracts	$3,375,282	$(3,273,073)	$875,944	$(1,279,380)	$(301,227)

Fair value of futures and forward currency contracts at December 31, 2012

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions
Futures contracts:
Energies	$783,955	$(7,368)	$49,968	$(970,606)	$(144,051)
Grains	-	(120,475)	74,045	(6,838)	(53,268)
Interest rates	1,159,021	(516,593)	10,171	-	652,599
Livestock	-	-	480	(3,700)	(3,220)
Metals	91,984	(23,529)	645	(274,882)	(205,782)
Softs	4,385	-	243,519	(53,884)	194,020
Stock indices	1,064,657	(123,949)	-	(33,060)	907,648
Total futures contracts:	3,104,002	(791,914)	378,828	(1,342,970)	1,347,946

Forward currency contracts	1,505,439	(1,782,268)	1,788,055	(1,307,013)	204,213

Total futures and forward currency contracts	$4,609,441	$(2,574,182)	$2,166,883	$(2,649,983)	$1,552,159

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2013 and 2012 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2013 and 2012

Sector	Three months ended: September 30, 2013	Three months ended: September 30, 2012	Nine months ended: September 30, 2013	Nine months ended: September 30, 2012
Futures contracts:
Energies	$(178,541)	$(2,043,445)	$(2,620,883)	$(2,313,920)
Grains	679,069	1,266,050	841,375	(885,913)
Interest rates	(899,997)	3,148,074	(8,415,015)	6,029,891
Livestock	48,090	(20,520)	51,290	(173,830)
Metals	(2,813,390)	(881,131)	(1,253,398)	(2,030,326)
Softs	(38,329)	(308,621)	493,707	619,873
Stock indices	2,545,465	398,038	7,760,497	(4,227,141)
Total futures contracts:	(657,633)	1,558,445	(3,142,427)	(2,981,366)

Forward currency contracts	(15,704)	(503,239)	(5,039,453)	(4,232,016)

Total futures and forward currency contracts	$(673,337)	$1,055,206	$(8,181,880)	$(7,213,382)

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ending September 30, 2013 and 2012 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2013 and 2012 was approximately $136,000,000 and $154,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2013 and 2012

	2013		2012
Sector	Long positions	Short positions	Long positions	Short positions
Futures contracts:
Energies	$21,368,282	$17,123,569	$19,866,747	$22,028,113
Grains	8,267,399	9,930,471	7,527,396	4,979,154
Interest rates	259,453,694	31,593,002	322,695,224	3,247,230
Livestock	879,465	2,755,665	-	1,865,440
Metals	7,137,002	15,060,425	5,915,938	13,463,470
Softs	3,292,458	6,402,975	1,042,587	6,862,846
Stock indices	137,306,546	1,554,550	37,334,609	19,054,308
Total futures contracts:	437,704,846	84,420,657	394,382,501	71,500,561

Forward currency contracts	132,588,810	54,120,999	87,468,103	95,435,269

Total futures and forward currency contracts	$570,293,656	$138,541,656	$481,850,604	$166,935,830

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2013 and 2012. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $5,783,060 and $15,616,290 at September 30, 2013 and December 31, 2012, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and reversed during the three and nine months ended September 30, 2013 and 2012. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30, 2013	September 30, 2012
Profit share earned	$-	$-
Profit share accrued (1)	171	-
Total profit share	$171	$-

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

	Nine months ended:
	September 30, 2013	September 30, 2012
Profit share earned	$39
Profit share accrued(1)	171	$-
Total profit share.	$210	$-

(1)	Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and nine months ended September 30, 2013 and 2012. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Administrative Expenses	$78,565	$95,751	$256,347	$289,819
Legal and Accounting Services Provided by TMC	$31,351	$119,213	$90,708	$181,898

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2013 and December 31, 2012, $771 and $123, respectively, was owed to the General Partner.

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

During its operations for the three and nine months ended September 30, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Partnership records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined. Spot currency contracts are valued based on the Spot Price. Forward currency contracts are valued based on pricing models that consider the Spot Price plus the Forward Point. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements. Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended September 30, 2013

Month Ending:	Total Partners' Capital

September 30, 2013	$120,174,912
June 30, 2013	129,212,378
December 31, 2012	143,043,357

	Three Months	Nine Months
Change in Partners' Capital	$(9,037,466)	$(22,868,445)
Percent Change	-6.99%	-15.99%

THREE MONTHS ENDED SEPTEMBER 30, 2013

The decrease in the Partnership’s net assets of $9,037,466 was attributable to withdrawals of $8,505,868, a net loss before profit share to General Partner of $1,466,427 and accrued profit share to the General Partner of $171, which was partially offset by contributions of $935,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2013 decreased $135,899 relative to the corresponding period in 2012. The decrease was due a decrease in average net assets of the Partnership during the three months ended September 30, 2013, relative to the corresponding period in 2012.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended September 30, 2013 decreased $17,186 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended September 30, 2013, relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2013 decreased $2,352 relative to the corresponding period in 2012. This decrease was due predominantly to a decrease in average net assets during the three months ended September 30, 2013 relative to the corresponding period in 2012.

During the three months ended September 30, 2013, the Partnership experienced net realized and unrealized losses of $623,270 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $803,382, administrative expenses of $78,565, custody fees and other expenses of $6,816 and an accrued profit share to the General Partner of $171 were incurred. Interest income of $45,606 partially offset the Partnership's expenses resulting in net loss after profit share to the General Partner of $1,466,598. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.02%
Energies	(0.19)%
Grains	0.54%
Interest rates	(0.72)%
Livestock	0.03%
Metals	(2.21)%
Softs	(0.03)%
Stock indices	2.04%
Trading loss	(0.52)%

NINE MONTHS ENDED SEPTEMBER 30, 2013

The decrease in the Partnership’s net assets of $22,868,445 was attributable to withdrawals of $16,180,942, a net loss before profit share to General Partner of $11,024,332 and an accrued profit share to the General Partner of $171, which was partially offset by contributions of $4,337,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2013 decreased $144,483 relative to the corresponding period in 2012. The decrease was due a decrease in average net assets of the Partnership during the nine months ended September 30, 2013, relative to the corresponding period in 2012.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the nine months ended September 30, 2013 decreased $33,472 relative to the corresponding period in 2012. The decrease was due mainly to a decrease in the Partnership’s average net assets during the nine months ended September 30, 2013, relative to the corresponding period in 2012.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2013 increased $20,052 relative to the corresponding period in 2012. This increase was due predominantly to an increase in short-term Treasury yields during the nine months ended September 30, 2013 relative to the corresponding period in 2012.

During the nine months ended September 30, 2013, the Partnership experienced net realized and unrealized losses of $8,259,233 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,658,744, administrative expenses of $256,347, custody fees and other expenses of $21,929, an earned profit share allocation to the General Partner of $39 and an accrued profit share to the General Partner of $171, were incurred. Interest income of $171,921 partially offset the Partnership's expenses resulting in net loss after profit share to the General Partner of $11,024,542. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(3.41)%
Energies	(1.86)%
Grains	0.67%
Interest rates	(5.91)%
Livestock	0.02%
Metals	(1.08)%
Softs	0.35%
Stock indices	5.52%
Trading loss	(5.70)%

MANAGEMENT DISCUSSION – 2013

Three months ended September 30, 2013

The Partnership posted a small loss during the third quarter as gains from trading stock index and grain futures fell short of losses sustained from trading metals, energy and interest rates futures. Trading of currency forwards and soft and livestock futures were essentially flat for the period.

Market participants struggled to balance the impact of improving economic factors with the uncertainty surrounding monetary and fiscal policy in the U.S. and geopolitical risks emanating from the Middle East, especially Syria and Iran.

With the U.S. economy continuing to grow, Europe apparently emerging from recession and Chinese growth strengthening in the third quarter, equity markets generally advanced. Hence long positions in U.S., European, Japanese, Australian and South African stock index futures were profitable. A short CBOE VIX trade was also profitable. On the other hand, short positions in Chinese, Korean and Hong Kong equity indices registered losses and were reversed.

Long soybean and soybean meal trades were profitable as Chinese demand increased and weather related factors dampened the supply outlook. A short soybean oil trade was profitable, as was a short corn trade that benefitted from an improved USDA forecast. A short wheat trade was unprofitable.

Metal prices rose on the better growth outlook and short positions in both precious and industrial metals generated losses.

Energy prices were volatile during the quarter due to the heightened then reduced tensions in the Middle East, and to the changing economic outlook. Losses from trading RBOB gasoline, London gas oil, heating oil and natural gas were fractionally larger than the gains from trading crude oil.

Interest rates were volatile as uncertainty about U.S. monetary policy ended in September with a surprise “no-taper” decision by the Federal Reserve. Long positions in short-term German, U.S. and Aussie instruments and in the JGB were slightly profitable. However, trading of German, Aussie and U.K. notes and bonds produced somewhat larger losses.

Currency trading was flat as the dollar weakened during the quarter apparently due to U.S. fiscal and monetary policy uncertainty. Short dollar trades versus the pound sterling, Swiss franc, Swedish krona, Korean won and New Zealand dollar and long dollar trades against the currencies of Brazil and India were profitable, as was a long Euro/short Turkish lira position. These gains were offset, however, by losses from long dollar positions against the currencies of Australia, Canada, Colombia, Japan, Norway, South Africa and Turkey.

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

During the first four months of 2013, long interest rate futures positions had been profitable and, in fact, the low yield on the U.S. ten-year note for 2013 was hit on May 2 at 1.63%. Subsequently, however, testimony before Congress by Federal Reserve Chairman Bernanke and comments by several other Federal Reserve officials raised concerns that the quantitative easing policy might be ended or at least tapered off sooner than had previously been expected. In addition, favorable U.S. employment data and housing market statistics and several other solid economic reports pointed to continued U.S. growth. In response, yields on U.S. notes and bonds reversed abruptly and moved sharply higher. There was also a sympathetic move higher in yields on Canadian, European and Australian notes and bonds. Finally, in Japan, the aggressive monetary policy change announced in April seemed to trigger a shift of funds out of Japanese government bonds to equities domestically or to higher yielding investments offshore, which led to rising Japanese government bond yields. Sizable losses were suffered on long positions in U.S., German, British, Canadian, Australian and Japanese interest rate futures. By quarter-end, U.S., Australian, Canadian and British note and bond positions had been reversed to short positions, and German note and bond positions were mixed. Long positions in short-term interest rate futures for the U.S., Canada, Australia, Germany and the United Kingdom were also unprofitable, and were reduced or reversed.

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

Periods ended September 30, 2012

Month Ending:	Total Partners' Capital

September 30, 2012	$147,311,312
June 31, 2012	150,138,303
December 31, 2011	156,618,296

	Three Months	Nine Months
Change in Partners' Capital	$(2,826,991)	$(9,306,984)
Percent Change	-1.88%	-5.94%

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2013.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July 1, 2013, August 1, 2013 and September 1, 2013 the Partnership sold Interests to new and existing limited partners of $505,000, $335,000 and $95,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2013:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2013	$(3,771,177)	$(8,554)	$(3,779,731)
August 31, 2013	(1,742,017)	-	(1,742,017)
September 30, 2013	(2,744,120)	(240,000)	(2,984,120)
Total	$(8,257,314)	$(248,554)	$(8,505,868)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,	/s/ Tod A. Tanis
	General Partner	Tod A. Tanis
Vice-President
Date: November 14, 2013		(Principal Accounting Officer)

