Form 10-Q
period 2014-03-31
NESTOR PARTNERS
filed 2014-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2014

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

Yes  ☐         No  ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three months ended March 31, 2014 and 2013 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners’ Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2014 and December 31, 2013 (unaudited)
(b) For the three months ended March 31, 2014 and 2013 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	March 31	December 31
	2014	2013
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes −− at fair value
(amortized cost $20,799,919 and $27,505,889)	$20,803,645	$27,509,188
Net unrealized appreciation on open futures and forward
currency contracts	1,647,960	3,134,932
Due from brokers	862,930	1,775,697
Cash denominated in foreign currencies (cost $1,040,245
and $3,316,796)	1,045,166	3,319,987

Total equity in trading accounts	24,359,701	35,739,804

INVESTMENTS IN U.S. TREASURY NOTES −− at fair value
(amortized cost $82,330,129 and $82,000,337)	82,340,944	82,011,307

CASH AND CASH EQUIVALENTS	10,759,329	4,135,215

ACCRUED INTEREST RECEIVABLE	87,798	261,737

TOTAL	$117,547,772	$122,148,063

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$50,000	$225,000
Net unrealized depreciation on open futures and forward
currency contracts	-	215,372
Accrued brokerage fees	209,619	218,459
Due to brokers	-	1,698,720
Accrued expenses	126,006	111,175
Capital withdrawals payable	1,024,580	2,323,360
Due to General Partner	-	333
Other liabilities	1,829	-

Total liabilities	1,412,034	4,792,419

PARTNERS' CAPITAL	116,135,738	117,355,644

TOTAL	$117,547,772	$122,148,063

See notes to financial statements

Nestor Partners
Condensed Schedule of Investments
March 31, 2014 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.13%	$148,342
Grains	0.37	427,771
Interest rates
5 Year U.S. Treasury Note (177 contracts, settlement date June 2014)	0.01	15,922
30 Year U.S. Treasury Bond (143 contracts, settlement date June 2014)	0.04	48,000
Other	0.11	127,042

Total interest rates	0.16	190,964

Livestock	0.06	63,440
Metals	(0.19)	(220,458)
Softs	0.04	50,782
Stock indices	0.93	1,082,722

Total long futures contracts	1.50	1,743,563

Short futures contracts:
Energies	(0.05)	(58,443)
Grains	(0.24)	(277,522)
Livestock	(0.02)	(20,970)
Metals	(0.07)	(80,363)
Softs	(0.04)	(48,759)
Stock indices	0.01	5,994

Total short futures contracts	(0.41)	(480,063)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	1.09	1,263,500
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.58	670,892
Total short forward currency contracts	(0.25)	(286,432)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.33	384,460

TOTAL	1.42%	$1,647,960

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2014 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$10,040,000	U.S. Treasury notes, 1.000%, 05/15/2014	8.65%	$10,051,765
30,970,000	U.S. Treasury notes, 0.625%, 07/15/2014	26.71	31,020,810
27,080,000	U.S. Treasury notes, 0.250%, 09/15/2014	23.34	27,104,329
34,890,000	U.S. Treasury notes, 0.375%, 03/15/2015	30.11	34,967,685

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $103,130,048)	88.81%	$103,144,589

See notes to financial statements			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2013

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(73,768)
Grains	(0.29)	(340,967)
Interest rates	(0.79)	(926,200)
Livestock	0.02	20,440
Metals	1.28	1,510,274
Softs	(0.02)	(28,512)
Stock indices	2.55	2,992,958

Total long futures contracts	2.69	3,154,225
Short futures contracts:
Energies	(0.05)	(62,968)
Grains	0.24	278,024
Interest rates
5 Year U.S. Treasury Note (-246 contracts, settlement date March 2014)	0.00	4,438
10 Year U.S. Treasury Note (-44 contracts, settlement date March 2014)	0.01	5,672
Other	(0.05)	(58,963)

Total interest rates	(0.04)	(48,853)

Livestock	(0.01)	(6,250)
Metals	(0.44)	(521,505)
Softs	0.03	41,728
Stock indices	0.05	62,660

Total short futures contracts	(0.22)	(257,164)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	2.47	2,897,061
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.09)	(106,168)
Total short forward currency contracts	0.11	128,667

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.02	22,499

TOTAL	2.49%	$2,919,560

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2013

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 1.250%, 03/15/2014	29.80%	$34,973,136
10,040,000	U.S. Treasury notes, 1.000%, 05/15/2014	8.58	10,073,924
32,970,000	U.S. Treasury notes, 0.625%, 07/15/2014	28.18	33,064,016
31,380,000	U.S. Treasury notes, 0.250%, 09/15/2014	26.76	31,409,419

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,506,226)	93.32%	$109,520,495

See notes to financial statements			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31	March 31
	2014	2013
INVESTMENT INCOME:
Interest income	$33,366	$64,674

EXPENSES:
Brokerage fees	710,055	931,273
Administrative expenses	73,084	91,170
Custody fees and other expenses	7,553	7,558
Total expenses	790,692	1,030,001

NET INVESTMENT LOSS	(757,326)	(965,327)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	4,161,212	5,485,597
Foreign exchange translation	(34,099)	(59,809)
Net change in unrealized:
Futures and forward currency contracts	(1,271,600)	(857,588)
Foreign exchange translation	1,730	(9,752)
Net gains from U.S. Treasury notes:
Realized	169	1,514
Net change in unrealized	272	8,007
Total net realized and unrealized gains	2,857,684	4,567,969

NET INCOME	2,100,358	3,602,642
LESS PROFIT SHARE TO GENERAL PARTNER	1,829	14,600
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$2,098,529	$3,588,042

See notes to financial statements

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2014

	Limited Partners	Special Limited Partners	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2014	$61,875,986	$53,263,359	$2,216,299	$117,355,644
Contributions	480,000	-	-	480,000
Withdrawals	(3,391,481)	(406,954)	-	(3,798,435)
Net income	867,932	1,180,261	52,165	2,100,358
General Partner's allocation:
New Profit-Accrued	(1,829)	-	-	(1,829)
PARTNERS' CAPITAL-
March 31, 2014	$59,830,608	$54,036,666	$2,268,464	$116,135,738

For the three months ended March 31, 2013:
	Limited Partners	Special Limited Partners	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2013	$81,662,298	$58,343,188	$3,037,871	$143,043,357
Contributions	1,123,000	-	-	1,123,000
Withdrawals	(4,148,659)	(165,238)	-	(4,313,897)
Net income	1,759,479	1,750,232	92,931	3,602,642
General Partner's allocation:
New Profit-Accrued	(14,600)	-	-	(14,600)
PARTNERS' CAPITAL-
March 31, 2013	$80,381,518	$59,928,182	$3,130,802	$143,440,502

See notes to financial statements

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2014 and 2013	Limited Partners		Special Limited Partners
	2014	2013	2014	2013

Ratios to average capital:
Net investment loss (a)	(3.97)%	(4.08)%	(1.12)%	(0.76)%

Total expenses (a)	4.08%	4.26%	1.23%	0.94%
Profit share allocation (b)	0.00%	0.02%	0.00%	0.00%
Total expenses and profit share allocation	4.08%	4.28%	1.23%	0.94%

Total return before profit share allocation (b)	1.50%	2.15%	2.22%	3.00%
Less: profit share allocation (b)	0.00%	0.02%	0.00%	0.00%
Total return after profit share allocation	1.50%	2.13%	2.22%	3.00%

(a) annualized
(b) not annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2014 and December 31, 2013 and the results of its operations for the three months ended March 31, 2014 and 2013 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 to 2013, the General Partner has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2013.

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

During the three months ended March 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2014 and December 31, 2013 in valuing the Partnership’s investments at fair value. At March 31, 2014 and December 31, 2013, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2014

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$103,144,589	$-	$103,144,589
Short-Term Money Market Fund*	10,507,629	-	10,507,629
Exchange-Traded Futures Contracts
Energies	89,899	-	89,899
Grains	150,249	-	150,249
Interest rates	190,964	-	190,964
Livestock	42,470	-	42,470
Metals	(300,821)	-	(300,821)
Softs	2,023	-	2,023
Stock indices	1,088,716	-	1,088,716

Total exchange-traded futures contracts	1,263,500	-	1,263,500

Over-the-Counter Forward Currency Contracts	-	384,460	384,460

Total futures and forward currency contracts (2)	1,263,500	384,460	1,647,960

Total financial assets at fair value	$114,915,718	$384,460	$115,300,178

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$20,803,645
Investments in U.S. Treasury notes			82,340,944
Total investments in U.S. Treasury notes			$103,144,589

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,647,960
Net unrealized depreciation on open futures and forward currency contracts			-
Total unrealized appreciation on open futures and forward currency contracts			$1,647,960

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$109,520,495	$-	$109,520,495
Short-Term Money Market Fund*	3,885,215	-	3,885,215
Exchange-Traded Futures Contracts
Energies	(136,736)	-	(136,736)
Grains	(62,943)	-	(62,943)
Interest rates	(975,053)	-	(975,053)
Livestock	14,190	-	14,190
Metals	988,769	-	988,769
Softs	13,216	-	13,216
Stock indices	3,055,618	-	3,055,618

Total exchange-traded futures contracts	2,897,061	-	2,897,061

Over-the-Counter Forward Currency Contracts	-	22,499	22,499

Total futures and forward currency contracts (2)	2,897,061	22,499	2,919,560

Total financial assets at fair value	$116,302,771	$22,499	$116,325,270

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$27,509,188
Investments in U.S. Treasury notes			82,011,307
Total investments in U.S. Treasury notes			$109,520,495

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,134,932
Net unrealized depreciation on open futures and forward currency contracts			(215,372)
Total unrealized appreciation on open futures and forward currency contracts			$2,919,560

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2014, by market sector:

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

Energies – The Partnership’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the oil producing countries and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$227,391	$(79,049)	$29,422	$(87,865)	$89,899
Grains	595,313	(167,542)	60,159	(337,681)	150,249
Interest rates	567,466	(376,502)	-	-	190,964
Livestock	75,910	(12,470)	2,340	(23,310)	42,470
Metals	316,362	(536,820)	338,775	(419,138)	(300,821)
Softs	87,604	(36,822)	8,846	(57,605)	2,023
Stock indices	1,191,912	(109,190)	17,912	(11,918)	1,088,716
Total futures contracts	3,061,958	(1,318,395)	457,454	(937,517)	1,263,500

Forward currency contracts	1,611,561	(940,669)	241,923	(528,355)	384,460

Total futures and
forward currency contracts	$4,673,519	$(2,259,064)	$699,377	$(1,465,872)	$1,647,960

Fair Value of Futures and Forward Currency Contracts at December 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$156,261	$(230,029)	$56,410	$(119,378)	$(136,736)
Grains	4,673	(345,640)	283,023	(4,999)	(62,943)
Interest rates	148,106	(1,074,306)	44,116	(92,969)	(975,053)
Livestock	22,330	(1,890)	3,780	(10,030)	14,190
Metals	1,644,571	(134,297)	58,546	(580,051)	988,769
Softs	5,479	(33,991)	53,863	(12,135)	13,216
Stock indices	3,010,177	(17,219)	72,260	(9,600)	3,055,618
Total futures contracts	4,991,597	(1,837,372)	571,998	(829,162)	2,897,061

Forward currency contracts	936,496	(1,042,664)	371,418	(242,751)	22,499

Total futures and
forward currency contracts	$5,928,093	$(2,880,036)	$943,416	$(1,071,913)	$2,919,560

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2014 and 2013

Sector	2014	2013

Futures contracts:
Energies	$336,377	$(974,996)
Grains	822,453	(216,884)
Interest rates	3,002,908	(1,152,399)
Livestock	223,230	31,680
Metals	(1,450,825)	(790,232)
Softs	152,060	528,860
Stock indices	(336,173)	6,887,732

Total futures contracts	2,750,030	4,313,761

Forward currency contracts	139,582	314,248

Total futures and
forward currency contracts	$2,889,612	$4,628,009

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ending March 31, 2014 and 2013 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2014 and 2013 was approximately $117,000,000 and $146,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2014 and 2013

	2014		2013
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$36,790,833	$12,269,512	$22,578,780	$24,385,153
Grains	15,655,725	9,827,037	8,744,235	11,443,235
Interest rates	281,038,440	24,801,084	407,242,568	7,935,373
Livestock	3,675,625	1,673,750	258,540	2,990,745
Metals	22,856,369	8,507,831	9,851,233	14,590,613
Softs	3,707,819	3,387,328	3,652,553	9,048,550
Stock indices	122,580,534	1,127,734	134,108,060	1,201,050

Total futures contracts	486,305,345	61,594,276	586,435,969	71,594,719

Forward currency contracts	138,480,127	7,883,333	196,238,131	69,497,014

Total futures and
forward currency contracts	$624,785,472	$69,477,609	$782,674,100	$141,091,733

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2014 and 2013. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers including Barclays Capital Inc., Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers including Barclays Bank

PLC, Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statement of Financial Position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The new guidance did not have a significant impact on the Partnership’s financial statements.

Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

Offsetting derivative assets at March 31, 2014

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty A	$753,457	$(297,361)	$456,096
Counterparty C	1,780,862	(1,184,305)	596,557
Counterparty D	985,093	(774,246)	210,847
Total futures contracts	3,519,412	(2,255,912)	1,263,500

Forward currency contracts
Counterparty F	494,800	(418,461)	76,339
Counterparty G	227,010	(511)	226,499
Counterparty H	1,131,674	(1,050,052)	81,622
Total forward currency contracts	1,853,484	(1,469,024)	384,460

Total assets	$5,372,896	$(3,724,936)	$1,647,960

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$456,096	$-	$(456,096)	$-
Counterparty C	596,557	-	(596,557)	-
Counterparty D	210,847	-	(210,847)	-
Counterparty F	76,339	-	(76,339)	-
Counterparty G	226,499	-	(226,499)	-
Counterparty H	81,622	-	(81,622)	-

Total	$1,647,960	$-	$(1,647,960)	$-
(1) Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of
March 31, 2014.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31,
2014.

Offsetting derivative assets and liabilities at December 31, 2013

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty A	$1,439,459	$(509,651)	$929,808
Counterparty C	2,721,786	(1,302,169)	1,419,617
Counterparty D	1,402,350	(854,714)	547,636
Total futures contracts	5,563,595	(2,666,534)	2,897,061

Forward currency contracts
Counterparty F	428,000	(277,225)	150,775
Counterparty G	194,464	(107,368)	87,096
Total forward currency contracts	622,464	(384,593)	237,871

Total assets	$6,186,059	$(3,051,127)	$3,134,932

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty H	$900,822	$(685,450)	$215,372
Total liabilities	$900,822	$(685,450)	$215,372

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty A	$929,808	$-	$(929,808)	$-
Counterparty C	1,419,617	-	(1,419,617)	-
Counterparty D	547,636	-	(547,636)	-
Counterparty F	150,775	-	(150,775)	-
Counterparty G	87,096	-	(87,096)	-

Total	$3,134,932	$-	$(3,134,932)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty H	$215,372	$-	$(215,372)	$-

Total	$215,372	$-	$(215,372)	$-

(1) Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of
December 31, 2013.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31,
2013.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $9,035,112 and $9,139,654 at March 31, 2014 and December 31, 2013, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2014 and 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2014	2013
Profit share earned	$-	$-
Profit share accrued (1)	1,829	14,600
Total profit share	$1,829	$14,600

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three months ended March 31, 2014 and 2013. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Administrative Expenses	$ 73,084	$ 91,170
Legal and Accounting Services Provided by TMC	$ 36,793	$ 49,074

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At December 31, 2013,  $333 was owed to the General Partner.

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

The Partnership trades futures, forwards and spot contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

During its operations for the three months ended March 31, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2014

Month Ending:	Total Partners' Capital

March 31, 2014	$116,135,738
December 31, 2013	117,355,644

Three Months
Change in Partners' Capital	$(1,219,906)
Percent Change	-1.04%

THREE MONTHS ENDED MARCH 31, 2014

The decrease in the Partnership’s net assets of $1,219,906 was attributable to withdrawals of $3,798,435,  which was partially offset by a net income after profit share of $2,098,529 and contributions of $480,000.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2014 decreased $221,218 relative to the corresponding period in 2013. The decrease was due a decrease in average net assets of the Partnership during the three months ended March 31, 2014, relative to the corresponding period in 2013.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended March 31, 2014 decreased $18,086 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended March 31, 2014, relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2014 decreased $31,308 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the three months ended March 31, 2014 relative to the corresponding period in 2013.

During the three months ended March 31, 2014, the Partnership experienced net realized and unrealized gains of $2,857,684 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $710,055, administrative expenses of $73,084, custody fees and other expenses of $7,553 and an accrued profit share to the General Partner of $1,829 were incurred. Interest income of $33,366 partially offset the Partnership's expenses resulting in net income after profit share to the General Partner of $2,098,529. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.14%
Energies	0.31%
Grains	0.70%
Interest rates	2.57%
Livestock	0.18%
Metals	(1.23)%
Softs	0.12%
Stock indices	(0.27)%

Trading Gain	2.52%

MANAGEMENT DISCUSSION – 2014

Three months ended March 31, 2014

After a quarter of significant market volatility, the Partnership produced a profit, predominantly due to gains from long interest rate futures positions. There were also fractional profits from trading agricultural commodities, energy and currencies, but these were largely offset by the losses from trading metals.

Shifting perceptions about U.S. and Chinese growth prospects, the future course of Federal Reserve monetary policy, political and economic turmoil in several emerging economies—including Turkey, India, Indonesia, and Thailand, and the impact of the Russia/Ukraine-Crimea situation kept markets off balance during the quarter.

Given persistent concerns about worldwide growth, social and political unrest in numerous emerging markets and a lack of inflationary impulses in the developed world, it should come as no surprise that a flight to safety and quality would push up note and bond prices. Consequently, long positions in German, French, Italian, Japanese, Canadian and U.S. note and bond futures were profitable. Long positions in U.S. and German short term interest rate futures also registered gains. On the other hand, trading Australian and British note and bond futures was unprofitable.

Equity prices were particularly volatile during the quarter as the markets digested weather related growth problems in the U.S., slowing Chinese growth, the outlook for U.S. quantitative easing, and Chinese policy efforts to wring excess debt and capacity out of the economy without threatening too many corporate defaults or bankruptcies. Losses from trading of and long positions in Chinese, Hong Kong, Korean, Japanese, Singaporean and Australian equity futures slightly outweighed the gains from long U.S., German, Spanish and Canadian equity futures positions.

Foreign exchange markets were rattled by the political and economic turmoil in many emerging markets, by monetary policy developments in China and the U.S., as well as by growth concerns. Short U.S. dollar positions against sterling, the Indian rupee, the New Zealand dollar, and the Swiss franc were profitable, as were long dollar trades against Chile and Russia and a long New Zealand/short Canada trade. These gains were partially offset by losses on: short dollar trades against the euro, Czech koruna, Polish zloty and Korean won; a long U.S. short Singapore dollar position; long euro trades versus Australia and Turkey; and trading the Australian dollar relative to the yen and pound sterling.

Turning to agricultural commodities, long positions in soybeans, soybean meal, corn, coffee, cocoa, cotton and livestock, and a short wheat trade were profitable. Meanwhile, short sugar and soybean oil trades produced small losses.

Metal trading was unprofitable due to losses from long copper, lead, gold and silver trades and from a short aluminum position. A long nickel trade produced a partially offsetting profit.

Energy trading was marginally profitable as gains from a long WTI crude position and trading of natural gas outweighed the losses from long Brent crude and London gas oil positions.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2014.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2014, and March 1, 2014 the Partnership sold Interests to new and existing limited partners of $230,000,  and  $250,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506(b) under the 1933 Act.

(c)  Pursuant to the Partnership’s Agreement of Limited Partnership, Limited Partners may redeem their Interests at the end of each calendar month at the then current month-end net asset value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2014:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2014	$ (1,509,068)	$ (37,106)	$ (1,546,174)
February 28, 2014	(924,035)	(303,646)	(1,227,681)
March 31, 2014	(958,378)	(66,202)	(1,024,580)
Total	$ (3,391,481)	$ (406,954)	$ (3,798,435)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2014		(Principal Accounting Officer)