Form 10-Q
period 2014-06-30
NESTOR PARTNERS
filed 2014-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2014

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

Yes  ☐         No   ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and six months ended June 30, 2014 and 2013 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2014 and December 31, 2013 (unaudited)
(b) For the three and six months ended June 30, 2014 and 2013 (unaudited)
(c) For the six months ended June 30, 2014 and 2013 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $22,599,366 and $27,505,889)	$22,602,304	$27,509,188
Net unrealized appreciation on open futures and forward
currency contracts	3,713,429	3,134,932
Due from brokers	7,889,316	1,775,697
Cash denominated in foreign currencies (cost $0
and $3,316,796)	-	3,319,987

Total equity in trading accounts	34,205,049	35,739,804

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $84,167,117 and $82,000,337)	84,183,748	82,011,307

CASH AND CASH EQUIVALENTS	4,871,030	4,135,215

ACCRUED INTEREST RECEIVABLE	153,475	261,737

TOTAL	$123,413,302	$122,148,063

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$100,000	$225,000
Net unrealized depreciation on open futures and forward
currency contracts	116,546	215,372
Accrued brokerage fees	207,039	218,459
Due to brokers	-	1,698,720
Cash denominated in foreign currencies (cost -$664,175
and $0)	663,532	-
Accrued expenses	164,248	111,175
Capital withdrawals payable	485,697	2,323,360
Due to General Partner	-	333
Other liabilities	35,531	-

Total liabilities	1,772,593	4,792,419

PARTNERS' CAPITAL	121,640,709	117,355,644

TOTAL	$123,413,302	$122,148,063

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2014 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(70,248)
Grains	(0.21)	(255,564)
Interest rates
5 Year U.S. Treasury Note (456 contracts, settlement date September 2014)	0.12	151,164
10 Year U.S. Treasury Note (222 contracts, settlement date September 2014)	0.09	106,047
30 Year U.S. Treasury Bond (127 contracts, settlement date September 2014)	0.09	114,375
Other	1.49	1,809,655

Total interest rates	1.79	2,181,241

Livestock	0.15	184,540
Metals	0.24	291,149
Softs	0.03	30,912
Stock indices	(0.00)	(6,673)

Total long futures contracts	1.94	2,355,357

Short futures contracts:
Energies	0.12	142,638
Grains	0.27	329,046
Interest rates	(0.00)	(1,347)
Livestock	(0.06)	(65,620)
Metals	(0.25)	(304,896)
Softs	0.01	12,440
Stock indices	0.05	64,260

Total short futures contracts	0.14	176,521

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.08	2,531,878
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.32	1,596,920
Total short forward currency contracts	(0.44)	(531,915)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.88	1,065,005

TOTAL	2.96%	$3,596,883

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2014 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,970,000	U.S. Treasury notes, 0.625%, 07/15/2014	25.47%	$30,977,259
30,780,000	U.S. Treasury notes, 0.250%, 09/15/2014	25.32	30,793,226
34,890,000	U.S. Treasury notes, 0.375%, 03/15/2015	28.74	34,962,233
10,040,000	U.S. Treasury notes, 0.250%, 05/15/2015	8.26	10,053,334

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,766,483)	87.79%	$106,786,052

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2013

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(73,768)
Grains	(0.29)	(340,967)
Interest rates	(0.79)	(926,200)
Livestock	0.02	20,440
Metals	1.28	1,510,274
Softs	(0.02)	(28,512)
Stock indices	2.55	2,992,958

Total long futures contracts	2.69	3,154,225
Short futures contracts:
Energies	(0.05)	(62,968)
Grains	0.24	278,024
Interest rates
5 Year U.S. Treasury Note (-246 contracts, settlement date March 2014)	0.00	4,438
10 Year U.S. Treasury Note (-44 contracts, settlement date March 2014)	0.01	5,672
Other	(0.05)	(58,963)

Total interest rates	(0.04)	(48,853)

Livestock	(0.01)	(6,250)
Metals	(0.44)	(521,505)
Softs	0.03	41,728
Stock indices	0.05	62,660

Total short futures contracts	(0.22)	(257,164)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.47	2,897,061
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.09)	(106,168)
Total short forward currency contracts	0.11	128,667

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.02	22,499

TOTAL	2.49%	$2,919,560

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2013

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 1.250%, 03/15/2014	29.80%	$34,973,136
10,040,000	U.S. Treasury notes, 1.000%, 05/15/2014	8.58	10,073,924
32,970,000	U.S. Treasury notes, 0.625%, 07/15/2014	28.18	33,064,016
31,380,000	U.S. Treasury notes, 0.250%, 09/15/2014	26.76	31,409,419

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,506,226)	93.32%	$109,520,495

See notes to financial statements			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest income	$33,479	$61,641

EXPENSES:
Brokerage fees	696,531	924,089
Administrative expenses	75,580	86,612
Custody fees and other expenses	9,471	7,555
Total expenses	781,582	1,018,256

NET INVESTMENT LOSS	(748,103)	(956,615)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,834,975	(13,113,677)
Foreign exchange translation	16,148	(84,052)
Net change in unrealized:
Futures and forward currency contracts	1,948,923	977,125
Foreign exchange translation	(4,278)	28,925
Net gains (losses) from U.S. Treasury notes:
Realized	-	3,903
Net change in unrealized	5,028	(16,156)
Total net realized and unrealized gains (losses)	10,800,796	(12,203,932)

NET INCOME (LOSS)	10,052,693	(13,160,547)
LESS PROFIT SHARE TO GENERAL PARTNER	33,702	(14,561)
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$10,018,991	$(13,145,986)

		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2014	June 30, 2013
INVESTMENT INCOME:
Interest income	$66,845	$126,315

EXPENSES:
Brokerage fees	1,406,586	1,855,362
Administrative expenses	148,664	177,782
Custody fees and other expenses	17,024	15,113

Total expenses	1,572,274	2,048,257

NET INVESTMENT LOSS	(1,505,429)	(1,921,942)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,996,187	(7,628,080)
Foreign exchange translation	(17,951)	(143,861)
Net change in unrealized:
Futures and forward currency contracts	677,323	119,537
Foreign exchange translation	(2,548)	19,173
Net gains (losses) from U.S. Treasury notes:
Realized	169	5,417
Net change in unrealized	5,300	(8,149)

Total net realized and unrealized gains (losses)	13,658,480	(7,635,963)

NET INCOME (LOSS)	12,153,051	(9,557,905)
LESS PROFIT SHARE TO GENERAL PARTNER	35,531	39
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$12,117,520	$(9,557,944)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2014:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2014	$61,875,986	$53,263,359	$-	$2,216,299	$117,355,644
Contributions	656,000	-	-	-	656,000
Withdrawals	(7,603,054)	(885,401)	-	-	(8,488,455)
Net income	5,751,718	6,136,852	-	264,481	12,153,051
General Partner's allocation:
New Profit-Accrued	(35,531)	-	-	-	(35,531)
PARTNERS' CAPITAL-
June 30, 2014	$60,645,119	$58,514,810	$-	$2,480,780	$121,640,709

For the six months ended June 30, 2013:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2013	$81,662,298	$58,343,188	$-	$3,037,871	$143,043,357
Contributions	3,402,000	-	-	-	3,402,000
Withdrawals	(7,006,901)	(668,173)	-	-	(7,675,074)
Net loss	(5,910,684)	(3,468,903)	(4)	(178,314)	(9,557,905)
General Partner's allocation:
New Profit-Accrued	(39)	-	39	-	-
PARTNERS' CAPITAL-
June 30, 2013	$72,146,674	$54,206,112	$35	$2,859,557	$129,212,378

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2014 and 2013	Limited Partners		Special Limited Partners
	2014	2013	2014	2013

Ratios to average capital:
Net investment loss (a)	(3.88)%	(4.21)%	(1.06)%	(0.92)%

Total expenses (a)	3.99%	4.39%	1.17%	1.10%
Profit share allocation (b)	0.06%	(0.02)%	0.00%	0.00%
Total expenses and profit share allocation	4.05%	4.37%	1.17%	1.10%

Total return before profit share allocation (b)	8.45%	(9.46)%	9.21%	(8.72)%
Less: profit share allocation (b)	0.06%	(0.02)%	0.00%	0.00%
Total return after profit share allocation	8.39%	(9.44)%	9.21%	(8.72)%

(a) annualized
(b) not annualized

For the six months ended June 30, 2014 and 2013	Limited Partners		Special Limited Partners
	2014	2013	2014	2013

Ratios to average capital:
Net investment income (loss) (a)	(3.93)%	(4.14)%	(1.10)%	(0.84)%

Total expenses (a)	4.04%	4.32%	1.21%	1.02%
Profit share allocation (b)	0.06%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.10%	4.32%	1.21%	1.02%

Total return before profit share allocation (b)	10.07%	(7.51)%	11.64%	(5.98)%
Less: profit share allocation (b)	0.06%	(0.00)%	0.00%	0.00%
Total return after profit share allocation	10.01%	(7.51)%	11.64%	(5.98)%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)			(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2014 and December 31, 2013 and the results of its operations for the three and six months ended June 30, 2014 and 2013 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

The preparation of financial statements in conformity with accounting principles generally accepted (“U.S. GAAP”) in the United States of America (the “U.S.”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

The Partnership enters into contracts that contain a variety of indemnification provisions. The Partnership’s maximum exposure under these arrangements is unknown. The Partnership does not anticipate recognizing any loss related to these arrangements.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 to 2013, the Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

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

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price, plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

During the three and six months ended June 30, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2014 and December 31, 2013 in valuing the Partnership’s investments at fair value. At June 30, 2014 and December 31, 2013, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of June 30, 2014

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,786,052	$-	$106,786,052
Short-Term Money Market Fund*	4,621,030	-	4,621,030
Exchange-Traded Futures Contracts
Energies	72,390	-	72,390
Grains	73,482	-	73,482
Interest rates	2,179,894	-	2,179,894
Livestock	118,920	-	118,920
Metals	(13,747)	-	(13,747)
Softs	43,352	-	43,352
Stock indices	57,587	-	57,587

Total exchange-traded futures contracts	2,531,878	-	2,531,878

Over-the-Counter Forward Currency Contracts	-	1,065,005	1,065,005

Total futures and forward currency contracts (2)	2,531,878	1,065,005	3,596,883

Total financial assets at fair value	$113,938,960	$1,065,005	$115,003,965

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$22,602,304
Investments in U.S. Treasury notes			84,183,748
Total investments in U.S. Treasury notes			$106,786,052

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,713,429
Net unrealized depreciation on open futures and forward currency contracts			(116,546)
Total unrealized appreciation on open futures and forward currency contracts			$3,596,883

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$109,520,495	$-	$109,520,495
Short-Term Money Market Fund*	3,885,215	-	3,885,215
Exchange-Traded Futures Contracts
Energies	(136,736)	-	(136,736)
Grains	(62,943)	-	(62,943)
Interest rates	(975,053)	-	(975,053)
Livestock	14,190	-	14,190
Metals	988,769	-	988,769
Softs	13,216	-	13,216
Stock indices	3,055,618	-	3,055,618

Total exchange-traded futures contracts	2,897,061	-	2,897,061

Over-the-Counter Forward Currency Contracts	-	22,499	22,499

Total futures and forward currency contracts (2)	2,897,061	22,499	2,919,560

Total financial assets at fair value	$116,302,771	$22,499	$116,325,270

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$27,509,188
Investments in U.S. Treasury notes			82,011,307
Total investments in U.S. Treasury notes			$109,520,495

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,134,932
Net unrealized depreciation on open futures and forward currency contracts			(215,372)
Total unrealized appreciation on open futures and forward currency contracts			$2,919,560

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging topic of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions, and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2014, by market sector:

Agricultural (grains, livestock and softs) – The Partnership’s primary exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

Currencies – Exchange rate risk is a principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes, as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates—e.g., positions between two currencies other than the U.S. dollar.

Energies – The Partnership’s primary energy market exposure is to gas and oil price movements often resulting from political developments in the oil producing countries and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions, including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Partnership also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Partnership for the foreseeable future.

Metals – The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, platinum, silver, tin and zinc.

Stock indices – The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries, as well as other countries.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$272,004	$(342,252)	$178,937	$(36,299)	$72,390
Grains	70	(255,634)	329,261	(215)	73,482
Interest rates	2,331,886	(150,645)	-	(1,347)	2,179,894
Livestock	184,760	(220)	-	(65,620)	118,920
Metals	306,783	(15,634)	2,719	(307,615)	(13,747)
Softs	36,056	(5,144)	38,378	(25,938)	43,352
Stock indices	564,268	(570,941)	64,409	(149)	57,587
Total futures contracts	3,695,827	(1,340,470)	613,704	(437,183)	2,531,878

Forward currency contracts	1,853,397	(256,477)	34,253	(566,168)	1,065,005

Total futures and
forward currency contracts	$5,549,224	$(1,596,947)	$647,957	$(1,003,351)	$3,596,883

Fair Value of Futures and Forward Currency Contracts at December 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$156,261	$(230,029)	$56,410	$(119,378)	$(136,736)
Grains	4,673	(345,640)	283,023	(4,999)	(62,943)
Interest rates	148,106	(1,074,306)	44,116	(92,969)	(975,053)
Livestock	22,330	(1,890)	3,780	(10,030)	14,190
Metals	1,644,571	(134,297)	58,546	(580,051)	988,769
Softs	5,479	(33,991)	53,863	(12,135)	13,216
Stock indices	3,010,177	(17,219)	72,260	(9,600)	3,055,618
Total futures contracts	4,991,597	(1,837,372)	571,998	(829,162)	2,897,061

Forward currency contracts	936,496	(1,042,664)	371,418	(242,751)	22,499

Total futures and
forward currency contracts	$5,928,093	$(2,880,036)	$943,416	$(1,071,913)	$2,919,560

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2014 and 2013

Sector	Three months ended: June 30, 2014	Three months ended: June 30, 2013	Six months ended: June 30, 2014	Six months ended: June 30, 2013

Futures contracts:
Energies	$769,317	$(1,467,346)	$1,105,694	$(2,442,342)
Grains	(594,232)	379,190	228,221	162,306
Interest rates	5,056,773	(6,362,619)	8,059,681	(7,515,018)
Livestock	175,460	(28,480)	398,690	3,200
Metals	10,959	2,350,224	(1,439,866)	1,559,992
Softs	(16,418)	3,176	135,642	532,036
Stock indices	3,470,255	(1,672,700)	3,134,082	5,215,032

Total futures contracts	8,872,114	(6,798,555)	11,622,144	(2,484,794)

Forward currency contracts	1,911,784	(5,337,997)	2,051,366	(5,023,749)

Total futures and
forward currency contracts	$10,783,898	$(12,136,552)	$13,673,510	$(7,508,543)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2014 and 2013 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2014 and 2013 was approximately $119,000,000 and $142,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2014 and 2013

	2014		2013
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$43,187,540	$16,434,889	$17,410,549	$20,557,149
Grains	12,834,349	10,423,528	8,169,015	10,682,996
Interest rates	336,815,868	16,597,615	280,198,782	40,909,316
Livestock	3,825,823	1,863,333	450,827	3,425,623
Metals	19,597,600	6,694,788	6,822,280	18,127,180
Softs	3,518,628	3,285,744	2,945,474	7,801,894
Stock indices	127,966,284	1,038,173	116,919,212	1,781,133

Total futures contracts	547,746,092	56,338,070	432,916,139	103,285,291

Forward currency contracts	149,971,988	12,659,725	141,448,915	70,579,501

Total futures and
forward currency contracts	$697,718,080	$68,997,795	$574,365,054	$173,864,792

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2014 and 2013. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers including Barclays Bank PLC, Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Partnership ceased clearing trades through Barclays Capital Inc. during June 2014.

On January 1, 2013, the Partnership adopted Accounting Standard Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Statement of Financial Position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of the International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

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

Offsetting derivative assets at June 30, 2014

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,773,417	$(909,820)	$1,863,597
Counterparty D	1,536,114	(867,833)	668,281
Total futures contracts	4,309,531	(1,777,653)	2,531,878

Forward currency contracts
Counterparty F	1,029,380	(66,251)	963,129
Counterparty H	846,206	(627,784)	218,422
Total forward currency contracts	1,875,586	(694,035)	1,181,551

Total assets	$6,185,117	$(2,471,688)	$3,713,429

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$128,610	$(12,064)	$116,546
Total liabilities	$128,610	$(12,064)	$116,546

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$1,863,597	$-	$(1,863,597)	$-
Counterparty D	668,281	-	(668,281)	-
Counterparty F	963,129	-	(963,129)	-
Counterparty H	218,422	-	(218,422)	-

Total	$3,713,429	$-	$(3,713,429)	$-
		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty G	$116,546	$-	$(116,546)	$-

Total	$116,546	$-	$(116,546)	$-

(1) Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2014.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2014.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $10,667,286 and $9,139,654 at June 30, 2014 and December 31, 2013, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2014 and 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,		June 30,
	2014		2013
Profit share earned	$-		$39
Reversal of profit share	(1,829)		(14,600)
Profit share accrued	35,531	(1)
Total profit share	$33,702		$(14,561)

	Six months ended:
	June 30,		June 30,
	2014		2013
Profit share earned	$-		$39
Profit share accrued	35,531	(1)	-
Total profit share	$35,531		$39

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and six months ended June 30, 2014 and 2013. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Administrative Expenses	$ 75,580	$ 86,612	$ 148,664	$ 177,782
Legal and Accounting Services Provided by TMC	$ 4,259	$ 10,283	$ 41,052	$ 59,357

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures, forwards and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures, forwards and spot trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three and six months ended June 30, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2014

Month Ending:		Total Partners' Capital

June 30, 2014		$121,640,709
March 31, 2014		116,135,738
December 31, 2013		117,355,644

	Three Months	Six Months
Change in Partners' Capital	$5,504,971	$4,285,065
Percent Change	4.74%	3.65%

THREE MONTHS ENDED JUNE 30, 2014

The increase in the Partnership’s net assets of $5,504,971 was attributable to net income after profit share of $10,018,991 and contributions of $176,000, which were partially offset by withdrawals of $4,690,020.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2014 decreased $227,558 relative to the corresponding period in 2013. The decrease was due to a decrease in average net assets of the Partnership during the three months ended June 30, 2014, relative to the corresponding period in 2013.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended June 30, 2014 decreased $11,032 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended June 30, 2014, relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2014 decreased $28,162 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the three months ended June 30, 2014 relative to the corresponding period in 2013.

During the three months ended June 30, 2014, the Partnership experienced net realized and unrealized gains of $10,800,796 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $696,531, administrative expenses of $75,580, custody fees and other expenses of $9,471 and an accrued profit share to the General Partner of $33,702 were incurred. Interest income of $33,479 partially offset the Partnership's expenses resulting in net income after profit share to the General Partner of $10,018,991. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.64%
Energies	0.68%
Grains	(0.47)%
Interest rates	4.42%
Livestock	0.18%
Metals	0.05%
Softs	0.02%
Stock indices	3.02%

Trading Gain	9.54%

SIX MONTHS ENDED JUNE 30, 2014

The increase in the Partnership’s net assets of $4,285,065 was attributable to net income after profit share of $12,117,520 and contributions of $656,000, which were partially offset by withdrawals of $8,488,455.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2014 decreased $448,776 relative to the corresponding period in 2013. The decrease was due a decrease in average net assets of the Partnership during the six months ended June 30, 2014, relative to the corresponding period in 2013.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the six months ended June 30, 2014 decreased $29,118 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s average net assets during the six months ended June 30, 2014, relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2014 decreased $59,470 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the six months ended June 30, 2014 relative to the corresponding period in 2013.

During the six months ended June 30, 2014, the Partnership experienced net realized and unrealized gains of $13,658,480 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,406,586, administrative expenses of $148,664, custody fees and other expenses of $17,024 and an accrued profit share to the General Partner of $35,531 were incurred. Interest income of $66,845 partially offset the Partnership's expenses resulting in net income after profit share to the General Partner of $12,117,520. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.78%
Energies	0.99%
Grains	0.24%
Interest rates	7.10%
Livestock	0.36%
Metals	(1.18)%
Softs	0.14%
Stock indices	2.74%

Trading Gain	12.17%

MANAGEMENT DISCUSSION – 2014

Three months ended June 30, 2014

The Partnership registered a gain during the second quarter largely due to profits from long interest rate and equity futures positions, and from short U.S. dollar trades. Long energy positions were also profitable but those gains were offset by losses from trading agricultural commodities.  Finally, trading of metal futures was flat.

A further easing of monetary policy by the European Central Bank in early June, persistently accommodative monetary policy elsewhere in the developed world, stubbornly low inflation worldwide, and some flight to safety demand pushed government bond prices higher. Consequently, long positions in U.S., German, U.K., Canadian, French, Italian, Australian and Japanese note and bond future were profitable, especially in April and May. On the other hand, a long position in short-term British interest rate futures was unprofitable after Bank of England Governor Carney hinted that official British rates might rise sooner than previously expected.

Against this easy money background and with economic growth rebounding from a weather induced first quarter slowdown, long positions in German, Spanish, Dutch, French, U.S., British, Indian, Taiwanese, Singaporean, and South African equity futures were profitable. Also, with volatility plummeting to historically low levels, a short VIX trade produced a gain.

Higher interest rates and/or stronger growth prospects in certain countries weighed on the U.S. dollar. In particular, short dollar trades against the New Zealand dollar, British pound, Australian dollar, Korean won and Brazilian real were profitable. Short dollar trades against the currencies of Colombia, Israel, Mexico, Singapore and Switzerland also registered gains. On the other hand, long dollar positions relative to the Canadian dollar and Japanese yen were unprofitable, as was trading of the Swedish and Norwegian currencies.

The expanding turmoil in the Middle East pushed energy prices higher, particularly in May and June, and long positions in Brent crude, WTI crude and RBOB gasoline were profitable, and outpaced small losses from trading heating oil and London gas oil.

Grain prices were volatile during the quarter, rising early on due to dry weather in the U.S. and concern about the impact of the Russia-Ukraine confrontation and falling later due to improved weather conditions and better USDA crop forecasts. As a result, long positions in corn, wheat, soybeans, and soybean meal were unprofitable. Meanwhile, trading of cattle was marginally profitable, and trading of soft commodities was flat.

A long nickel trade benefitted from the Indonesian export ban that drove prices higher; a long palladium trade was profitable as labor turmoil in South Africa and Russian tensions boosted prices; and a long gold trade was positive due to flight to safety demand. Losses were incurred from trading aluminum, copper, lead and silver.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2014.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On April 1,  2014, May 1, 2014 and June 1, 2014 the Partnership sold Interests to new and existing limited partners of $50,000,  $90,000 and  $36,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2014:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2014	$ (3,279,441)	$ (388,279)	$ (3,667,720)
May 31, 2014	(536,499)	(104)	(536,603)
June 30, 2014	(395,633)	(90,064)	(485,697)
Total	$ (4,211,573)	$ (478,447)	$ (4,690,020)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2014		(Principal Accounting Officer)