Form 10-Q
period 2014-09-30
NESTOR PARTNERS
filed 2014-11-12
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2014

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
For the three and nine months ended September 30, 2014 and 2013 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2014 and December 31, 2013 (unaudited)
(b) For the three and nine months ended September 30, 2014 and 2013 (unaudited)
(c) For the nine months ended September 30, 2014 and 2013 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $24,604,847 and $27,505,889)	$24,613,472	$27,509,188
Net unrealized appreciation on open futures and forward
currency contracts	1,416,059	3,134,932
Due from brokers	1,669,493	1,775,697
Cash denominated in foreign currencies (cost $4,231,054
and $3,316,796)	4,153,928	3,319,987

Total equity in trading accounts	31,852,952	35,739,804

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $82,192,226 and $82,000,337)	82,216,871	82,011,307

CASH AND CASH EQUIVALENTS	11,904,519	4,135,215

ACCRUED INTEREST RECEIVABLE	35,066	261,737

TOTAL	$126,009,408	$122,148,063

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$452,400	$225,000
Net unrealized depreciation on open futures and forward
currency contracts	335,532	215,372
Accrued brokerage fees	205,410	218,459
Due to brokers	1,054,029	1,698,720
Accrued expenses	166,911	111,175
Capital withdrawals payable	512,054	2,323,360
Due to General Partner	-	333
Other liabilities	59,883	-

Total liabilities	2,786,219	4,792,419

PARTNERS' CAPITAL	123,223,189	117,355,644

TOTAL	$126,009,408	$122,148,063

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2014 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.00)%	$(3,755)
Interest rates
U.S. Treasury Bonds (204 contracts, settlement date December 2014)	0.07	87,344
Other	0.49	606,345
Total interest rates	0.56	693,689

Livestock	0.03	30,910
Metals	(0.32)	(392,595)
Softs	0.04	46,983
Stock indices	(1.50)	(1,841,544)

Total long futures contracts	(1.19)	(1,466,312)

Short futures contracts:
Energies	0.63	772,256
Grains	0.62	764,518
Livestock	0.00	850
Metals	0.34	419,764
Softs	0.09	117,193
Stock indices	(0.07)	(91,150)

Total short futures contracts	1.61	1,983,431

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.42	517,119
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.61)	(3,216,338)
Total short forward currency contracts	3.07	3,779,746

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.46	563,408

TOTAL	0.88%	$1,080,527

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2014 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 03/15/2015	28.36%	$34,943,152
10,040,000	U.S. Treasury notes, 0.250%, 05/15/2015	8.16	10,052,158
30,970,000	U.S. Treasury notes, 0.250%, 07/15/2015	25.17	31,013,552
30,780,000	U.S. Treasury notes, 0.250%, 09/15/2015	25.01	30,821,481

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,797,073)	86.70%	$106,830,343

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2013

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.06)%	$(73,768)
Grains	(0.29)	(340,967)
Interest rates	(0.79)	(926,200)
Livestock	0.02	20,440
Metals	1.28	1,510,274
Softs	(0.02)	(28,512)
Stock indices	2.55	2,992,958

Total long futures contracts	2.69	3,154,225
Short futures contracts:
Energies	(0.05)	(62,968)
Grains	0.24	278,024
Interest rates
5 Year U.S. Treasury Note (-246 contracts, settlement date March 2014)	0.00	4,438
10 Year U.S. Treasury Note (-44 contracts, settlement date March 2014)	0.01	5,672
Other	(0.05)	(58,963)

Total interest rates	(0.04)	(48,853)

Livestock	(0.01)	(6,250)
Metals	(0.44)	(521,505)
Softs	0.03	41,728
Stock indices	0.05	62,660

Total short futures contracts	(0.22)	(257,164)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.47	2,897,061
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.09)	(106,168)
Total short forward currency contracts	0.11	128,667

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.02	22,499

TOTAL	2.49%	$2,919,560

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2013

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 1.250%, 03/15/2014	29.80%	$34,973,136
10,040,000	U.S. Treasury notes, 1.000%, 05/15/2014	8.58	10,073,924
32,970,000	U.S. Treasury notes, 0.625%, 07/15/2014	28.18	33,064,016
31,380,000	U.S. Treasury notes, 0.250%, 09/15/2014	26.76	31,409,419

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,506,226)	93.32%	$109,520,495

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest income	$33,278	$45,606

EXPENSES:
Brokerage fees	700,596	803,382
Administrative expenses	76,792	78,565
Custody fees and other expenses	6,414	6,816
Total expenses	783,802	888,763

NET INVESTMENT LOSS	(750,524)	(843,157)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	6,600,758	1,299,586
Foreign exchange translation	59,041	28,726
Net change in unrealized:
Futures and forward currency contracts	(2,516,356)	(1,972,923)
Foreign exchange translation	(77,769)	8,399
Net gains from U.S. Treasury notes:
Net change in unrealized	13,701	12,942
Total net realized and unrealized gains (losses)	4,079,375	(623,270)

NET INCOME (LOSS)	3,328,851	(1,466,427)
LESS PROFIT SHARE TO GENERAL PARTNER	24,352	171
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$3,304,499	$(1,466,598)

		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2014	September 30, 2013
INVESTMENT INCOME:
Interest income	$100,123	$171,921

EXPENSES:
Brokerage fees	2,107,182	2,658,744
Administrative expenses	225,456	256,347
Custody fees and other expenses	23,438	21,929

Total expenses	2,356,076	2,937,020

NET INVESTMENT LOSS	(2,255,953)	(2,765,099)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	19,596,945	(6,328,494)
Foreign exchange translation	41,090	(115,135)
Net change in unrealized:
Futures and forward currency contracts	(1,839,033)	(1,853,386)
Foreign exchange translation	(80,317)	27,572
Net gains from U.S. Treasury notes:
Realized	169	5,417
Net change in unrealized	19,001	4,793

Total net realized and unrealized gains (losses)	17,737,855	(8,259,233)

NET INCOME (LOSS)	15,481,902	(11,024,332)
LESS PROFIT SHARE TO GENERAL PARTNER	59,883	210
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$15,422,019	$(11,024,542)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2014:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2014	$61,875,986	$53,263,359	$-	$2,216,299	$117,355,644
Contributions	981,000	-	-	-	981,000
Withdrawals	(8,315,359)	(2,220,115)	-	-	(10,535,474)
Net income	7,209,081	7,927,780	-	345,041	15,481,902
General Partner's allocation:
New Profit-Accrued	(59,883)	-	-	-	(59,883)
PARTNERS' CAPITAL-
September 30, 2014	$61,690,825	$58,971,024	$-	$2,561,340	$123,223,189

For the nine months ended September 30, 2013:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2013	$81,662,298	$58,343,188	$-	$3,037,871	$143,043,357
Contributions	4,337,000	-	-	-	4,337,000
Withdrawals	(15,264,215)	(916,727)	-	-	(16,180,942)
Net loss	(6,985,302)	(3,842,633)	(4)	(196,393)	(11,024,332)
General Partner's allocation:
New Profit-Accrued	(210)	-	39	-	(171)
PARTNERS' CAPITAL-
September 30, 2013	$63,749,571	$53,583,828	$35	$2,841,478	$120,174,912

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2014 and 2013	Limited Partners		Special Limited Partners
	2014	2013	2014	2013

Ratios to average capital:
Net investment loss (a)	(3.82)%	(4.22)%	(1.08)%	(0.83)%

Total expenses (a)	3.93%	4.37%	1.19%	0.98%
Profit share allocation (b)	0.04%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	3.97%	4.37%	1.19%	0.98%

Total return before profit share allocation (b)	2.40%	(1.53)%	3.11%	(0.69)%
Less: profit share allocation (b)	0.04%	0.00%	0.00%	0.00%
Total return after profit share allocation	2.36%	(1.53)%	3.11%	(0.69)%

(a) annualized
(b) not annualized

For the nine months ended September 30, 2014 and 2013	Limited Partners		Special Limited Partners
	2014	2013	2014	2013

Ratios to average capital:
Net investment income (loss) (a)	(3.89)%	(4.17)%	(1.09)%	(0.84)%

Total expenses (a)	4.00%	4.34%	1.20%	1.01%
Profit share allocation (b)	0.10%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.10%	4.34%	1.20%	1.01%

Total return before profit share allocation (b)	12.72%	(8.93)%	15.11%	(6.63)%
Less: profit share allocation (b)	0.10%	0.00%	0.00%	0.00%
Total return after profit share allocation	12.62%	(8.93)%	15.11%	(6.63)%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)			(Concluded)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine months ended September 30, 2014 and 2013 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The December 31, 2013 information has been derived from the audited financial statements as of December 31, 2013.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2010 to 2013,  Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

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

Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

During the three and nine months ended September 30, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2014 and December 31, 2013 in valuing the Partnership’s investments at fair value. At September 30, 2014 and December 31, 2013, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of September 30, 2014

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,830,343	$-	$106,830,343
Short-Term Money Market Fund*	11,654,519	-	11,654,519
Exchange-Traded Futures Contracts
Energies	768,501	-	768,501
Grains	764,518	-	764,518
Interest rates	693,689	-	693,689
Livestock	31,760	-	31,760
Metals	27,169	-	27,169
Softs	164,176	-	164,176
Stock indices	(1,932,694)	-	(1,932,694)

Total exchange-traded futures contracts	517,119	-	517,119

Over-the-Counter Forward Currency Contracts	-	563,408	563,408

Total futures and forward currency contracts (2)	517,119	563,408	1,080,527

Total financial assets at fair value	$119,001,981	$563,408	$119,565,389

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$24,613,472
Investments in U.S. Treasury notes			82,216,871
Total investments in U.S. Treasury notes			$106,830,343

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,416,059
Net unrealized depreciation on open futures and forward currency contracts			(335,532)
Total unrealized appreciation on open futures and forward currency contracts			$1,080,527

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2013

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$109,520,495	$-	$109,520,495
Short-Term Money Market Fund*	3,885,215	-	3,885,215
Exchange-Traded Futures Contracts
Energies	(136,736)	-	(136,736)
Grains	(62,943)	-	(62,943)
Interest rates	(975,053)	-	(975,053)
Livestock	14,190	-	14,190
Metals	988,769	-	988,769
Softs	13,216	-	13,216
Stock indices	3,055,618	-	3,055,618

Total exchange-traded futures contracts	2,897,061	-	2,897,061

Over-the-Counter Forward Currency Contracts	-	22,499	22,499

Total futures and forward currency contracts (2)	2,897,061	22,499	2,919,560

Total financial assets at fair value	$116,302,771	$22,499	$116,325,270

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$27,509,188
Investments in U.S. Treasury notes			82,011,307
Total investments in U.S. Treasury notes			$109,520,495

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,134,932
Net unrealized depreciation on open futures and forward currency contracts			(215,372)
Total unrealized appreciation on open futures and forward currency contracts			$2,919,560

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2014, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2014 and December 31, 2013. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(3,755)	$886,501	$(114,245)	$768,501
Grains	-	-	768,993	(4,475)	764,518
Interest rates	1,400,182	(706,493)	-	-	693,689
Livestock	31,190	(280)	850	-	31,760
Metals	72,816	(465,411)	427,774	(8,010)	27,169
Softs	50,831	(3,848)	120,251	(3,058)	164,176
Stock indices	284,608	(2,126,152)	-	(91,150)	(1,932,694)
Total futures contracts	1,839,627	(3,305,939)	2,204,369	(220,938)	517,119

Forward currency contracts	62,351	(3,278,689)	4,030,869	(251,123)	563,408

Total futures and
forward currency contracts	$1,901,978	$(6,584,628)	$6,235,238	$(472,061)	$1,080,527

Fair Value of Futures and Forward Currency Contracts at December 31, 2013

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$156,261	$(230,029)	$56,410	$(119,378)	$(136,736)
Grains	4,673	(345,640)	283,023	(4,999)	(62,943)
Interest rates	148,106	(1,074,306)	44,116	(92,969)	(975,053)
Livestock	22,330	(1,890)	3,780	(10,030)	14,190
Metals	1,644,571	(134,297)	58,546	(580,051)	988,769
Softs	5,479	(33,991)	53,863	(12,135)	13,216
Stock indices	3,010,177	(17,219)	72,260	(9,600)	3,055,618
Total futures contracts	4,991,597	(1,837,372)	571,998	(829,162)	2,897,061

Forward currency contracts	936,496	(1,042,664)	371,418	(242,751)	22,499

Total futures and
forward currency contracts	$5,928,093	$(2,880,036)	$943,416	$(1,071,913)	$2,919,560

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2014 and 2013 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2014 and 2013

Sector	Three months ended: September 30, 2014	Three months ended: September 30, 2013	Nine months ended: September 30, 2014	Nine months ended: September 30, 2013

Futures contracts:
Energies	$371,814	$(178,541)	$1,477,508	$(2,620,883)
Grains	2,432,901	679,069	2,661,122	841,375
Interest rates	3,175,653	(899,997)	11,235,334	(8,415,015)
Livestock	9,350	48,090	408,040	51,290
Metals	513,840	(2,813,390)	(926,026)	(1,253,398)
Softs	845,853	(38,329)	981,495	493,707
Stock indices	(2,198,401)	2,545,465	935,681	7,760,497

Total futures contracts	5,151,010	(657,633)	16,773,154	(3,142,427)

Forward currency contracts	(1,066,608)	(15,704)	984,758	(5,039,453)

Total futures and
forward currency contracts	$4,084,402	$(673,337)	$17,757,912	$(8,181,880)

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2014 and 2013 in U.S. dollars. The Partnership’s average net asset value for the  nine months ended September 30, 2014 and 2013 was approximately $120,000,000 and $136,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2014 and 2013

	2014		2013
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$32,441,838	$18,759,088	$21,368,282	$17,123,569
Grains	9,625,762	9,899,054	8,267,399	9,930,471
Interest rates	364,456,819	12,448,211	259,453,694	31,593,002
Livestock	3,196,318	1,416,405	879,465	2,755,665
Metals	16,954,473	6,967,217	7,137,002	15,060,425
Softs	3,176,730	3,276,310	3,292,458	6,402,975
Stock indices	135,755,247	1,279,855	137,306,546	1,554,550

Total futures contracts	565,607,187	54,046,140	437,704,846	84,420,657

Forward currency contracts	123,566,162	28,663,535	132,588,810	54,120,999

Total futures and
forward currency contracts	$689,173,349	$82,709,675	$570,293,656	$138,541,656

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2014 and 2013. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

Offsetting derivative assets at September 30, 2014

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty D	$2,363,154	$(1,588,006)	$775,148
Total futures contracts	2,363,154	(1,588,006)	775,148

Forward currency contracts
Counterparty H	3,263,102	(2,622,191)	640,911
Total forward currency contracts	3,263,102	(2,622,191)	640,911

Total assets	$5,626,256	$(4,210,197)	$1,416,059

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,938,871	$(1,680,842)	$258,029
Total futures contracts	1,938,871	(1,680,842)	258,029

Forward currency contracts
Counterparty F	742,989	(714,199)	28,790
Counterparty G	164,632	(115,919)	48,713
Total forward currency contracts	907,621	(830,118)	77,503

Total liabilities	$2,846,492	$(2,510,960)	$335,532

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty D	$775,148	$-	$(775,148)	$-
Counterparty H	640,911	-	(640,911)	-

Total	$1,416,059	$-	$(1,416,059)	$-
		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty C	$258,029	$-	$(258,029)	$-
Counterparty F	28,790		(28,790)	-
Counterparty G	48,713	-	(48,713)	-

Total	$335,532	$-	$(335,532)	$-

(1) Collateral received and pledged includes both cash and U.S. Treasury notes held at each respective broker.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2014.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2014.

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

The Partnership’s forward currency trading activities are cleared by Barclays Bank PLC (“BB”), Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with BB, DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by BB, DB and MS. The amount of such credit risk was $9,159,690 and $9,139,654 at September 30, 2014 and December 31, 2013, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2014 and 2013. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,		September 30,
	2014		2013
Profit share earned	$-		$-
Reversal of profit share	(35,531)		-
Profit share accrued	59,883	(1)	171
Total profit share	$24,352		$171

	Nine months ended:
	September 30,		September 30,
	2014		2013
Profit share earned	$-		$39
Profit share accrued	59,883	(1)	171
Total profit share	$59,883		$210

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and nine months ended September 30, 2014 and 2013. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Administrative Expenses	$ 76,792	$ 78,565	$ 225,456	$ 256,347
Legal and Accounting Services Provided by TMC	$ 23,232	$ 31,351	$ 64,284	$ 90,708

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

The value of the Partnership’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Partnership’s debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down market price trends during which the Partnership’s profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Partnership is likely to suffer losses.

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

During its operations for the three and nine months ended September 30, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2014

Month Ending:		Total Partners' Capital

September 30, 2014		$123,223,189
June 30, 2014		121,640,709
December 31, 2013		117,355,644

	Three Months ended	Nine Months ended
Change in Partners' Capital	$1,582,480	$5,867,545
Percent Change	1.30%	5.00%

THREE MONTHS ENDED SEPTEMBER 30, 2014

The increase in the Partnership’s net assets of $1,582,480 was attributable to net income after profit share of $3,304,499 and contributions of $325,000, which was partially offset by withdrawals of $2,047,019.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2014 decreased $102,786 relative to the corresponding period in 2013. The decrease was due to a decrease in average net assets of the Partnership during the three months ended September 30, 2014, relative to the corresponding period in 2013.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended September 30, 2014 decreased $1,773 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s average net assets during the three months ended September 30, 2014, relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2014 decreased $12,328 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the three months ended September 30, 2014 relative to the corresponding period in 2013.

During the three months ended September 30, 2014, the Partnership experienced net realized and unrealized gains of $4,079,375 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $700,596, administrative expenses of $76,792, custody fees and other expenses of $6,414 and an accrued profit share to the General Partner of $24,352 were incurred. Interest income of $33,278 partially offset the Partnership's expenses resulting in net income after profit share to the General Partner of $3,304,499. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.91)%
Energies	0.29%
Grains	2.01%
Interest rates	2.66%
Livestock	0.01%
Metals	0.43%
Softs	0.70%
Stock indices	(1.79)%

Trading Gain	3.40%

NINE MONTHS ENDED SEPTEMBER 30, 2014

The increase in the Partnership’s net assets of $5,867,545 was attributable to net income after profit share of $15,422,019 and contributions of $981,000, which were partially offset by withdrawals of $10,535,474.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2014 decreased $551,562 relative to the corresponding period in 2013. The decrease was due a decrease in average net assets of the Partnership during the nine months ended September 30, 2014, relative to the corresponding period in 2013.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the nine months ended September 30, 2014 decreased $30,891 relative to the corresponding period in 2013. The decrease was due mainly to a decrease in the Partnership’s average net assets during the nine months ended September 30, 2014, relative to the corresponding period in 2013.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2014 decreased $71,798 relative to the corresponding period in 2013. This decrease was due predominantly to a decrease in average net assets during the nine months ended September 30, 2014 relative to the corresponding period in 2013.

During the nine months ended September 30, 2014, the Partnership experienced net realized and unrealized gains of $17,737,855 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,107,182, administrative expenses of $225,456, custody fees and other expenses of $23,438 and an accrued profit share to the General Partner of $59,883 were incurred. The Partnership’s gains achieved from trading operations in addition to interest income of $100,123 were partially offset by the Partnership's expenses, resulting in net income after profit share to the General Partner of $15,422,019. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.86%
Energies	1.28%
Grains	2.25%
Interest rates	9.95%
Livestock	0.36%
Metals	(0.76)%
Softs	0.83%
Stock indices	0.91%

Trading Gain	15.68%

MANAGEMENT DISCUSSION – 2014

Three months ended September 30, 2014

The Partnership registered a gain during the quarter ended September 30, 2014 as profits from trading interest rate and commodity futures outpaced losses from trading stock index futures and currency forwards.

With growth solid and inflation concerns gaining some traction, the U.S. Federal Reserve and Bank of England were discussing the timing of official rate increases.  On the other hand, with inflation stubbornly at or below 0.5% in the European Union and core inflation quiescent in Japan, and with growth stagnant in both countries, the European Central Bank and the Bank of Japan were continuing to move in the direction of further monetary ease.  Finally, the People’s Bank of China implemented targeted lending measures to underpin an economy that was slowing more than desired under the weight of a sinking property sector and the transition from an export led economy to an economy led by domestic demand.  These differential growth, inflation and policy patterns seemed to drive financial market developments, while commodity markets responded more to their specific supply and demand factors rather than to the broad sweep of global macro factors.

In this environment and with demand for government securities augmented by a flight to safety reflecting the geopolitical strains in the Ukraine and the Middle East, European interest rates were driven to record lows and profits were recorded on long positions in German, French, Italian, British, and Japanese note, bond, and short-term interest rate futures.  On the other hand, long positions in U.S. interest rate futures were fractionally unprofitable.

In the agricultural sector, short corn, wheat, soybean and soybean oil positions were profitable as the U.S. Department of Agriculture (“USDA”) forecast bumper crops and ample inventories, driving corn and wheat prices to four year lows.  Livestock trading was flat.  A short cotton trade benefitted from an abundant U.S. cotton harvest and slowing Chinese demand.  A short sugar position profited from news of a better supply outlook in Brazil that pushed down sugar prices to seven year lows.  Finally, a long cocoa trade was profitable as concern about Ebola in West Africa prompted supply worries.

For much of the quarter, energy prices were volatile, buffeted by adequate supplies on the one hand –especially in the U.S.—and Middle East turmoil on the other.  By September, however, weakening Chinese demand, a stronger U.S. dollar and ample supplies drove energy prices lower and short positions in Brent crude, London gas oil, and heating oil had produced profits.  However, trading of WTI crude, RBOB gasoline and natural gas early in the quarter produced largely offsetting losses.

Metal trading was marginally profitable as prices weakened late in the period in response to a stronger dollar and softer economic data out of China, and short positions in nickel, platinum and silver posted gains.  A long zinc trade was profitable as supplies tightened in the wake of several “old mine” closures.  A long aluminum trade was also profitable as Indonesia continues to restrict bauxite exports.

Long positions in Continental European equity futures were unprofitable as the fallout from the Russia-Ukraine confrontation undermined the already weak growth outlook, especially in Germany and Eastern Europe.   With the Bank of England discussing the timing of rate increases and in the heat of the Scottish independence vote, a long British equity futures trade generated a loss.  Late in the quarter, political turmoil in Hong Kong and news of slower than expected growth in China led to losses on long positions in Korean, Hong Kong, Australian and Chinese equity futures.  Long positions in South African, Canadian and small cap U.S. equity futures were also unprofitable, as was a short VIX trade.  Long positions in Japanese futures were marginally profitable.

Entering the quarter, the Partnership was short the U.S. dollar versus a number of currencies that had higher interest rates and/or apparently better growth prospects.  As it became evident that U.S economic activity was accelerating and that the U.S. Federal Reserve was moving toward tighter policy, the U.S. dollar started to climb and losses were sustained during July and into August.  Thereafter, long U.S. dollar trades produced somewhat offsetting profits.  Short U.S. dollar trades against New Zealand, Canada, Switzerland, Korea, Brazil, Mexico, India and Singapore registered losses.  The fact that New Zealand officials suggested that the rise in the New Zealand dollar was “unjustified and unsustainable”; that the Reserve Bank of Australia claimed that the Australian dollar was “overvalued”; that the Reserve Bank of India intervened to buy U.S. dollars; and that the IMF suggested that the pound sterling was “overvalued” added to the U.S. dollar’s advance.  Heightened political tensions worldwide also underpinned the U.S. currency.  Consequently, long U.S. dollar positions against the euro, Swedish krona, Czech koruna, Chilean peso, and Japanese yen were profitable.  A long British pound trade was profitable in the wake of the Scottish independence “No” vote.  Non-U.S. dollar cross rate trading was marginally profitable, largely due to a few short euro trades early in the quarter.

Three months ended June 30, 2014

The Partnership registered a gain during the second quarter largely due to profits from long interest rate and equity futures positions, and from short U.S. dollar trades. Long energy positions were also profitable but those gains were offset by losses from trading agricultural commodities.  Finally, trading of metal futures was flat.

A further easing of monetary policy by the European Central Bank in early June, persistently accommodative monetary policy elsewhere in the developed world, stubbornly low inflation worldwide, and some flight to safety demand pushed government bond prices higher. Consequently, long positions in U.S., German, U.K., Canadian, French, Italian, Australian and Japanese note and bond futures were profitable, especially in

April and May. On the other hand, a long position in short-term British interest rate futures was unprofitable after Bank of England Governor Carney hinted that official British rates might rise sooner than previously expected.

Against this easy money background and with economic growth rebounding from a weather induced first quarter slowdown, long positions in German, Spanish, Dutch, French, U.S., British, Indian, Taiwanese, Singaporean, and South African equity futures were profitable. Also, with volatility plummeting to historically low levels, a short VIX trade produced a gain.

Higher interest rates and/or stronger growth prospects in certain countries weighed on the U.S. dollar. In particular, short U.S. dollar trades against the New Zealand dollar, British pound, Australian dollar, Korean won and Brazilian real were profitable. Short U.S. dollar trades against the currencies of Colombia, Israel, Mexico, Singapore and Switzerland also registered gains. On the other hand, long U.S. dollar positions relative to the Canadian dollar and Japanese yen were unprofitable, as was trading of Swedish and Norwegian currencies.

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

Equity prices were particularly volatile during the quarter as the markets digested weather-related growth problems in the U.S., slowing Chinese growth, the outlook for U.S. quantitative easing, and Chinese policy efforts to wring excess debt and capacity out of the economy without threatening too many corporate defaults or bankruptcies. Losses from trading of and long positions in Chinese, Hong Kong, Korean, Japanese, Singaporean and Australian equity futures slightly outweighed the gains from long U.S., German, Spanish and Canadian equity futures positions.

Foreign exchange markets were rattled by the political and economic turmoil in many emerging markets, by monetary policy developments in China and the U.S., as well as by growth concerns. Short U.S. dollar positions against sterling, the Indian rupee, the New Zealand dollar, and the Swiss franc were profitable, as were long U.S. dollar trades against Chile and Russia and a long New Zealand/short Canada trade. These gains were partially offset by losses on: short U.S. dollar trades against the euro, Czech koruna, Polish zloty and Korean won; a long U.S. short Singapore dollar position; long euro trades versus Australia and Turkey; and trading the Australian dollar relative to the yen and pound sterling.

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

Periods ended September 30, 2013

Month Ending:		Total Partners' Capital

September 30, 2013		$120,174,912
June 30, 2013		129,212,378
December 31, 2012		143,043,357

	Three Months ended	Nine Months ended
Change in Partners' Capital	$(9,037,466)	$(22,868,445)
Percent Change	(6.99)%	(15.99)%

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

With the U.S. economy continuing to grow, Europe apparently emerging from recession and Chinese growth strengthening in the third quarter, equity markets generally advanced. Hence, long positions in U.S., European, Japanese, Australian and South African stock index futures were profitable. A short CBOE VIX trade was also profitable. On the other hand, short positions in Chinese, Korean and Hong Kong equity indices registered losses and were reversed.

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

Currency trading was flat as the U.S. dollar weakened during the quarter apparently due to U.S. fiscal and monetary policy uncertainty. Short U.S. dollar trades versus the pound sterling, Swiss franc, Swedish krona, Korean won and New Zealand dollar and long U.S. dollar trades against the currencies of Brazil and India were profitable, as was a long Euro/short Turkish lira position. These gains were offset, however, by losses from long U.S. dollar positions against the currencies of Australia, Canada, Colombia, Japan, Norway, South Africa and Turkey.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2014.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July1,  2014, August 1, 2014 and September 1, 2014, the Partnership sold Interests to new and existing limited partners of $100,000,  $130,000 and  $95,000, respectively.  There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2014:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2014	$ (227,795)	$ (603,096)	$ (830,891)
August 31, 2014	(233,048)	(471,026)	(704,074)
September 30, 2014	(251,462)	(260,592)	(512,054)
Total	$ (712,305)	$ (1,334,714)	$ (2,047,019)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 12, 2014		(Principal Accounting Officer)