Form 10-K
period 2014-12-31
NESTOR PARTNERS
filed 2015-03-30
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2014

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2014 and 2013 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2014, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a commodity trading advisor (“CTA”) since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982.   The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The Millburn Corporation is an affiliate of the General Partner and performs research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner.

As of December 31, 2014, the aggregate net asset value of the Partnership was $126,379,804.  The value at December 31, 2014 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $49,616.08, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2014.

The Partnership’s fiscal year ends on December 31.

The Partnership will terminate on October 31, 2017 (unless such term is extended by the limited partners) or upon the prior withdrawal, insolvency or dissolution of the General Partner or occurrence of any event legally requiring termination.

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

Successful systematic futures and forward trading depends on several factors. Two of the main factors are development and selection of the trading systems used in each market and allocation of portfolio risk among the markets available for trading.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets-generated data or government- and industry-generated statistical information); and the objective of the system (profiting from momentum, mean reversion, trading-ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches operating simultaneously. Since the early 1980s, the General Partner has selected multiple systems for each market.

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Partnership: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. Once the universe of markets is established, the General Partner’s simulation and optimization techniques help determine which markets to include in the Partnership’s portfolio. The current allocation to any market in the Partnership’s portfolio does not exceed 3% of total market exposure, measured by risk allocation.

Risk is a function of both price level and price volatility. For example, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded by the (directional) trading systems discussed above.

In addition, the General Partner’s risk management processes focus on money management principles applicable to the portfolio as a whole rather than to individual markets. The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

Additional money management principles applicable to the portfolio as a whole include: (1) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be substantially higher or lower and (2) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions solely in the same market.

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

The General Partner employs discretion in the execution of trades where the trading expertise of The Millburn Corporation (an affiliate of the General Partner) plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

Pursuant to the Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”), the General Partner receives in respect of limited partners who acquire their limited partnership interests (“Interests”) through selling agents, a fixed monthly brokerage fee equal to 0.417% of the Partnership’s month-end net assets (5.0% per annum) attributable to such limited partners’ capital accounts. In respect of limited partners who acquire their Interests through the General Partner, the General Partner receives brokerage commissions at a fixed monthly rate of 0.167% of the Partnership’s month-end net assets (2.0% per annum) attributable to such limited partner’s capital account plus an amount equal to the brokerage commissions and fees payable to clearing and executing brokers attributable to each such limited partners’ proportionate interest in the Partnership. The General Partner in turn bears all such brokerage commissions and fees payable to clearing and executing brokers as well as all compensation payable to selling agents, if any. The General Partner also receives a profit share equal to 20% of any new trading profit, determined as of the end of each calendar year. The annual profit share is calculated net of brokerage fees and administrative expenses.

The Partnership pays its administrative expenses, including costs incurred in connection with the continuing offering of the Interests, up to ¼ of 1% per annum of the Partnership’s average month-end assets, and any extraordinary expenses which it may incur.

J.P. Morgan Securities LLC (“J.P. Morgan”) and Deutsche Bank Securities Inc. (“Deutsche Bank”) act as the futures brokers for the Partnership. The Partnership executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. LLC and Deutsche Bank AG. The Partnership pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the General Partner, and commodity brokers or futures commission merchants (“FCMs”) and swap dealers, such as J.P. Morgan, Deutsche Bank, Deutsche Bank AG and Morgan Stanley to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a CPO or a CTA were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. All accounts controlled by the General Partner are combined for speculative position limit purposes. On September 28, 2012, the U.S. District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime. The Partnership could be required to liquidate positions it holds in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Partnership. It is as yet unclear whether the rules will have an adverse effect on the Partnership.

In response to the financial crises of 2008-2009, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time. The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees, with respect to the Partnership’s trading currently undertaken in the OTC markets.

The Partnership may also trade deliverable forward contracts in the inter-bank currency market. Such deliverable forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets. As a result of the Reform Act, the CFTC now regulates non-deliverable forwards (including many deliverable forwards where the parties do not take delivery), although currency forward contracts are generally not otherwise subject to regulation by any other U.S. government agency. Changes in the forward markets may entail increased costs and result in burdensome reporting requirements. There is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which the General Partner would otherwise recommend, to the possible detriment of the Partnership.

(i)   through (xii) - not applicable.

(xiii)   the Partnership has no employees.

(d)    Financial information about geographic areas

The Partnership does not engage in material operations in foreign countries (although it does trade from the U.S. in foreign currency forward contracts and on foreign futures exchanges), and a material portion of its revenues is not derived from foreign customers.

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

(a)    Market Information

There is no trading market for the Interests, and none is likely to develop. Interests may be redeemed upon 15 days’ written notice to the General Partner at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)    Holders

As of December 31, 2014, there were 614 holders of Interests.

(c)    Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2014 and December 31, 2014, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing limited partners making additional investments.

	Number of
	Interests Sold to	Dollar Amount
	Limited	of such
Month	Partners	Interests Sold
October 1, 2014	8	$452,400
November 1, 2014	5	$310,505
December 1, 2014	1	$112,000

Total	14	$874,905

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

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may withdraw capital from their capital accounts in the Partnership as of the end of each calendar month. The withdrawal of capital by limited partners has no impact on the value of the capital accounts of other limited partners.

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2014:

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2014	$436,255	$15,657
November 30, 2014	$236,068	$166,822
December 31, 2014	$806,491	$240,000

Total	$1,478,814	$422,479

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; and (4) prohibiting pyramiding — that is, using unrealized profits in a particular market as margin for additional positions in the same market. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2014

During 2014, the Partnership achieved net realized and unrealized gains of $22,954,108 from its trading operations (including foreign exchange transactions and translations). Brokerage commissions of $2,821,666, administrative expenses of $305,679 and custody fees of $29,920 were paid or accrued. The Partnership paid a profit share to the General Partner of $124,849. Interest income of $133,007 partially offset the Partnership’s expenses resulting in a net income after profit share to the General Partner of $19,805,001. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.67%
Energies	1.35%
Grains	1.50%
Interest rates	15.71%
Livestock	0.45%
Metals	(0.66)%
Softs	0.93%
Stock indices	1.29%

Total	21.24%

The Partnership was profitable for the year largely due to gains from long interest rate futures positions, although profits from trading currency forwards, and stock index, energy and agricultural commodity futures augmented the advance. On the other hand, trading of metal futures was unprofitable.

The environment for trading these markets was favorable due to the differential growth, inflation and policy paths that were followed by the world’s major economies and central banks—Federal Reserve, ECB, Bank of Japan, People’s Bank of China, and Bank of England. Furthermore, within most major regions of the world — such as North America, Latin and South America, Europe, and non-Japan Asia — there were also varying trajectories for growth, inflation and policy among the constituent countries. While the worldwide growth outlook at the start of 2014 was optimistic, the results were somewhat disappointing due to several events including: the Russian incursions in Crimea and the Ukraine and subsequent sanctions that dented European growth; the collapse of oil and industrial commodity prices that weakened growth in commodity producing nations; and the greater than expected slowdown in China. Then, on the inflation front, an anticipated acceleration never materialized as prices for oil, industrial commodities and many foodstuffs fell sharply. Moreover, wages and core prices failed to accelerate even where growth remained solid, i.e. the U.S. and U.K. The mosaic for the trading environment was also influenced by numerous political and social events during 2014 such as: the coup in Thailand, Modi’s election in India, Jokowi’s victory in Indonesia, the Erdogan election in Turkey, Abe’s re-election in Japan, the Republican Congressional win in the U.S., the Scottish independence vote, the Hong Kong democracy protests and the liberalization of Shanghai equity markets. Finally, the persistent and escalating turmoil in the Middle East encompassing ISIL, Syria, Iran, Iraq and Libya and the terrorism it spawns shadowed market events throughout the year.

With inflation absent, growth somewhat disappointing and the social and political background unsettled, it should come as no surprise that long positions in interest rate futures across the maturity spectrum would be profitable. Thus, long trades in U.S., U.K., Australian, Canadian, Japanese, German, French and Italian note, bond and short term futures were profitable.

Equity market performances were mixed around the globe with several serious corrections throughout the year adding to trader anxiety. Long positions in U.S., Canadian, Japanese, Taiwanese, Indian, and South African stock index futures were profitable. These gains were partially offset by losses from long positions in Dutch, British, Euro stoxx, Korean and Australian futures. A short vix trade also registered a loss as volatility rose, particularly in the second half of the year.

Solid growth, the end of QE and prospects for interest rate increases underpinned the U.S. dollar, while sluggish growth, anemic inflation and increased ease in monetary policies undermined the euro and yen. Hence, long dollar trades versus the euro and yen were profitable, as were long dollar positions against the Czech, Swedish, Chilean and Israeli currencies. A long pound sterling trade relative to the dollar was also profitable, and so too were a long New Zealand Dollar/short Canadian dollar trade and trading of the euro versus the Swedish and South African units. On the other hand, short dollar trades against Korea, Mexico and Canada posted losses, as did trading of the U.S. unit against South Africa, Singapore and Turkey. Trading the euro versus Eastern Europe and Norway, and the Aussie dollar against the yen and pound were also unprofitable.

Short positions in corn, wheat and soybeans were profitable as record grain crops weighed on prices. A long soybean meal trade and spread trading of grains added to the gains. Trading of Kansas City wheat was slightly unprofitable. A short sugar trade benefitted from persistent oversupply and large inventories. A short cotton trade was profitable as Chinese demand softened and supplies remained plentiful. A long cattle trade produced a fractional gain.

Energy trading produced a gain. Long positions in crude oil, RBOB gasoline and London gas oil were profitable early in the year when growth was expected to improve and Middle-East turmoil underpinned prices. During the second half of 2014, as prices first fell and then collapsed as demand plunged and supply from the U.S. continued to advance, short trades in the same markets also registered small gains. The second half profits were tempered somewhat as short-term, non-trend factors caused us to exit our trend determined short positions, and at times take long positions even as energy prices fell. Energy spread trading was slightly profitable.

Metal prices were volatile in 2014 in the wake of changing outlooks on growth, inflation, and the U.S. dollar. Losses from trading copper, aluminum and lead outpaced the gain from a long nickel position that benefitted from export restrictions imposed by Indonesia, and from long platinum and short silver trades.

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

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts and are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2014 and 2013, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).  Based on its assessment, management has concluded that, as of December 31, 2014, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

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

The principals and senior officers of the General Partner as of December 31, 2014 are as follows:

Harvey Beker, age 61. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the General Partner and Chief Executive Officer and Chairman of The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of Operations for its affiliate, Millburn Partners. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest Research L.P. (“ShareInVest”) in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989, and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn International, LLC (“Millburn International”) since its inception.

Gregg R. Buckbinder, age 56. Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the General Partner and The Millburn Corporation. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of Millburn International since its inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

George E. Crapple, age 70. Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the General Partner and served in the same capacities at The Millburn Corporation through May 31, 2011, and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as Co-Chairman of Millburn International since its inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 45. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 - January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 - September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (since June 2014), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and is currently Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (since June 2010), a member of the Editorial Board of the Journal of Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of Millburn International since its inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 67. Mr. Fitzsimmons is a Senior Vice-President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities include both business development and investment strategy. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 57. Mr. Goodman is Executive Vice-President and Executive Director of Trading for the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. As Executive Vice President, Mr. Goodman also plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of Millburn International since its inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989, and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 63. Mr. Smith is Executive Vice-President and Director of Research of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith has also served as a Director of Millburn International since its inception, where he, along with the other Directors of Millburn International, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Michael W. Carter, age 45. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

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

Item 11.   Executive Compensation

The Partnership has no directors, officers or employees. None of the directors, officers or employees of the General Partner receive compensation from the Partnership. The General Partner makes all investment decisions on behalf of the Partnership. The General Partner receives monthly brokerage commissions of 0.417% of the Partnership’s net assets (which is reduced to 0.167% of net assets, plus the cost of all commissions and clearing charges due to third-party brokers, for partners who acquire their Interests directly through the General Partner) and an annual profit share of 20% of any new trading profit (net of brokerage commissions and administrative expenses).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)    Security Ownership of Certain Beneficial Owners

All of the Partnership’s general partner interest is held by the General Partner.

(b)    Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2014, the General Partner’s interest was valued at $2,466,186, which constituted 1.95% of the Partnership’s capital as of December 31, 2014.

As of December 31, 2014, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$1,103,626	$11,347,392	0.89%	9.16%

Gregg Buckbinder	$159,448	$740,954	0.13%	0.60%

George E. Crapple	$734,599	$5,872,975	0.59%	4.74%

Steven M. Felsenthal	$0	$127,535	0.00%	0.10%

Mark Fitzsimmons	$0	$3,788,258	0.00%	3.06%

Barry Goodman	$426,298	$3,412,621	0.35%	2.75%

Grant Smith	$3,212,809	$1,711,034	2.59%	1.38%

Directors and executive officers of the General Partner as a group	$5,636,780	$27,000,769	4.55%	21.79%

1        Interests held indirectly include Interests with respect to which a person holds voting or disposition power: (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self-directed benefit plan.

(c)    Changes in Control

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11.   Executive Compensation ” and “Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .”  The Partnership paid $2,821,666 in brokerage fees to the General Partner and allocated $124,849 in profit share to the General Partner for the year ended December 31, 2014.  The General Partner’s capital interest was allocated a net gain of $449,866 for the year ended December 31, 2014. The Partnership paid $3,418,662 in brokerage fees to the General Partner and allocated $751 in profit share to the General Partner for the year ended December 31, 2013.  The General Partner’s capital interest was allocated a net loss of $121,575 for the year ended December 31, 2013. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $305,679 during the year ended December 31, 2014 of which $107,844 was paid or was payable to The Millburn Corporation. The Partnership incurred administrative expenses of $332,718 during the year ended December 31, 2013 of which $111,175 was paid or was payable to The Millburn Corporation.   The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2014 and 2013 were approximately $111,000 and $110,000, respectively.

(2)           Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2014 and 2013.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2014 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2014 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2015.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	March 30, 2015
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2015
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2015
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 30, 2015
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2014 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

100.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

