Form 10-Q
period 2015-03-31
NESTOR PARTNERS
filed 2015-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2015

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
For the three months ended March 31, 2015 and 2014 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2015 and December 31, 2014 (unaudited)
(b) For the three months ended March 31, 2015 and 2014 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $21,796,446 and $14,499,118)	$21,799,332	$14,499,918
Net unrealized appreciation on open futures and forward
currency contracts	3,542,182	1,396,471
Due from brokers	5,858,999	3,100,309
Cash denominated in foreign currencies (cost $525,423
and $1,529,032)	492,797	1,413,316

Total equity in trading accounts	31,693,310	20,410,014

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $94,923,875 and $92,253,329)	94,945,390	92,248,350

CASH AND CASH EQUIVALENTS	18,967,896	18,990,245

ACCRUED INTEREST RECEIVABLE	93,699	101,013

TOTAL	$145,700,295	$131,749,622

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,047,000	$3,139,000
Net unrealized depreciation on open futures and forward
currency contracts	830,726	355,846
Accrued brokerage fees	253,670	211,866
Cash denominated in foreign currencies (cost $173,581
and $179,983)	166,979	183,943
Accrued expenses	96,058	107,844
Capital withdrawals payable	2,251,462	1,371,319
Other liabilities	578,058	-

Total liabilities	6,223,953	5,369,818

PARTNERS' CAPITAL	139,476,342	126,379,804

TOTAL	$145,700,295	$131,749,622

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2015 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$380
Interest rates:
2 Year U.S. Treasury Note (403 contracts, settlement date June 2015)	0.15	217,891
5 Year U.S. Treasury Note (194 contracts, settlement date June 2015)	0.19	258,414
10 Year U.S. Treasury Note (150 contracts, settlement date June 2015)	0.15	206,031
30 Year U.S. Treasury Bond (43 contracts, settlement date June 2015)	0.11	150,461
Other	0.65	908,583

Total interest rates	1.25	1,741,380

Metals	(0.05)	(70,165)
Stock indices	0.34	482,495

Total long futures contracts	1.54	2,154,090

Short futures contracts:
Energies	0.40	562,158
Grains	0.02	25,404
Interest rates	(0.03)	(47,159)
Livestock	(0.01)	(16,390)
Metals	0.27	374,170
Softs	0.30	420,094
Stock indices	0.05	69,815

Total short futures contracts	1.00	1,388,092

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.54	3,542,182
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.06)	(85,199)
Total short forward currency contracts	(0.54)	(745,527)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.60)	(830,726)

TOTAL	1.94%	$2,711,456

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2015 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$20,040,000	U.S. Treasury notes, 0.250%, 05/15/2015	14.37%	$20,044,697
30,970,000	U.S. Treasury notes, 0.250%, 07/15/2015	22.22	30,986,937
30,780,000	U.S. Treasury notes, 0.250%, 09/15/2015	22.08	30,799,237
34,890,000	U.S. Treasury notes, 0.375%, 04/30/2016	25.03	34,913,851

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $116,720,321)	83.70%	$116,744,722

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2014

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	(0.10)%	$(132,128)
Interest rates:
5 Year U.S. Treasury Note (415 contracts, settlement date March 2015)	0.01	17,500
30 Year U.S. Treasury Bond (34 contracts, settlement date March 2015)	0.03	42,875
Other	0.50	624,749

Total interest rates	0.54	685,124

Livestock	(0.01)	(14,180)
Metals	(0.75)	(950,059)
Softs	0.00	2,730
Stock indices	0.37	469,097

Total long futures contracts	0.05	60,584

Short futures contracts:
Energies	0.31	392,983
Interest rates	(0.10)	(120,616)
Livestock	0.03	35,540
Metals	0.49	624,953
Softs	0.23	285,307
Stock indices	0.07	83,917

Total short futures contracts	1.03	1,302,084

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.08	1,362,668
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.71)	(895,510)
Total short forward currency contracts	0.45	573,467

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.26)	(322,043)

TOTAL	0.82%	$1,040,625

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2014

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 03/15/2015	27.63%	$34,915,213
10,040,000	U.S. Treasury notes, 0.250%, 05/15/2015	7.95	10,047,452
30,970,000	U.S. Treasury notes, 0.250%, 07/15/2015	24.52	30,991,776
30,780,000	U.S. Treasury notes, 0.250%, 09/15/2015	24.37	30,793,827

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,752,447)	84.47%	$106,748,268

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014
INVESTMENT INCOME:
Interest income	$36,961	$33,366

EXPENSES:
Brokerage fees	775,163	710,055
Administrative expenses	85,105	73,084
Custody fees and other expenses	6,375	7,553
Total expenses	866,643	790,692

NET INVESTMENT LOSS	(829,682)	(757,326)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	8,110,332	4,161,212
Foreign exchange translation	(126,034)	(34,099)
Net change in unrealized:
Futures and forward currency contracts	1,670,831	(1,271,600)
Foreign exchange translation	93,652	1,730
Net gains from U.S. Treasury notes:
Realized	-	169
Net change in unrealized	28,580	272
Total net realized and unrealized gains	9,777,361	2,857,684

NET INCOME	8,947,679	2,100,358
LESS PROFIT SHARE TO GENERAL PARTNER	579,152	1,829
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$8,368,527	$2,098,529

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2015:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2015	$63,032,169	$60,881,449	$-	$2,466,186	$126,379,804
Contributions	7,493,000	-	1,094	-	7,494,094
Withdrawals	(575,351)	(2,190,732)	-	-	(2,766,083)
Net income	4,409,852	4,357,657	61	180,109	8,947,679
General Partner's allocation:
New Profit-Accrued	(562,631)	(16,521)	-	-	(579,152)
PARTNERS' CAPITAL-
March 31, 2015	$73,797,039	$63,031,853	$1,155	$2,646,295	$139,476,342

For the three months ended March 31, 2014:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2014	$61,875,986	$53,263,359	$-	$2,216,299	$117,355,644
Contributions	480,000	-	-	-	480,000
Withdrawals	(3,391,481)	(406,954)	-	-	(3,798,435)
Net income	867,932	1,180,261	-	52,165	2,100,358
General Partner's allocation:			-
New Profit-Accrued	(1,829)	-	-	-	(1,829)
PARTNERS' CAPITAL-
March 31, 2014	$59,830,608	$54,036,666	$-	$2,268,464	$116,135,738

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2015 and 2014	Limited Partners		Special Limited Partners
	2015	2014	2015	2014

Ratios to average capital:
Net investment loss (a)	(3.86)%	(3.97)%	(0.95)%	(1.12)%

Total expenses (a)	3.97%	4.08%	1.06%	1.23%
Profit share allocation (b)	0.80%	0.00%	0.03%	0.00%
Total expenses and profit share allocation	4.77%	4.08%	1.09%	1.23%

Total return before profit share allocation (b)	6.38%	1.50%	7.16%	2.22%
Less: profit share allocation (b)	0.80%	0.00%	0.03%	0.00%
Total return after profit share allocation	5.58%	1.50%	7.13%	2.22%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2015 and December 31, 2014 and the results of its operations for the three months ended March 31, 2015 and 2014 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2011 to 2014, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2014.

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

During the three months ended March 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2015 and December 31, 2014 in valuing the Partnership’s investments at fair value. At March 31, 2015 and December 31, 2014, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2015

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$116,744,722	$-	$116,744,722
Short-Term Money Market Fund*	18,717,896	-	18,717,896
Exchange-Traded Futures Contracts
Energies	562,158	-	562,158
Grains	25,784	-	25,784
Interest rates	1,694,221	-	1,694,221
Livestock	(16,390)	-	(16,390)
Metals	304,005	-	304,005
Softs	420,094	-	420,094
Stock indices	552,310	-	552,310

Total exchange-traded futures contracts	3,542,182	-	3,542,182

Over-the-Counter Forward Currency Contracts	-	(830,726)	(830,726)

Total futures and forward currency contracts (2)	3,542,182	(830,726)	2,711,456

Total financial assets at fair value	$139,004,800	$(830,726)	$138,174,074

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$21,799,332
Investments in U.S. Treasury notes			94,945,390
Total investments in U.S. Treasury notes			$116,744,722

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,542,182
Net unrealized depreciation on open futures and forward currency contracts			(830,726)
Total unrealized appreciation on open futures and forward currency contracts			$2,711,456

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,748,268	$-	$106,748,268
Short-Term Money Market Fund*	18,740,245	-	18,740,245
Exchange-Traded Futures Contracts
Energies	392,983	-	392,983
Grains	(132,128)	-	(132,128)
Interest rates	564,508	-	564,508
Livestock	21,360	-	21,360
Metals	(325,106)	-	(325,106)
Softs	288,037	-	288,037
Stock indices	553,014	-	553,014

Total exchange-traded futures contracts	1,362,668	-	1,362,668

Over-the-Counter Forward Currency Contracts	-	(322,043)	(322,043)

Total futures and forward currency contracts (2)	1,362,668	(322,043)	1,040,625

Total financial assets at fair value	$126,851,181	$(322,043)	$126,529,138

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$14,499,918
Investments in U.S. Treasury notes			92,248,350
Total investments in U.S. Treasury notes			$106,748,268

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,396,471
Net unrealized depreciation on open futures and forward currency contracts			(355,846)
Total unrealized appreciation on open futures and forward currency contracts			$1,040,625

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2015, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$599,383	$(37,225)	$562,158
Grains	700	(320)	77,008	(51,604)	25,784
Interest rates	1,750,775	(9,395)	20,441	(67,600)	1,694,221
Livestock	-	-	90	(16,480)	(16,390)
Metals	167,694	(237,859)	731,439	(357,269)	304,005
Softs	-	-	420,814	(720)	420,094
Stock indices	892,097	(409,602)	71,940	(2,125)	552,310
Total futures contracts	2,811,266	(657,176)	1,921,115	(533,023)	3,542,182

Forward currency contracts	743,580	(828,779)	750,583	(1,496,110)	(830,726)

Total futures and
forward currency contracts	$3,554,846	$(1,485,955)	$2,671,698	$(2,029,133)	$2,711,456

Fair Value of Futures and Forward Currency Contracts at December 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$409,768	$(16,785)	$392,983
Grains	275	(132,403)	-	-	(132,128)
Interest rates	1,143,514	(458,390)	-	(120,616)	564,508
Livestock	1,280	(15,460)	35,540	-	21,360
Metals	8,401	(958,460)	645,172	(20,219)	(325,106)
Softs	3,120	(390)	294,048	(8,741)	288,037
Stock indices	726,711	(257,614)	115,655	(31,738)	553,014
Total futures contracts	1,883,301	(1,822,717)	1,500,183	(198,099)	1,362,668

Forward currency contracts	347,015	(1,242,525)	1,347,542	(774,075)	(322,043)

Total futures and
forward currency contracts	$2,230,316	$(3,065,242)	$2,847,725	$(972,174)	$1,040,625

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2015 and 2014

Sector	Three months ended: March 31, 2015	Three months ended: March 31, 2014

Futures contracts:
Energies	$39,884	$336,377
Grains	(438,587)	822,453
Interest rates	4,446,071	3,002,908
Livestock	46,570	223,230
Metals	39,257	(1,450,825)
Softs	291,869	152,060
Stock indices	3,786,212	(336,173)

Total futures contracts	8,211,276	2,750,030

Forward currency contracts	1,569,887	139,582

Total futures and
forward currency contracts	$9,781,163	$2,889,612

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2015 and 2014 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2015 and 2014 was approximately $136,000,000 and $117,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2015 and 2014

	2015		2014
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$-	$14,054,781	$36,790,833	$12,269,512
Grains	1,710,636	3,877,444	15,655,725	9,827,037
Interest rates	208,504,292	24,568,313	281,038,440	24,801,084
Livestock	425,230	880,980	3,675,625	1,673,750
Metals	1,699,108	12,830,101	22,856,369	8,507,831
Softs	203,700	3,620,262	3,707,819	3,387,328
Stock indices	101,916,005	6,458,779	122,580,534	1,127,734

Total futures contracts	314,458,971	66,290,660	486,305,345	61,594,276

Forward currency contracts	32,617,737	57,342,514	138,480,127	7,883,333

Total futures and
forward currency contracts	$347,076,708	$123,633,174	$624,785,472	$69,477,609

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2015 and 2014. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime brokers including Deutsche Bank AG and Morgan Stanley & Co., LLC, gives the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Partnership ceased clearing trades through Barclays Capital Inc. and Barclays Bank PLC during June 2014 and October 2014, respectively.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Partnership’s financial statements.

Offsetting derivative assets at March 31, 2015

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,154,315	$(289,688)	$1,864,627
Counterparty D	2,578,066	(900,511)	1,677,555
Total assets	$4,732,381	$(1,190,199)	$3,542,182

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,557,258	$(1,176,018)	$381,240
Counterparty H	767,631	(318,145)	449,486
Total forward currency contracts	2,324,889	(1,494,163)	830,726

Total liabilities	$2,324,889	$(1,494,163)	$830,726

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$1,864,627	$-	$(1,864,627)	$-
Counterparty D	1,677,555	-	(1,677,555)	-

Total	$3,542,182	$-	$(3,542,182)	$-
		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty G	$381,240	$-	$(381,240)	$-
Counterparty H	449,486	-	(449,486)	-

Total	$830,726	$-	$(830,726)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2015.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2015.

Offsetting derivative assets and liabilities at December 31, 2014

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,755,738	$(487,705)	$1,268,033
Counterparty D	1,627,746	(1,533,111)	94,635
Total futures contracts	3,383,484	(2,020,816)	1,362,668

Forward currency contracts
Counterparty G	566,228	(532,425)	33,803
Total forward currency contracts	566,228	(532,425)	33,803

Total assets	$3,949,712	$(2,553,241)	$1,396,471
			(Continued)

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty H	$1,484,175	$(1,128,329)	$355,846
Total liabilities	$1,484,175	$(1,128,329)	$355,846
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$1,268,033	$-	$(1,268,033)	$-
Counterparty D	94,635	-	(94,635)	-
Counterparty G	33,803	-	(33,803)	-

Total	$1,396,471	$-	$(1,396,471)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty H	$355,846	$-	$(355,846)	$-

Total	$355,846	$-	$(355,846)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective broker.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2014.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2014.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $9,949,923 and $6,737,537 at March 31, 2015 and December 31, 2014, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2015 and 2014. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,		March 31,
	2015		2014
Profit share earned	$1,094		$-
Profit share accrued	578,058	(1)	1,829
Total profit share	$579,152		$1,829

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three months ended March 31, 2015 and 2014. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Administrative Expenses	$ 85,105	$ 73,084
Legal and Accounting Services Provided by TMC	$ 27,314	$ 36,793

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2015 and December 31, 2014, $0 was owed to the General Partner.

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin or collateral, generally within a range of 5% to 35% of an account’s net assets, though the amount may at any time be higher; and (4) prohibiting pyramiding - that is, using unrealized profits in a particular market as margin for additional positions in the same market. The General Partner attempts to control credit risk by causing the Partnership to deal exclusively with large, well-capitalized financial institutions as brokers and counterparties.

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

During its operations for the three months ended March 31, 2015, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2015

Month Ending:	Total Partners' Capital

March 31, 2015	$139,476,342
December 31, 2014	126,379,804

Three Months ended
Change in Partners' Capital	$13,096,538
Percent Change	10.36%

THREE MONTHS ENDED MARCH 31, 2015

The increase in the Partnership’s net assets of $13,096,538 was attributable to net income after profit share of $8,368,527 and contributions of $7,494,094 which was partially offset by withdrawals of $2,776,083.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2015 increased $65,108 relative to the corresponding period in 2014. The increase was due to an increase in average net assets of the Partnership during the three months ended March 31, 2015, relative to the corresponding period in 2014.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended March 31, 2015 increased $12,021 relative to the corresponding period in 2014. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended March 31, 2015, relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2015 increased $3,595 relative to the corresponding period in 2014. This increase was due predominantly to an increase in average net assets during the three months ended March 31, 2015 relative to the corresponding period in 2014.

During the three months ended March 31, 2015, the Partnership experienced net realized and unrealized gains of $9,777,361 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $775,163, administrative expenses of $85,105, custody fees and other expenses of $6,375 and an accrued profit share to the General Partner of $579,152 were incurred. Interest income of $36,961 partially offset the Partnership's expenses resulting in net income after profit share to the General Partner of $8,368,527. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.21%
Energies	(0.01)%
Grains	(0.31)%
Interest rates	3.42%
Livestock	0.05%
Metals	0.05%
Softs	0.24%
Stock indices	2.79%

Trading Gain	7.44%

MANAGEMENT DISCUSSION – 2015

Three months ended March 31, 2015

Solid first quarter performance was led by gains from trading of financial markets—interest rate and equity futures, and currency forwards.  Commodity futures trading was nearly flat as losses from trading grain futures were countered by gains from trading soft, metal and livestock futures.

The European Central Bank’s historic Quantitative easing announcement, several easing moves by the People’s Bank of China and more than 20 other official interest rate reductions led to sharp gains on long positions in U.S. interest rate futures across the yield curve.  Long positions in German, Italian, French, Canadian and Australian notes and bonds also registered profits.  A long position in short-term sterling rates was profitable as events suggested that any tightening of U.K. monetary policy would be delayed.

The more accommodative monetary policy environment and some improvement in growth indicators for Europe led to gains on long positions in Continental European, Chinese, Hong Kong, Japanese and Australian equity futures.  On the other hand, a short Korean kospi futures trade was unprofitable.  Meanwhile, U.S. equity futures, after reaching record levels, stagnated in the wake of the stronger dollar, disappointing earnings reports, and a first quarter growth slowdown.

Currency markets were volatile during the quarter, although a solid U.S. economic outlook, generally higher relative interest rates, and some safe haven cachet underpinned the U.S. dollar. Still, a tentative Russia/ Ukraine ceasefire and temporary bouts of sanity around the Greek crisis periodically took some steam out of the dollar. Overall, long dollar positions versus the euro, Czech koruna, Swedish krona, Turkish lira, Brazilian real and Canadian dollar were profitable. On the other hand, a long dollar/short Swiss franc trade sustained a large loss when, on January 15th, the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared 15%. Long dollar trades against the South African, Norwegian and New Zealand currencies produced small losses.

Grain prices recovered a bit after the USDA projected a reduction in planting acreage for the current crop year. Consequently, short wheat positions, and to a lesser extent trading of corn, soybeans, soybean meal and bean oil produced minor losses.  Coffee and sugar prices continued to fall and short positions in both were profitable.  A short hog trade was marginally positive.

Energy trading was flat as the gains from short WTI crude and natural gas positions offset the losses from short Brent crude, heating oil and London gas oil trades.  Metal trading was also nearly flat with gains from short aluminum, silver and nickel positions and trading of gold marginally outpacing the losses from short copper, zinc and platinum positions and trading of palladium.

Period ended March 31, 2014

Month Ending:	Total Partners' Capital

March 31, 2014	$116,135,738
December 31, 2013	117,355,644

Three Months ended
Change in Partners' Capital	$(1,219,906)
Percent Change	(1.04)%

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

MANAGEMENT DISCUSSION –2014

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2015.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1,  2015,  February 1, 2015 and March 1, 2015, the Partnership sold Interests to new and existing limited partners of $3,139,000, $2,409,000 and  $1,945,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2015:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2015	$ (467,504)	$ (9,126)	$ (476,630)
February 28, 2015	(23,467)	(14,524)	(37,991)
March 31, 2015	(84,380)	(2,167,082)	(2,251,462)
Total	$ (575,351)	$ (2,190,732)	$ (2,766,083)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2015		(Principal Accounting Officer)