Form 10-K/A
period 2014-12-31
NESTOR PARTNERS
filed 2015-05-26
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

DELAWARE	22-2149317
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
Greenwich, Connecticut 06830	Not applicable

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Beneficial Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑      No ☐

Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

1

EXPLANATORY NOTE

      This Form 10-K/A (Amendment No. 1) (“Form 10-K/A”) is being filed by Nestor Partners (the “Partnership”) to amend the Partnership’s disclosure in Item 8, Financial Statements and Supplementary Data (including Exhibit 13.01) to the Form 10-K for the year ended December 31, 2014 that was originally filed with the Securities and Exchange Commission on March 30, 2015 (the “Original Form 10-K”). These financial statements in the Original Form 10-K inadvertently omitted the audit report of Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm.

      Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-K with the Securities and Exchange Commission on March 30, 2015. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Partnership’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

2

Item 8.	Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2014 and 2013, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

3

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of May, 2015.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chief Executive	May 26, 2015
Harvey Beker	Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	May 26, 2015
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	May 26, 2015
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	May 26, 2015
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

4

EXHIBIT INDEX

The following exhibits are included herewith

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

5