Form 10-Q
period 2015-06-30
NESTOR PARTNERS
filed 2015-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2015

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
For the three and six months ended June 30, 2015 and 2014 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2015 and December 31, 2014 (unaudited)
(b) For the three and six months ended June 30, 2015 and 2014 (unaudited)
(c) For the six months ended June 30, 2015 and 2014 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $20,089,609 and $14,499,118)	$20,091,375	$14,499,918
Net unrealized appreciation on open futures and forward
currency contracts	730,072	1,396,471
Due from brokers	269,588	3,100,309
Cash denominated in foreign currencies (cost $1,984,958
and $1,529,032)	1,948,880	1,413,316

Total equity in trading accounts	23,039,915	20,410,014

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $96,600,644 and $92,253,329)	96,632,622	92,248,350

CASH AND CASH EQUIVALENTS	12,427,506	18,990,245

ACCRUED INTEREST RECEIVABLE	86,737	101,013

TOTAL	$132,186,780	$131,749,622

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$150,000	$3,139,000
Net unrealized depreciation on open futures and forward
currency contracts	402,500	355,846
Accrued brokerage fees	239,700	211,866
Cash denominated in foreign currencies (cost $0
and $179,983)	-	183,943
Accrued expenses	154,452	107,844
Capital withdrawals payable	1,122,821	1,371,319

Total liabilities	2,069,473	5,369,818

PARTNERS' CAPITAL	130,117,307	126,379,804

TOTAL	$132,186,780	$131,749,622

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2015 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$41,680
Grains	0.44	578,915
Interest rates:
2 Year U.S. Treasury Note (590 contracts, settlement date September 2015)	0.16	209,750
5 Year U.S. Treasury Note (381 contracts, settlement date September 2015)	0.03	43,492
30 Year U.S. Treasury Bond (6 contracts, settlement date September 2015)	0.00	5,719
Other	0.30	372,934

Total interest rates	0.49	631,895

Metals	(0.97)	(1,259,667)
Softs	0.04	53,995
Stock indices	(1.31)	(1,715,056)

Total long futures contracts	(1.28)	(1,668,238)

Short futures contracts:
Energies	(0.00)	(2,851)
Grains	(0.28)	(357,976)
Interest rates	(0.02)	(22,277)
Livestock	0.06	73,320
Metals	1.63	2,121,406
Softs	0.00	(117)
Stock indices	(0.08)	(103,108)

Total short futures contracts	1.31	1,708,397

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.03	40,159
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.02)	(26,093)
Total short forward currency contracts	0.24	313,506

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.22	287,413

TOTAL	0.25%	$327,572

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2015 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,970,000	U.S. Treasury notes, 0.250%, 07/15/2015	23.80%	$30,972,420
30,780,000	U.S. Treasury notes, 0.250%, 09/15/2015	23.67	30,795,029
34,890,000	U.S. Treasury notes, 0.375%, 04/30/2016	26.84	34,922,028
20,040,000	U.S. Treasury notes, 0.250%, 05/15/2016	15.40	20,034,520

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $116,690,253)	89.71%	$116,723,997

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2014

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	(0.10)%	$(132,128)
Interest rates:
5 Year U.S. Treasury Note (415 contracts, settlement date March 2015)	0.01	17,500
30 Year U.S. Treasury Bond (34 contracts, settlement date March 2015)	0.03	42,875
Other	0.50	624,749

Total interest rates	0.54	685,124

Livestock	(0.01)	(14,180)
Metals	(0.75)	(950,059)
Softs	0.00	2,730
Stock indices	0.37	469,097

Total long futures contracts	0.05	60,584

Short futures contracts:
Energies	0.31	392,983
Interest rates	(0.10)	(120,616)
Livestock	0.03	35,540
Metals	0.49	624,953
Softs	0.23	285,307
Stock indices	0.07	83,917

Total short futures contracts	1.03	1,302,084

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.08	1,362,668
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.71)	(895,510)
Total short forward currency contracts	0.45	573,467

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.26)	(322,043)

TOTAL	0.82%	$1,040,625

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2014

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 03/15/2015	27.63%	$34,915,213
10,040,000	U.S. Treasury notes, 0.250%, 05/15/2015	7.95	10,047,452
30,970,000	U.S. Treasury notes, 0.250%, 07/15/2015	24.52	30,991,776
30,780,000	U.S. Treasury notes, 0.250%, 09/15/2015	24.37	30,793,827

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,752,447)	84.47%	$106,748,268

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
Interest income	$58,284	$33,479

EXPENSES:
Brokerage fees	789,278	696,531
Administrative expenses	84,287	75,580
Custody fees and other expenses	7,219	9,471
Total expenses	880,784	781,582

NET INVESTMENT LOSS	(822,500)	(748,103)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(7,522,245)	8,834,975
Foreign exchange translation	(54,000)	16,148
Net change in unrealized:
Futures and forward currency contracts	(2,383,884)	1,948,923
Foreign exchange translation	(10,054)	(4,278)
Net gains from U.S. Treasury notes:
Realized	-	-
Net change in unrealized	9,343	5,028
Total net realized and unrealized gains (losses)	(9,960,840)	10,800,796

NET INCOME (LOSS)	(10,783,340)	10,052,693
LESS PROFIT SHARE TO GENERAL PARTNER	(574,949)	33,702
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(10,208,391)	$10,018,991

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2015	June 30, 2014
INVESTMENT INCOME:
Interest income	$95,245	$66,845

EXPENSES:
Brokerage fees	1,564,441	1,406,586
Administrative expenses	169,392	148,664
Custody fees and other expenses	13,594	17,024

Total expenses	1,747,427	1,572,274

NET INVESTMENT LOSS	(1,652,182)	(1,505,429)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	588,087	12,996,187
Foreign exchange translation	(180,034)	(17,951)
Net change in unrealized:
Futures and forward currency contracts	(713,053)	677,323
Foreign exchange translation	83,598	(2,548)
Net gains from U.S. Treasury notes:
Realized	-	169
Net change in unrealized	37,923	5,300

Total net realized and unrealized gains (losses)	(183,479)	13,658,480

NET INCOME (LOSS)	(1,835,661)	12,153,051
LESS PROFIT SHARE TO GENERAL PARTNER	4,203	35,531
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(1,839,864)	$12,117,520

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2015:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2015	$63,032,169	$60,881,449	$-	$2,466,186	$126,379,804
Contributions	10,215,000	-	4,203	-	10,219,203
Withdrawals	(1,128,558)	(3,513,278)	-	-	(4,641,836)
Net loss	(1,649,420)	(178,361)	(225)	(7,655)	(1,835,661)
General Partner's allocation:
New Profit-Accrued	(2,137)	(2,066)	-	-	(4,203)
PARTNERS' CAPITAL-
June 30, 2015	$70,467,054	$57,187,744	$3,978	$2,458,531	$130,117,307

For the six months ended June 30, 2014:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2014	$61,875,986	$53,263,359	$-	$2,216,299	$117,355,644
Contributions	656,000	-	-	-	656,000
Withdrawals	(7,603,054)	(885,401)	-	-	(8,488,455)
Net income	5,751,718	6,136,852	-	264,481	12,153,051
General Partner's allocation:			-
New Profit-Accrued	(35,531)	-	-	-	(35,531)
PARTNERS' CAPITAL-
June 30, 2014	$60,645,119	$58,514,810	$-	$2,480,780	$121,640,709

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2015 and 2014	Limited Partners		Special Limited Partners
	2015	2014	2015	2014

Ratios to average capital:
Net investment loss (a)	(3.84)%	(3.88)%	(0.83)%	(1.06)%

Total expenses (a)	4.01%	3.99%	1.00%	1.17%
Profit share allocation (b)	(0.77)%	0.06%	(0.02)%	0.00%
Total expenses and profit share allocation	3.24%	4.05%	0.98%	1.17%

Total return before profit share allocation (b)	(8.00)%	8.45%	(7.21)%	9.21%
Less: profit share allocation (b)	(0.77)%	0.06%	(0.02)%	0.00%
Total return after profit share allocation	(7.23)%	8.39%	(7.19)%	9.21%

(a) annualized
(b) not annualized

For the six months ended June 30, 2015 and 2014	Limited Partners		Special Limited Partners
	2015	2014	2015	2014

Ratios to average capital:
Net investment loss (a)	(3.85)%	(3.93)%	(0.89)%	(1.10)%

Total expenses (a)	3.99%	4.04%	1.03%	1.21%
Profit share allocation (b)	0.00%	0.06%	0.00%	0.00%
Total expenses and profit share allocation	3.99%	4.10%	1.03%	1.21%

Total return before profit share allocation (b)	(2.06)%	10.07%	(0.58)%	11.64%
Less: profit share allocation (b)	0.00%	0.06%	0.00%	0.00%
Total return after profit share allocation	(2.06)%	10.01%	(0.58)%	11.64%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and six months ended June 30, 2015 and 2014 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

During the three and six months ended June 30, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2015 and December 31, 2014 in valuing the Partnership’s investments at fair value. At June 30, 2015 and December 31, 2014, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of June 30, 2015

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$116,723,997	$-	$116,723,997
Short-Term Money Market Fund*	12,177,506	-	12,177,506
Exchange-Traded Futures Contracts
Energies	38,829	-	38,829
Grains	220,939	-	220,939
Interest rates	609,618	-	609,618
Livestock	73,320	-	73,320
Metals	861,739	-	861,739
Softs	53,878	-	53,878
Stock indices	(1,818,164)	-	(1,818,164)

Total exchange-traded futures contracts	40,159	-	40,159

Over-the-Counter Forward Currency Contracts	-	287,413	287,413

Total futures and forward currency contracts (2)	40,159	287,413	327,572

Total financial assets at fair value	$128,941,662	$287,413	$129,229,075

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,091,375
Investments in U.S. Treasury notes held in custody			96,632,622
Total investments in U.S. Treasury notes			$116,723,997

(2)
Net unrealized appreciation on open futures and forward currency contracts			$730,072
Net unrealized depreciation on open futures and forward currency contracts			(402,500)
Total unrealized appreciation on open futures and forward currency contracts			$327,572

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,748,268	$-	$106,748,268
Short-Term Money Market Fund*	18,740,245	-	18,740,245
Exchange-Traded Futures Contracts
Energies	392,983	-	392,983
Grains	(132,128)	-	(132,128)
Interest rates	564,508	-	564,508
Livestock	21,360	-	21,360
Metals	(325,106)	-	(325,106)
Softs	288,037	-	288,037
Stock indices	553,014	-	553,014

Total exchange-traded futures contracts	1,362,668	-	1,362,668

Over-the-Counter Forward Currency Contracts	-	(322,043)	(322,043)

Total futures and forward currency contracts (2)	1,362,668	(322,043)	1,040,625

Total financial assets at fair value	$126,851,181	$(322,043)	$126,529,138

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts (as collateral)			$14,499,918
Investments in U.S. Treasury notes			92,248,350
Total investments in U.S. Treasury notes			$106,748,268

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,396,471
Net unrealized depreciation on open futures and forward currency contracts			(355,846)
Total unrealized appreciation on open futures and forward currency contracts			$1,040,625

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2015, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$57,441	$(15,761)	$10,449	$(13,300)	$38,829
Grains	578,915	-	-	(357,976)	220,939
Interest rates	822,421	(190,526)	-	(22,277)	609,618
Livestock	-	-	73,320	-	73,320
Metals	8,988	(1,268,655)	2,123,529	(2,123)	861,739
Softs	54,025	(30)	54,540	(54,657)	53,878
Stock indices	117,481	(1,832,537)	742	(103,850)	(1,818,164)
Total futures contracts	1,639,271	(3,307,509)	2,262,580	(554,183)	40,159

Forward currency contracts	820,500	(846,593)	770,842	(457,336)	287,413

Total futures and
forward currency contracts	$2,459,771	$(4,154,102)	$3,033,422	$(1,011,519)	$327,572

Fair Value of Futures and Forward Currency Contracts at December 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$409,768	$(16,785)	$392,983
Grains	275	(132,403)	-	-	(132,128)
Interest rates	1,143,514	(458,390)	-	(120,616)	564,508
Livestock	1,280	(15,460)	35,540	-	21,360
Metals	8,401	(958,460)	645,172	(20,219)	(325,106)
Softs	3,120	(390)	294,048	(8,741)	288,037
Stock indices	726,711	(257,614)	115,655	(31,738)	553,014
Total futures contracts	1,883,301	(1,822,717)	1,500,183	(198,099)	1,362,668

Forward currency contracts	347,015	(1,242,525)	1,347,542	(774,075)	(322,043)

Total futures and
forward currency contracts	$2,230,316	$(3,065,242)	$2,847,725	$(972,174)	$1,040,625

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2015 and 2014

Sector	Three months ended: June 30, 2015	Three months ended: June 30, 2014	Six months ended: June 30, 2015	Six months ended: June 30, 2014

Futures contracts:
Energies	$(2,989,877)	$769,317	$(2,949,993)	$1,105,694
Grains	(155,993)	(594,232)	(594,580)	228,221
Interest rates	(3,831,407)	5,056,773	614,664	8,059,681
Livestock	23,410	175,460	69,980	398,690
Metals	452,840	10,959	492,097	(1,439,866)
Softs	(115,776)	(16,418)	176,093	135,642
Stock indices	(757,616)	3,470,255	3,028,596	3,134,082

Total futures contracts	(7,374,419)	8,872,114	836,857	11,622,144

Forward currency contracts	(2,531,710)	1,911,784	(961,823)	2,051,366

Total futures and
forward currency contracts	$(9,906,129)	$10,783,898	$(124,966)	$13,673,510

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2015 and 2014 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2015 and 2014 was approximately $135,000,000 and $119,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2015 and 2014

	2015		2014
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$1,448,663	$9,825,926	$43,187,540	$16,434,889
Grains	4,207,213	3,424,191	12,834,349	10,423,528
Interest rates	211,081,309	18,252,128	336,815,868	16,597,615
Livestock	283,487	815,403	3,825,823	1,863,333
Metals	1,132,739	16,090,270	19,597,600	6,694,788
Softs	725,130	3,439,708	3,518,628	3,285,744
Stock indices	104,505,168	4,724,210	127,966,284	1,038,173

Total futures contracts	323,383,709	56,571,836	547,746,092	56,338,070

Forward currency contracts	46,143,784	48,596,808	149,971,988	12,659,725

Total futures and
forward currency contracts	$369,527,493	$105,168,644	$697,718,080	$68,997,795

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2015 and 2014. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and J.P. Morgan Securities LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Partnership ceased clearing trades through Barclays Capital Inc. and Barclays Bank PLC during June 2014 and October 2014, respectively.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Partnership’s financial statements. The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at June 30, 2015 and December 31, 2014.

Offsetting derivative assets at June 30, 2015

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty D	$2,915,592	$(2,580,117)	$335,475
Total futures contracts	2,915,592	(2,580,117)	335,475

Forward currency contracts
Counterparty G	1,225,342	(830,745)	394,597

Total assets	$4,140,934	$(3,410,862)	$730,072

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,281,575	$(986,259)	$295,316
Total futures contracts	1,281,575	(986,259)	295,316

Forward currency contracts
Counterparty H	473,184	(366,000)	107,184

Total liabilities	$1,754,759	$(1,352,259)	$402,500

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty D	$335,475	$-	$(335,475)	$-
Counterparty G	394,597	-	-	394,597

Total	$730,072	$-	$(335,475)	$394,597

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty C	$295,316	$-	$(295,316)	$-
Counterparty H	107,184	-	(107,184)	-

Total	$402,500	$-	$(402,500)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2015.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2015.

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

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $8,953,706 and $6,737,537 at June 30, 2015 and December 31, 2014, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2015 and 2014. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2015	2014
Profit share earned	$3,109	$-
Reversal of profit share	(578,058)	(1,829)
Profit share accrued	-	35,531
Total profit share	$(574,949)	$33,702

	Six months ended:
	June 30,	June 30,
	2015	2014
Profit share earned	$4,203	$-
Profit share accrued	-	35,531
Total profit share	$4,203	$35,531

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and six months ended June 30, 2015 and 2014. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Administrative Expenses	$ 84,287	$ 75,580	$ 169,392	$ 148,664
Legal and Accounting Services Provided by TMC	$ 53,979	$ 4,259	$ 81,293	$ 41,052

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2015 and December 31, 2014, $0 was owed to the General Partner.

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

The Partnership trades futures, forwards, and spot contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forwards, and spot contracts, or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Partnership.

Due to the nature of the Partnership’s business, substantially all its assets are represented by cash, cash equivalents, and U.S. government obligations while the Partnership maintains its market exposure through open futures, forwards, and spot currency contract positions.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures, forwards, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures, forwards and spot trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three and six months ended June 30, 2015, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Partnership records its transactions in futures, forwards and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the average midpoint of bid/ask quotations at the last second ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2015

Month Ending:		Total Partners' Capital

June 30, 2015		$130,117,307
March 31, 2015		139,476,342
December 31, 2014		126,379,804

	Three Months ended	Six Months ended
Change in Partners' Capital	$(9,359,035)	$3,737,503
Percent Change	(6.71)%	2.96%

THREE MONTHS ENDED JUNE 30, 2015

The decrease in the Partnership’s net assets of $9,359,035 was attributable to net loss after profit share of $10,208,391 and withdrawals of $1,875,753, which were partially offset by contributions of $2,725,109.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2015 increased  $92,747 relative to the corresponding period in 2014.  The increase was due to an increase in average net assets of the Partnership during the three months ended June 30, 2015, relative to the corresponding period in 2014.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended June 30, 2015 increased $8,707 relative to the corresponding period in 2014. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended June 30, 2015, relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2015 increased $24,805 relative to the corresponding period in 2014. This increase was due predominantly to an increase in average net assets during the three months ended June 30, 2015 relative to the corresponding period in 2014.

During the three months ended June 30, 2015, the Partnership experienced net realized and unrealized losses of $9,960,840 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $789,278, administrative expenses of $84,287, and custody fees and other expenses of $7,219 were incurred. Interest income of $58,284 and the reversal of accrued profit share to the General Partner of $574,949 partially offset the Partnership's  expenses resulting in net loss after profit share to the General Partner of $10,208,391. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.80)%
Energies	(2.09)%
Grains	(0.09)%
Interest rates	(2.73)%
Livestock	0.04%
Metals	0.37%
Softs	(0.06)%
Stock indices	(0.63)%

Trading Loss	(6.99)%

SIX MONTHS ENDED JUNE 30, 2015

The increase in the Partnership’s net assets of $3,737,503 was attributable to contributions of $10,219,203, which were partially offset by net loss after profit share of $1,839,864 and withdrawals of $4,641,836.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2015 increased $157,855 relative to the corresponding period in 2014. The increase was due an increase in average net assets of the Partnership during the six months ended June 30, 2015, relative to the corresponding period in 2014.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the six months ended June 30, 2015 increased $20,728 relative to the corresponding period in 2014. The increase was due mainly to an increase in the Partnership’s average net assets during the six months ended June 30, 2015, relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2015 increased $28,400 relative to the corresponding period in 2014. This increase was due predominantly to an increase in average net assets during the six months ended June 30, 2015 relative to the corresponding period in 2014.

During the six months ended June 30, 2015, the Partnership experienced net realized and unrealized losses of $183,479 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,564,441, administrative expenses of $169,392, custody fees and other expenses of $13,594 and an accrued profit share to the General Partner of $4,203 were incurred. Interest income of $95,245 partially offset the Partnership's expenses resulting in net loss after profit share to the General Partner of $1,839,864. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.66)%
Energies	(2.15)%
Grains	(0.45)%
Interest rates	0.54%
Livestock	0.04%
Metals	0.37%
Softs	0.13%
Stock indices	2.09%

Trading Loss	(0.09)%

MANAGEMENT DISCUSSION –2015

Three months ended June 30, 2015

The Partnership sustained a loss as a number of profitable, consensus trades from the first quarter proved unprofitable in the second quarter.  Long positions in interest rate futures, equity futures, and U.S. dollar forwards and short euro currency trades were unprofitable. Short energy futures trades were unprofitable as well. On the other hand, trading of metal futures was profitable, while trading of soft and agricultural commodities was nearly flat.

The sanguine attitude towards Greece from the first quarter became a second quarter ebb and flow of meetings, proposals, information and recriminations around the Greek crisis, culminating in the imposition of capital controls; a week-long bank holiday; and a nationwide referendum that rattled equity, bond and currency markets. The U.S. economy rebounded from its poor first quarter performance, although inflation and wages did not register explicit improvements. Consequently, the on-again, off-again prospects for a Federal Reserve rate increase added to market anxiety.  Finally, uncertainty about China’s growth prospects were compounded late in the period by the sudden, precipitous collapse in Chinese equity markets.

The prices of German, French, and Italian note and bond futures, which had risen precipitously in the wake of the European Central Bank’s quantitative easing program, reversed course abruptly, driving rates sharply higher as analysts questioned the extraordinarily low levels they had reached particularly as EU economic data was improving and the Greek situation seemed to defy solution. Consequently, long positions in Continental European note and bond futures were unprofitable. Though the path was not a straight line partly due to reduced global bond market liquidity, better U.S. economic news pushed U.S. interest rates higher, producing losses from long positions in U.S. note and bond futures. Long positions in Japanese bond futures, U.K. bond futures, and short sterling futures also registered losses. Long positions in U.S. 2-year notes and short term euro-U.S. dollar futures did register small gains.

The path of equity prices during the quarter was uneven across time and markets. Equity futures were buffeted in a positive way by improving economic data from the U.S. and Europe, and in a negative way by the unfolding Greek tragedy; by economic growth concerns and wild swings in equity markets in China that prompted a Bank of China rate cut; and by worries about the timing of possible federal funds rate increases. In the end, the negative influences carried the day. Long positions in European, British, Canadian, Australian, Korean and Taiwanese equity futures posted losses, especially in June. Meanwhile, long positions in Chinese, Hong Kong and Japanese futures remained profitable even after posting losses in May and June.  As volatility spiked in June, the gain from a short VIX position was pared back.

Currency trading was also volatile during the quarter.  In April and early May, the poor results from the U.S. first quarter GDP report raised the likelihood that an anticipated Federal Reserve interest rate increase would be delayed.  Consequently, long U.S. dollar positions registered losses and were reduced or reversed.  Later on, the U.S. dollar steadied as U.S. economic data recovered and as the situations in China and Greece deteriorated.  On balance, trading the U.S. dollar against the currencies of Australia, the U.K., Canada, Brazil, Chile, Columbia, Czech Republic, Sweden, and Korea was unprofitable.  Short euro trades versus several currencies were also unprofitable.  The gain from a long U.S. dollar/short Japanese yen trade provided a partial offset.

Energy prices moved higher in April amid signs of a growth improvement in Europe and a weakening dollar.  Consequently, short positions in crude oil, crude oil products and natural gas generated losses and were scaled back.

Short positions in aluminum, copper, palladium, platinum, and silver were profitable, particularly in May and June, as China’s slowdown and equity turmoil led to reduced demand and some increased supplies on world markets.  Increased palladium and platinum production from South Africa also weighed on prices. Meanwhile, a sharp swing in the price of zinc led to a loss on a long position, and trading of gold was also unprofitable.

Grain prices, which have been falling rather persistently, rose somewhat late in the period as heavy rains in the U.S. threatened to delay harvests of some crops and planting of others.  Consequently, losses on short corn and wheat positions outweighed the gains from long soybean and soybean meal trades.

The loss on a short sugar trade slightly outweighed the gains from a long cocoa position and a short coffee trade.

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

The more accommodative monetary policy environment and some improvement in growth indicators for Europe led to gains on long positions in Continental European, Chinese, Hong Kong, Japanese, and Australian equity futures. On the other hand, a short Korean kospi futures trade was unprofitable.  Meanwhile, U.S. equity futures, after reaching record levels, stagnated in the wake of the stronger dollar, disappointing earnings reports, and a first quarter growth slowdown.

Currency markets were volatile during the quarter, although a solid U.S. economic outlook, generally higher relative interest rates, and some safe haven cachet underpinned the U.S. dollar. Still, a tentative Russia/ Ukraine ceasefire and temporary bouts of sanity around the Greek crisis periodically took some steam out of the dollar. Overall, long dollar positions versus the euro, Czech koruna, Swedish krona, Turkish lira, Brazilian real, and Canadian dollar were profitable. On the other hand, a long U.S. dollar/short Swiss franc trade sustained a large loss when, on January 15th, the Swiss National Bank unexpectedly ended the franc’s peg to the euro and the franc soared 15%. Long U.S. dollar trades against the South African, Norwegian, and New Zealand currencies produced small losses.

Grain prices recovered a bit after the USDA projected a reduction in planting acreage for the current crop year. Consequently, short wheat positions, and to a lesser extent trading of corn, soybeans, soybean meal and bean oil produced minor losses. Coffee and sugar prices continued to fall and short positions in both were profitable. A short hog trade was marginally positive.

Energy trading was flat as the gains from short WTI crude and natural gas positions offset the losses from short Brent crude, heating oil, and London gas oil trades.  Metal trading was also nearly flat with gains from short aluminum, silver, and nickel positions and trading of gold marginally outpacing the losses from short copper, zinc, and platinum positions and trading of palladium.

Periods ended June 30, 2014

Month Ending:		Total Partners' Capital

June 30, 2014		$121,640,709
March 31, 2014		116,135,738
December 31, 2013		117,355,644

	Three Months ended	Six Months ended
Change in Partners' Capital	$5,504,971	$4,285,065
Percent Change	4.74%	3.65%

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

MANAGEMENT DISCUSSION –2014

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2015.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On April 1,  2015,  May 1, 2015 and June 1, 2015 the Partnership sold Interests to new and existing limited partners of $2,047,000,  $500,000 and  $175,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2015:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2015	$ (65,766)	$ (200,983)	$ (266,749)
May 31, 2015	(286,182)	(200,000)	(486,182)
June 30, 2015	(201,259)	(921,563)	(1,122,822)
Total	$ (553,207)	$ (1,322,546)	$ (1,875,753)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2015		(Principal Accounting Officer)