Form 10-Q
period 2015-09-30
NESTOR PARTNERS
filed 2015-11-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2015

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
For the three and nine months ended September 30, 2015 and 2014 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2015 and December 31, 2014 (unaudited)
(b) For the three and nine months ended September 30, 2015 and 2014 (unaudited)
(c) For the nine months ended September 30, 2015 and 2014 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $19,911,779 and $14,499,118)	$19,922,447	$14,499,918
Net unrealized appreciation on open futures and forward
currency contracts	2,176,483	1,396,471
Due from brokers	8,246,756	3,100,309
Cash denominated in foreign currencies (cost $1,217,405
and $1,529,032)	1,194,690	1,413,316

Total equity in trading accounts	31,540,376	20,410,014

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $96,974,561 and $92,253,329)	97,023,720	92,248,350

CASH AND CASH EQUIVALENTS	10,572,897	18,990,245

ACCRUED INTEREST RECEIVABLE	126,533	101,013

TOTAL	$139,263,526	$131,749,622

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$16,000	$3,139,000
Net unrealized depreciation on open futures and forward
currency contracts	931,063	355,846
Accrued brokerage fees	252,164	211,866
Cash denominated in foreign currencies (cost $676,270
and $179,983)	673,245	183,943
Accrued expenses	239,559	107,844
Capital withdrawals payable	3,149,797	1,371,319
Due to General Partner	631	-
Other liabilities	250,309	-

Total liabilities	5,512,768	5,369,818

PARTNERS' CAPITAL	133,750,758	126,379,804

TOTAL	$139,263,526	$131,749,622

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2015 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.00%	$110
Grains	(0.01)	(12,830)
Interest rates:
2 Year U.S. Treasury Note (450 contracts, settlement date December 2015)	0.05	65,312
5 Year U.S. Treasury Note (378 contracts, settlement date December 2015)	0.05	74,390
10 Year U.S. Treasury Note (190 contracts, settlement date December 2015)	0.02	26,984
Other	1.18	1,576,723

Total interest rates	1.30	1,743,409

Metals	(0.12)	(164,937)
Softs	0.04	58,032
Stock indices	(0.33)	(440,153)

Total long futures contracts	0.88	1,183,631

Short futures contracts:
Energies	0.12	156,027
Grains	(0.12)	(163,963)
Livestock	0.08	109,620
Metals	0.58	781,493
Softs	0.05	68,724
Stock indices	0.03	40,951

Total short futures contracts	0.74	992,852

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.62	2,176,483
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.86)	(1,153,540)
Total short forward currency contracts	0.17	222,477

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.69)	(931,063)

TOTAL	0.93%	$1,245,420

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2015 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 04/30/2016	26.11%	$34,926,117
20,040,000	U.S. Treasury notes, 0.250%, 05/15/2016	14.99	20,043,523
30,970,000	U.S. Treasury notes, 0.625%, 07/15/2016	23.22	31,049,240
30,780,000	U.S. Treasury notes, 0.875%, 09/15/2016	23.12	30,927,287

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $116,886,340)	87.44%	$116,946,167

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2014

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	(0.10)%	$(132,128)
Interest rates:
5 Year U.S. Treasury Note (415 contracts, settlement date March 2015)	0.01	17,500
30 Year U.S. Treasury Bond (34 contracts, settlement date March 2015)	0.03	42,875
Other	0.50	624,749

Total interest rates	0.54	685,124

Livestock	(0.01)	(14,180)
Metals	(0.75)	(950,059)
Softs	0.00	2,730
Stock indices	0.37	469,097

Total long futures contracts	0.05	60,584

Short futures contracts:
Energies	0.31	392,983
Interest rates	(0.10)	(120,616)
Livestock	0.03	35,540
Metals	0.49	624,953
Softs	0.23	285,307
Stock indices	0.07	83,917

Total short futures contracts	1.03	1,302,084

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.08	1,362,668
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.71)	(895,510)
Total short forward currency contracts	0.45	573,467

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.26)	(322,043)

TOTAL	0.82%	$1,040,625

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2014

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 03/15/2015	27.63%	$34,915,213
10,040,000	U.S. Treasury notes, 0.250%, 05/15/2015	7.95	10,047,452
30,970,000	U.S. Treasury notes, 0.250%, 07/15/2015	24.52	30,991,776
30,780,000	U.S. Treasury notes, 0.250%, 09/15/2015	24.37	30,793,827

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,752,447)	84.47%	$106,748,268

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2015	September 30, 2014
INVESTMENT INCOME:
Interest income	$78,120	$33,278

EXPENSES:
Brokerage fees	796,298	700,596
Administrative expenses	85,107	76,792
Custody fees and other expenses	6,897	6,414
Total expenses	888,302	783,802

NET INVESTMENT LOSS	(810,182)	(750,524)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,686,474	6,600,758
Foreign exchange translation	(140,043)	59,041
Net change in unrealized:
Futures and forward currency contracts	917,848	(2,516,356)
Foreign exchange translation	16,388	(77,769)
Net gains from U.S. Treasury notes:
Net change in unrealized	26,083	13,701
Total net realized and unrealized gains	8,506,750	4,079,375

NET INCOME	7,696,568	3,328,851
LESS PROFIT SHARE TO GENERAL PARTNER	253,277	24,352
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$7,443,291	$3,304,499

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2015	September 30, 2014
INVESTMENT INCOME:
Interest income	$173,365	$100,123

EXPENSES:
Brokerage fees	2,360,739	2,107,182
Administrative expenses	254,499	225,456
Custody fees and other expenses	20,491	23,438

Total expenses	2,635,729	2,356,076

NET INVESTMENT LOSS	(2,462,364)	(2,255,953)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,274,561	19,596,945
Foreign exchange translation	(320,077)	41,090
Net change in unrealized:
Futures and forward currency contracts	204,795	(1,839,033)
Foreign exchange translation	99,986	(80,317)
Net gains from U.S. Treasury notes:
Realized	-	169
Net change in unrealized	64,006	19,001

Total net realized and unrealized gains	8,323,271	17,737,855

NET INCOME	5,860,907	15,481,902
LESS PROFIT SHARE TO GENERAL PARTNER	257,480	59,883
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$5,603,427	$15,422,019

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2015:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2015	$63,032,169	$60,881,449	$-	$2,466,186	$126,379,804
Contributions	11,091,000	-	7,171	-	11,098,171
Withdrawals	(2,943,546)	(6,387,098)	-	-	(9,330,644)
Net income	2,260,314	3,448,580	45	151,968	5,860,907
General Partner's allocation:
New Profit-Accrued	(255,414)	(2,066)	-	-	(257,480)
PARTNERS' CAPITAL-
September 30, 2015	$73,184,523	$57,940,865	$7,216	$2,618,154	$133,750,758

For the nine months ended September 30, 2014:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2014	$61,875,986	$53,263,359	$-	$2,216,299	$117,355,644
Contributions	981,000	-	-	-	981,000
Withdrawals	(8,315,359)	(2,220,115)	-	-	(10,535,474)
Net income	7,209,081	7,927,780	-	345,041	15,481,902
General Partner's allocation:
New Profit-Accrued	(59,883)	-	-	-	(59,883)
PARTNERS' CAPITAL-
September 30, 2014	$61,690,825	$58,971,024	$-	$2,561,340	$123,223,189

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2015 and 2014	Limited Partners		Special Limited Partners
	2015	2014	2015	2014

Ratios to average capital:
Net investment loss (a)	(3.79)%	(3.82)%	(0.76)%	(1.08)%

Total expenses (a)	4.02%	3.93%	0.99%	1.19%
Profit share allocation (b)	0.35%	0.04%	0.00%	0.00%
Total expenses and profit share allocation	4.37%	3.97%	0.99%	1.19%

Total return before profit share allocation (b)	5.55%	2.40%	6.36%	3.11%
Less: profit share allocation (b)	0.35%	0.04%	0.00%	0.00%
Total return after profit share allocation	5.20%	2.36%	6.36%	3.11%

(a) annualized
(b) not annualized

For the nine months ended September 30, 2015 and 2014	Limited Partners		Special Limited Partners
	2015	2014	2015	2014

Ratios to average capital:
Net investment loss (a)	(3.84)%	(3.89)%	(0.85)%	(1.09)%

Total expenses (a)	4.01%	4.00%	1.02%	1.20%
Profit share allocation (b)	0.36%	0.10%	0.00%	0.00%
Total expenses and profit share allocation	4.37%	4.10%	1.02%	1.20%

Total return before profit share allocation (b)	3.39%	12.72%	5.74%	15.11%
Less: profit share allocation (b)	0.36%	0.10%	0.00%	0.00%
Total return after profit share allocation	3.03%	12.62%	5.74%	15.11%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2015 and December 31, 2014 (unaudited) and the results of its operations for the three and nine months ended September 30, 2015 and 2014 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of December 31, 2014.

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

Investment Company Status: The Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

During the three and nine months ended September 30, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2015 and December 31, 2014 in valuing the Partnership’s investments at fair value. At September 30, 2015 and December 31, 2014, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of September 30, 2015

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$116,946,167	$-	$116,946,167
Short-Term Money Market Fund*	10,322,897	-	10,322,897
Exchange-Traded Futures Contracts
Energies	156,137	-	156,137
Grains	(176,793)	-	(176,793)
Interest rates	1,743,409	-	1,743,409
Livestock	109,620	-	109,620
Metals	616,556	-	616,556
Softs	126,756	-	126,756
Stock indices	(399,202)	-	(399,202)

Total exchange-traded futures contracts	2,176,483	-	2,176,483

Over-the-Counter Forward Currency Contracts	-	(931,063)	(931,063)

Total futures and forward currency contracts (2)	2,176,483	(931,063)	1,245,420

Total financial assets at fair value	$129,445,547	$(931,063)	$128,514,484

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,922,447
Investments in U.S. Treasury notes held in custody			97,023,720
Total investments in U.S. Treasury notes			$116,946,167

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,176,483
Net unrealized depreciation on open futures and forward currency contracts			(931,063)
Total unrealized appreciation on open futures and forward currency contracts			$1,245,420

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2014

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,748,268	$-	$106,748,268
Short-Term Money Market Fund*	18,740,245	-	18,740,245
Exchange-Traded Futures Contracts
Energies	392,983	-	392,983
Grains	(132,128)	-	(132,128)
Interest rates	564,508	-	564,508
Livestock	21,360	-	21,360
Metals	(325,106)	-	(325,106)
Softs	288,037	-	288,037
Stock indices	553,014	-	553,014

Total exchange-traded futures contracts	1,362,668	-	1,362,668

Over-the-Counter Forward Currency Contracts	-	(322,043)	(322,043)

Total futures and forward currency contracts (2)	1,362,668	(322,043)	1,040,625

Total financial assets at fair value	$126,851,181	$(322,043)	$126,529,138

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$14,499,918
Investments in U.S. Treasury notes held in custody			92,248,350
Total investments in U.S. Treasury notes			$106,748,268

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,396,471
Net unrealized depreciation on open futures and forward currency contracts			(355,846)
Total unrealized appreciation on open futures and forward currency contracts			$1,040,625

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2015, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2015 and December 31, 2014. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$110	$-	$215,675	$(59,648)	$156,137
Grains	260	(13,090)	50,740	(214,703)	(176,793)
Interest rates	1,998,078	(254,669)	-	-	1,743,409
Livestock	-	-	110,190	(570)	109,620
Metals	168,096	(333,033)	900,360	(118,867)	616,556
Softs	60,893	(2,861)	72,480	(3,756)	126,756
Stock indices	124,419	(564,572)	85,077	(44,126)	(399,202)
Total futures contracts	2,351,856	(1,168,225)	1,434,522	(441,670)	2,176,483

Forward currency contracts	511,227	(1,664,767)	1,300,821	(1,078,344)	(931,063)

Total futures and
forward currency contracts	$2,863,083	$(2,832,992)	$2,735,343	$(1,520,014)	$1,245,420

Fair Value of Futures and Forward Currency Contracts at December 31, 2014

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$409,768	$(16,785)	$392,983
Grains	275	(132,403)	-	-	(132,128)
Interest rates	1,143,514	(458,390)	-	(120,616)	564,508
Livestock	1,280	(15,460)	35,540	-	21,360
Metals	8,401	(958,460)	645,172	(20,219)	(325,106)
Softs	3,120	(390)	294,048	(8,741)	288,037
Stock indices	726,711	(257,614)	115,655	(31,738)	553,014
Total futures contracts	1,883,301	(1,822,717)	1,500,183	(198,099)	1,362,668

Forward currency contracts	347,015	(1,242,525)	1,347,542	(774,075)	(322,043)

Total futures and
forward currency contracts	$2,230,316	$(3,065,242)	$2,847,725	$(972,174)	$1,040,625

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2015 and 2014 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2015 and 2014

Sector	Three months ended: September 30, 2015	Three months ended: September 30, 2014	Nine months ended: September 30, 2015	Nine months ended: September 30, 2014

Futures contracts:
Energies	$2,730,277	$371,814	$(219,716)	$1,477,508
Grains	(747,989)	2,432,901	(1,342,569)	2,661,122
Interest rates	5,731,114	3,175,653	6,345,778	11,235,334
Livestock	146,670	9,350	216,650	408,040
Metals	1,959,358	513,840	2,451,455	(926,026)
Softs	210,828	845,853	386,921	981,495
Stock indices	(3,230,247)	(2,198,401)	(201,651)	935,681

Total futures contracts	6,800,011	5,151,010	7,636,868	16,773,154

Forward currency contracts	1,804,311	(1,066,608)	842,488	984,758

Total futures and
forward currency contracts	$8,604,322	$4,084,402	$8,479,356	$17,757,912

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2015 and 2014 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2015 and 2014 was approximately $135,000,000 and $120,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2015 and 2014

	2015		2014
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$1,098,037	$9,643,297	$32,441,838	$18,759,088
Grains	3,325,359	4,404,476	9,625,762	9,899,054
Interest rates	247,152,884	13,689,096	364,456,819	12,448,211
Livestock	212,615	1,102,648	3,196,318	1,416,405
Metals	1,583,243	15,470,228	16,954,473	6,967,217
Softs	901,679	2,943,566	3,176,730	3,276,310
Stock indices	90,100,491	5,367,986	135,755,247	1,279,855

Total futures contracts	344,374,308	52,621,297	565,607,187	54,046,140

Forward currency contracts	38,527,186	51,322,070	123,566,162	28,663,535

Total futures and
forward currency contracts	$382,901,494	$103,943,367	$689,173,349	$82,709,675

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2015 and 2014. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Partnership ceased clearing trades through J.P. Morgan Securities LLC, Barclays Capital Inc. and Barclays Bank PLC during September 2015, June 2014 and October 2014, respectively.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at September 30, 2015 and December 31, 2014.

Offsetting derivative assets at September 30, 2015

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,535,597	$(778,677)	$756,920
Counterparty I	2,250,781	(831,218)	1,419,563

Total assets	$3,786,378	$(1,609,895)	$2,176,483

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,763,863	$(1,474,736)	$289,127
Counterparty H	979,248	(337,312)	641,936

Total liabilities	$2,743,111	$(1,812,048)	$931,063

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)(4)

Counterparty C	$756,920	$-	$(756,920)	$-
Counterparty I	1,419,563	-	(1,419,563)	-

Total	$2,176,483	$-	$(2,176,483)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)(4)

Counterparty G	$289,127	$-	$(289,127)	$-
Counterparty H	641,936	-	(641,936)	-

Total	$931,063	$-	$(931,063)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2015.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2015.

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $11,464,828 and $6,737,537 at September 30, 2015 and December 31, 2014, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2015 and 2014. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,		September 30,
	2015		2014
Profit share earned	$2,968		$-
Reversal of profit share	-		(35,531)
Profit share accrued	250,309	(1)	59,883
Total profit share	$253,277		$24,352

(1) Included in “Other liabilities” in the Statements of Financial Condition.

	Nine months ended:
	September 30,		September 30,
	2015		2014
Profit share earned	$7,171		$-
Profit share accrued	250,309	(1)	59,883
Total profit share	$257,480		$59,883

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and nine months ended September 30, 2015 and 2014. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Administrative Expenses	$ 85,107	$ 76,792	$ 254,499	$ 225,456
Legal and Accounting Services Provided by TMC	$ 21,071	$ 23,232	$ 102,364	$ 64,284

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2015 and December 31, 2014, $631 and $0, respectively, was owed to the General Partner.

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

During its operations for the three and nine months ended September 30, 2015, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2015

Month Ending:		Total Partners' Capital

September 30, 2015		$133,750,758
June 30, 2015		130,117,307
December 31, 2014		126,379,804

	Three Months ended	Nine Months ended
Change in Partners' Capital	$3,633,451	$7,370,954
Percent Change	2.79%	5.83%

THREE MONTHS ENDED SEPTEMBER 30, 2015

The increase in the Partnership’s net assets of $3,633,451 was attributable to net income after profit share of $7,443,291 and contributions of $878,968, which were partially offset by withdrawals of $4,688,808.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended September 30, 2015 increased  $95,702 relative to the corresponding period in 2014.  The increase was due to an increase in average net assets of the Partnership during the three months ended September 30, 2015, relative to the corresponding period in 2014.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended September 30, 2015 increased $8,315 relative to the corresponding period in 2014. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended September 30, 2015, relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2015 increased $44,842 relative to the corresponding period in 2014. This increase was due predominantly to an increase in U.S. Treasury note coupon interest during the three months ended September 30, 2015 relative to the corresponding period in 2014, and partially due to an increase in average net assets over the same period.

During the three months ended September 30, 2015, the Partnership experienced net realized and unrealized gains of $8,506,750 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $796,298, administrative expenses of $85,107, custody fees and other expenses of $6,897 and an accrued profit share to the General Partner of $253,277 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $78,120, was partially offset by the Partnership’s expenses resulting in net income after profit share to the General Partner of $7,443,291. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.36%
Energies	2.09%
Grains	(0.59)%
Interest rates	4.41%
Livestock	0.10%
Metals	1.50%
Softs	0.14%
Stock indices	(2.35)%

Trading Gain	6.66%

NINE MONTHS ENDED SEPTEMBER 30, 2015

The increase in the Partnership’s net assets of $7,370,954 was attributable to net income after profit share of $5,603,427 and contributions of $11,098,171, which were partially offset by withdrawals of $9,330,644.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the nine months ended September 30, 2015 increased $253,557 relative to the corresponding period in 2014. The increase was due an increase in average net assets of the Partnership during the nine months ended September 30, 2015, relative to the corresponding period in 2014.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the nine months ended September 30, 2015 increased $29,043 relative to the corresponding period in 2014. The increase was due mainly to an increase in the Partnership’s average net assets during the nine months ended September 30, 2015, relative to the corresponding period in 2014.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2015 increased  $73,242 relative to the corresponding period in 2014. This increase was due predominantly to an increase in U.S Treasury note coupon interest during the nine months ended September 30, 2015 relative to the corresponding period in 2014,  and partially due to an increase in average net assets over the same period.

During the nine months ended September 30, 2015, the Partnership experienced net realized and unrealized gains of $8,323,271 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,360,739, administrative expenses of $254,499, custody fees and other expenses of $20,491 and an accrued profit share to the General Partner of $257,480 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $173,365, was partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $5,603,427. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.72%
Energies	(0.08)%
Grains	(1.01)%
Interest rates	5.01%
Livestock	0.17%
Metals	1.90%

Softs	0.30%
Stock indices	(0.28)%

Trading Gain	6.73%

MANAGEMENT DISCUSSION –2015

Three months ended September 30, 2015

At the end of a quarter of extraordinary volatility in both financial and commodity markets, the Partnership posted a gain due to profits from long interest rate futures positions, short energy and metal future positions and, long dollar foreign exchange forward positions. On the other hand, trading of stock index futures was unprofitable, as was, to a lesser extent, trading of agricultural commodity futures.

Futile attempts by Chinese officials to stem a sharp equity selloff, two official rate cuts by the People’s Bank of China (the “PBOC”), and a surprise devaluation of the Chinese yuan, coupled with weak economic data, raised questions about how China’s leadership was addressing its economic slowdown. Also during the quarter, the vacillating prospects for a Federal Reserve interest rate increase were answered in a somewhat surprising way in September when the Federal Reserve failed to raise official rates. The decision not to change rates, even as U.S. growth and employment data remained strong, led the markets to conclude that U.S. policymakers think the rising dollar, increased market volatility and slowing growth in emerging economies could derail global economic activity, and they did not want to exacerbate that threat with a rate increase. Actual and upcoming elections in Greece, Portugal, Spain, Turkey, Argentina, Singapore, Canada and Australia, and heightened political uncertainties elsewhere—Brazil, Russia, Malaysia, Thailand and the Middle East—only added to investor skittishness.

Against this background and with inflation generally subdued globally, demand for government securities, augmented by some safe haven buying, was strong. Consequently, long positions in U.S., Canadian, German, French, Italian, British and Japanese note and bond futures were profitable. Long positions in U.S. and British short-term interest rate futures were profitable also. Official rate reductions by several central banks including those of China (twice), New Zealand (twice), Canada, Taiwan, Norway, Sweden, India and Hungary added to the downward pressure on interest rates. A September comment from European Central Bank President Draghi that “…more ease is possible…” also supported government securities purchases.

Lowered global growth projections from the IMF, World Bank, OECD, WTO and Asian Development Bank cemented the outlook for low energy demand amid continuing oversupply. Consequently, energy prices declined and short positions in crude oil, crude oil products, and natural gas were profitable. This occurred despite an abrupt—  though temporary 25% oil price spike on the final three trading days of August, amid signs that U.S. production during the first half of 2015 had fallen more than previously reported, and that OPEC might be willing to alter its current production stance. This was the largest three day gain in the price of oil in 25 years.

Prices of industrial metals fell in the July-September period. Short positions in copper, aluminum, nickel, zinc and platinum were profitable.  Abundant supplies and inventories of metals brought on by the expansion of productive capacity over the past 10-20 years have combined with sluggish demand—especially from China— and a stronger U.S. dollar to depress prices. Trading of gold and silver were marginally unprofitable.

In the wake of the difficult economic and political situations in Asia and emerging markets, long U.S. dollar positions versus the currencies of Brazil, Chile, Colombia, Mexico, Korea, Canada, New Zealand, Russia, and Turkey were profitable. On the other hand, as risk was unwound, the euro, which had been used as funding vehicle due to its low interest rate, advanced faster than the U.S. dollar and a long U.S. dollar position versus the euro was unprofitable. Trading the U.S. dollar against the currencies of India, Australia, the U.K., Switzerland, the Czech Republic and Poland was unprofitable. After the Federal Reserve failed to raise interest rates, the U.S. dollar fell back somewhat, earlier profits were reduced and positions were cut back.

In this environment, investors sold equities aggressively and volatility spiked higher, especially in August and September. Long positions in Japanese, Hong Kong, Chinese and U.S. equity futures were unprofitable, and positions were reduced or reversed. Short positions in Korean and Singaporean indices, and trading of Dutch and German stock futures were profitable, reducing the sector’s overall loss. In addition, these overall losses were reduced somewhat when equity prices rallied on the last day of September quarter.

Turning to agricultural commodities, trading of corn, wheat, soybeans and soybean meal, and a long cotton position were unprofitable. On the other hand, profits from long sugar, coffee, soybean oil and cattle trades, and from a long cocoa position provided partially offsetting gains.

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

MANAGEMENT DISCUSSION –2014

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2015.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July  1,  2015,  August 1, 2015 and September 1, 2015 the Partnership sold Interests to new and existing limited partners of $150,000,  $640,000 and  $86,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2015:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2015	$ (824,353)	$ (9,069)	$ (833,422)
August 31, 2015	(495,590)	(210,000)	(705,590)
September 30, 2015	(495,045)	(2,654,751)	(3,149,796)
Total	$ (1,814,988)	$ (2,873,820)	$ (4,688,808)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 13, 2015		(Principal Accounting Officer)