Form 10-Q
period 2016-03-31
NESTOR PARTNERS
filed 2016-05-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2016

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
For the three months ended March 31, 2016 and 2015 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2016 and December 31, 2015 (unaudited)
(b) For the three months ended March 31, 2016 and 2015 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $20,712,035 and $22,505,542)	$20,714,177	$22,491,201
Net unrealized appreciation on open futures and forward
currency contracts	4,291,093	2,817,580
Due from brokers	3,639,852	4,624,283
Cash denominated in foreign currencies (cost $2,144,924
and $2,812,904)	2,208,912	2,774,795

Total equity in trading accounts	30,854,034	32,707,859

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $105,057,587 and $94,322,268)	105,065,723	94,225,272

CASH AND CASH EQUIVALENTS	17,205,802	9,672,026

ACCRUED INTEREST RECEIVABLE	135,899	198,079

TOTAL	$153,261,458	$136,803,236

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,207,000	$199,389
Net unrealized depreciation on open futures and forward
currency contracts	-	81,257
Accrued brokerage fees	267,334	247,872
Accrued expenses	150,032	122,528
Capital withdrawals payable	1,258,802	794,190
Due to General Partner	-	450,037
Other liabilities	1,224,313	-

Total liabilities	5,107,481	1,895,273

PARTNERS' CAPITAL	148,153,977	134,907,963

TOTAL	$153,261,458	$136,803,236

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2016 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(55,378)
Grains	0.04	65,484
Interest rates:
2 Year U.S. Treasury Note (462 contracts, settlement date June 2016)	0.21	311,797
5 Year U.S. Treasury Note (237 contracts, settlement date June 2016)	0.15	219,344
10 Year U.S. Treasury Note (163 contracts, settlement date June 2016)	0.12	183,781
30 Year U.S. Treasury Bond (42 contracts, settlement date June 2016)	0.07	100,188
Other	0.67	995,412

Total interest rates	1.22	1,810,522

Livestock	(0.00)	(3,500)
Metals	(0.10)	(153,846)
Softs	(0.02)	(22,893)
Stock indices	0.20	290,270

Total long futures contracts	1.30	1,930,659

Short futures contracts:
Energies	(0.04)	(54,654)
Grains	0.05	75,900
Interest rates	(0.02)	(25,351)
Livestock	0.00	2,530
Metals	(0.12)	(199,724)
Softs	(0.03)	(41,863)
Stock indices	0.07	105,664

Total short futures contracts	(0.09)	(137,498)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.21	1,793,161
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	3.03	4,486,146
Total short forward currency contracts	(1.34)	(1,988,214)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	1.69	2,497,932

TOTAL	2.90%	$4,291,093

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2016 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 04/30/2016	23.55%	$34,894,770
29,040,000	U.S. Treasury notes, 0.250%, 05/15/2016	19.60	29,040,567
30,970,000	U.S. Treasury notes, 0.625%, 07/15/2016	20.93	30,999,035
30,780,000	U.S. Treasury notes, 0.875%, 09/15/2016	20.82	30,845,528

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $125,769,622)	84.90%	$125,779,900

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2015

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$282
Interest rates	(0.14)	(186,141)
Metals	0.18	245,756
Softs	0.02	27,269
Stock indices	0.27	364,745

Total long futures contracts	0.33	451,911

Short futures contracts:
Energies	0.72	971,559
Grains	0.16	218,122
Interest rates	(0.00)	(764)
Livestock	(0.04)	(52,200)
Metals	0.09	116,945
Softs	(0.03)	(47,611)
Stock indices	0.04	56,363

Total short futures contracts	0.94	1,262,414

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.27	1,714,325
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.52)	(703,308)
Total short forward currency contracts	1.28	1,725,306

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.76	1,021,998

TOTAL	2.03%	$2,736,323

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2015

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 04/30/2016	25.86%	$34,887,274
20,040,000	U.S. Treasury notes, 0.250%, 05/15/2016	14.85	20,028,649
30,970,000	U.S. Treasury notes, 0.625%, 07/15/2016	22.96	30,978,468
30,780,000	U.S. Treasury notes, 0.875%, 09/15/2016	22.85	30,822,082

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $116,827,810)	86.52%	$116,716,473

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
INVESTMENT INCOME:
Interest income	$108,323	$36,961

EXPENSES:
Brokerage fees	851,257	775,163
Administrative expenses	92,092	85,105
Custody fees and other expenses	6,018	6,375
Total expenses	949,367	866,643

NET INVESTMENT LOSS	(841,044)	(829,682)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,164,311	8,110,332
Foreign exchange translation	(7,327)	(126,034)
Net change in unrealized:
Futures and forward currency contracts	1,554,770	1,670,831
Foreign exchange translation	102,097	93,652
Net gains from U.S. Treasury notes:
Net change in unrealized	121,615	28,580
Total net realized and unrealized gains	13,935,466	9,777,361

NET INCOME	13,094,422	8,947,679
LESS PROFIT SHARE TO GENERAL PARTNER	1,241,159	579,152
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$11,853,263	$8,368,527

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2016:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2016	$73,450,219	$58,774,125	$-	$2,683,619	$134,907,963
Contributions	999,389	3,000,000	16,846	-	4,016,235
Withdrawals	(2,074,334)	(549,150)	-	-	(2,623,484)
Net income	6,837,179	5,980,929	320	275,994	13,094,422
General Partner's allocation:
New Profit-Accrued	(1,157,512)	(83,647)	-	-	(1,241,159)
PARTNERS' CAPITAL-
March 31, 2016	$78,054,941	$67,122,257	$17,166	$2,959,613	$148,153,977

For the three months ended March 31, 2015:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2015	$63,032,169	$60,881,449	$-	$2,466,186	$126,379,804
Contributions	7,493,000	-	1,094	-	7,494,094
Withdrawals	(575,351)	(2,190,732)	-	-	(2,766,083)
Net income	4,409,852	4,357,657	61	180,109	8,947,679
General Partner's allocation:
New Profit-Accrued	(562,631)	(16,521)	-	-	(579,152)
PARTNERS' CAPITAL-
March 31, 2015	$73,797,039	$63,031,853	$1,155	$2,646,295	$139,476,342

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2016 and 2015	Limited Partners		Special Limited Partners
	2016	2015	2016	2015

Ratios to average capital:
Net investment loss (a)	(3.77)%	(3.86)%	(0.63)%	(0.95)%

Total expenses (a)	4.07%	3.97%	0.92%	1.06%
Profit share allocation (b)	1.48%	0.80%	0.13%	0.03%
Total expenses and profit share allocation	5.55%	4.77%	1.05%	1.09%

Total return before profit share allocation (b)	9.22%	6.38%	10.16%	7.16%
Less: profit share allocation (b)	1.48%	0.80%	0.13%	0.03%
Total return after profit share allocation	7.74%	5.58%	10.03%	7.13%

(a) annualized
(b) not annualized

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2016 and December 31, 2015 and the results of its operations for the three months ended March 31, 2016 and 2015 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years,  2012 to 2015, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2015.

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

During the three months ended March 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2016 and December 31, 2015 in valuing the Partnership’s investments at fair value. At March 31, 2016 and December 31, 2015, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2016

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$125,779,900	$-	$125,779,900
Short-Term Money Market Fund*	16,955,802	-	16,955,802
Exchange-Traded Futures Contracts
Energies	(110,032)	-	(110,032)
Grains	141,384	-	141,384
Interest rates	1,785,171	-	1,785,171
Livestock	(970)	-	(970)
Metals	(353,570)	-	(353,570)
Softs	(64,756)	-	(64,756)
Stock indices	395,934	-	395,934

Total exchange-traded futures contracts	1,793,161	-	1,793,161

Over-the-Counter Forward Currency Contracts	-	2,497,932	2,497,932

Total futures and forward currency contracts (2)	1,793,161	2,497,932	4,291,093

Total financial assets at fair value	$144,528,863	$2,497,932	$147,026,795

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,714,177
Investments in U.S. Treasury notes			105,065,723
Total investments in U.S. Treasury notes			$125,779,900

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,291,093
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$4,291,093

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$116,716,473	$-	$116,716,473
Short-Term Money Market Fund*	9,422,026	-	9,422,026
Exchange-Traded Futures Contracts
Energies	971,559	-	971,559
Grains	218,404	-	218,404
Interest rates	(186,905)	-	(186,905)
Livestock	(52,200)	-	(52,200)
Metals	362,701	-	362,701
Softs	(20,342)	-	(20,342)
Stock indices	421,108	-	421,108

Total exchange-traded futures contracts	1,714,325	-	1,714,325

Over-the-Counter Forward Currency Contracts	-	1,021,998	1,021,998

Total futures and forward currency contracts (2)	1,714,325	1,021,998	2,736,323

Total financial assets at fair value	$127,852,824	$1,021,998	$128,874,822

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$22,491,201
Investments in U.S. Treasury notes			94,225,272
Total investments in U.S. Treasury notes			$116,716,473

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,817,580
Net unrealized depreciation on open futures and forward currency contracts			(81,257)
Total net unrealized appreciation on open futures and forward currency contracts			$2,736,323

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2016, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$14,233	$(69,611)	$28,843	$(83,497)	$(110,032)
Grains	66,234	(750)	161,245	(85,345)	141,384
Interest rates	1,940,300	(129,778)	12,877	(38,228)	1,785,171
Livestock	-	(3,500)	3,580	(1,050)	(970)
Metals	127,313	(281,159)	164,468	(364,192)	(353,570)
Softs	-	(22,893)	6,251	(48,114)	(64,756)
Stock indices	462,766	(172,496)	176,923	(71,259)	395,934
Total futures contracts	2,610,846	(680,187)	554,187	(691,685)	1,793,161

Forward currency contracts	4,575,916	(89,770)	236,943	(2,225,157)	2,497,932

Total futures and
forward currency contracts	$7,186,762	$(769,957)	$791,130	$(2,916,842)	$4,291,093

Fair Value of Futures and Forward Currency Contracts at December 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$1,252,818	$(281,259)	$971,559
Grains	282	-	225,035	(6,913)	218,404
Interest rates	665,891	(852,032)	-	(764)	(186,905)
Livestock	-	-	-	(52,200)	(52,200)
Metals	279,706	(33,950)	419,632	(302,687)	362,701
Softs	75,246	(47,977)	100	(47,711)	(20,342)
Stock indices	542,082	(177,337)	77,458	(21,095)	421,108
Total futures contracts	1,563,207	(1,111,296)	1,975,043	(712,629)	1,714,325

Forward currency contracts	470,266	(1,173,574)	2,459,391	(734,085)	1,021,998

Total futures and
forward currency contracts	$2,033,473	$(2,284,870)	$4,434,434	$(1,446,714)	$2,736,323

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2016 and 2015

Sector	Three months ended: March 31, 2016	Three months ended: March 31, 2015

Futures contracts:
Energies	$581,561	$39,884
Grains	99,843	(438,587)
Interest rates	9,918,141	4,446,071
Livestock	7,800	46,570
Metals	(438,574)	39,257
Softs	(439,142)	291,869
Stock indices	2,571,389	3,786,212

Total futures contracts	12,301,018	8,211,276

Forward currency contracts	1,418,063	1,569,887

Total futures and
forward currency contracts	$13,719,081	$9,781,163

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2016 and 2015 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2016 and 2015 was approximately $146,000,000 and $136,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2016 and 2015

	2016		2015
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$2,742,167	$12,341,237	$-	$14,054,781
Grains	1,713,612	10,305,320	1,710,636	3,877,444
Interest rates	293,616,634	8,752,692	208,504,292	24,568,313
Livestock	80,850	826,835	425,230	880,980
Metals	1,390,638	13,470,710	1,699,108	12,830,101
Softs	1,602,407	1,357,913	203,700	3,620,262
Stock indices	54,733,503	11,634,564	101,916,005	6,458,779

Total futures contracts	355,879,811	58,689,271	314,458,971	66,290,660

Forward currency contracts	60,051,555	55,504,485	32,617,737	57,342,514

Total futures and
forward currency contracts	$415,931,366	$114,193,756	$347,076,708	$123,633,174

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2016 and 2015. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met. The Partnership ceased clearing trades through J.P. Morgan Securities LLC during September 2015.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2016 and December 31, 2015.

Offsetting derivative assets at March 31, 2016

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,242,434	$(435,389)	$807,045
Counterparty I	1,922,599	(936,483)	986,116
Total futures contracts	3,165,033	(1,371,872)	1,793,161

Forward currency contracts
Counterparty G	2,894,313	(1,822,846)	1,071,467
Counterparty H	1,918,546	(492,081)	1,426,465
Total forward currency contracts	4,812,859	(2,314,927)	2,497,932

Total assets	$7,977,892	$(3,686,799)	$4,291,093

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$807,045	$-	$(807,045)	$-
Counterparty G	1,071,467	-	-	1,071,467
Counterparty H	1,426,465	-	-	1,426,465
Counterparty I	986,116	-	(986,116)	-

Total	$4,291,093	$-	$(1,793,161)	$2,497,932

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2016.

Offsetting derivative assets and liabilities at December 31, 2015

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,495,003	$(1,082,320)	$412,683
Counterparty I	2,043,247	(741,605)	1,301,642
Total futures contracts	3,538,250	(1,823,925)	1,714,325

Forward currency contracts
Counterparty G	2,231,633	(1,128,378)	1,103,255
Total forward currency contracts	2,231,633	(1,128,378)	1,103,255

Total assets	$5,769,883	$(2,952,303)	$2,817,580

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty H	$779,281	$(698,024)	$81,257
Total liabilities	$779,281	$(698,024)	$81,257

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$412,683	$-	$(412,683)	$-
Counterparty G	1,103,255	-	-	1,103,255
Counterparty I	1,301,642	-	(1,301,642)	-

Total	$2,817,580	$-	$(1,714,325)	$1,103,255

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty H	$81,257	$-	$(81,257)	$-

Total	$81,257	$-	$(81,257)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2015.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2015.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $16,287,060 and $14,631,693 at March 31, 2016 and December 31, 2015, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2016 and 2015. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2016	2015
Profit share earned	$16,846	$1,094
Profit share accrued (1)	1,224,313	578,058
Total profit share	$1,241,159	$579,152

(1) Included in “Other liabilities” in the Statements of Financial Condition.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three months ended March 31, 2016 and 2015. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Administrative Expenses	$ 92,092	$ 85,105
Legal and Accounting Services Provided by TMC	$ 52,351	$ 27,314

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2016 and December 31, 2015,  $0 was owed to the General Partner.

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

During its operations for the three months ended March 31, 2016, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2016

Month Ending:	Total Partners' Capital

March 31, 2016	$148,153,977
December 31, 2015	134,907,963

Three Months ended
Change in Partners' Capital	$13,246,014
Percent Change	9.82%

THREE MONTHS ENDED MARCH 31, 2016

The increase in the Partnership’s net assets of $13,246,014 was attributable to net income after profit share of $11,853,263 and contributions of $4,016,235 which was partially offset by withdrawals of $2,623,484.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2016 increased $76,094 relative to the corresponding period in 2015. The increase was due to an increase in average net assets of the Partnership during the three months ended March 31, 2016, relative to the corresponding period in 2015.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended March 31, 2016 increased $6,987 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended March 31, 2016, relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2016 increased $71,362 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

During the three months ended March 31, 2016, the Partnership experienced net realized and unrealized gains of $13,935,466 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $851,257, administrative expenses of $92,092, custody fees and other expenses of $6,018 and an accrued profit share to the General Partner of $1,241,159 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $108,323, was partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $11,853,263. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.99%
Energies	0.52%
Grains	0.10%
Interest rates	7.38%
Livestock	0.03%
Metals	(0.28)%
Softs	(0.28)%
Stock indices	1.75%

Trading Gain	10.21%

MANAGEMENT DISCUSSION –2016

Three months ended March 31, 2016

During a quarter of extreme market volatility, the Partnership registered strong performance led by gains on long interest rate futures positions.  Trading of equity futures and foreign exchange forwards were also profitable. Meanwhile, commodity futures were essentially flat as a fractional gain from trading energy futures was offset by small losses from trading metal and agricultural futures.

Concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described as ‘…too low, too fragile and facing increased risks to its durability…”,  combined with doubts about policy makers’ competence and capabilities, generated strong demand for government securities for most of the quarter. The demand for this debt was underpinned when: the Bank of Japan moved official interest rates into negative territory at the end of January; the Bank of England delayed any potential rate increase; the European Central Bank (the “ECB”) and People’s Bank of China (the “PBOC”) eased monetary policy in March; and a speech by Federal Reserve (“Fed”) Chair Janet Yellen squashed expectations for a near term Fed rate increase.  Consequently, long positions in U.S., German, French, Italian, British, Japanese, Australian and Canadian notes and bonds were profitable. Long positions in short-term dollar and sterling interest rate futures were also profitable.

Equity markets were particularly volatile during the first quarter of 2016, tracing out a classic V-shaped path. The tumultuous first half of the period saw many equity indices experiencing multiyear lows before rebounding impressively over the second half of the quarter.  Early on, weak economic data out of China and concerns about official policy decisions generated a renewed rout in Chinese equities and the yuan. These events, combined with a further collapse in energy prices; worries that Fed interest rate increases and a stronger dollar might impede global growth; and a halt in corporate profit growth, produced a broad, sharp equity selloff. Later, equity prices recovered as energy prices rebounded, the ECB, PBOC and Fed displayed easier policy tendencies, the U.S. dollar eased and growth concerns moderated.  On balance, short positions in Chinese, Hong Kong, Japanese, Singaporean, Indian, and Spanish futures were profitable. Trading of U.S. and Canadian stock index futures also posted gains.  On the other hand, short positions in Dutch and South African futures, a long U.K stock futures position, and trading of the European stoxx future resulted in somewhat offsetting losses.

Foreign exchange trading was also volatile. At the beginning of the year, given the search for safety, declining oil prices and the Fed’s “relatively hawkish” policy position, the U.S. dollar strengthened. Thus, during January and February, long U.S. dollar trades versus the pound sterling, Canadian dollar, Korean won, Russian Ruble and Mexican peso were profitable. The pound fell precipitously when the possibility of Britain’s exit from the European Union (the “EU”) became more likely as Boris Johnson, the mayor of London, endorsed the move. As the quarter unfolded, however, the PBOC aggressively implemented measures to support the yuan; the G-20 Shanghai Communique in late February signaled a strong stance against currency competition that took some steam out of the U.S. dollar; and the likelihood of a near term increase in interest rates by the Fed diminished, prompting a U.S. dollar decline, especially against emerging market currencies where interest rates tend to be higher. A stabilization of commodity prices also helped the commodity producing countries. A series of events abroad further encouraged the U.S. dollar slippage: Mexico’s surprise February 50 basis point hike in official interest rates; the increasing likelihood of an ouster of President Dilma Rousseff in Brazil; an increase in official rates in South Africa; and rising oil prices and high interest rates supporting the Russian ruble.  Consequently, short dollar positions against the currencies of Australia, Brazil, Canada, Columbia, India, Israel, Mexico, New Zealand, Russia, South Africa, and Turkey were profitable. On the other hand, long dollar trades versus the euro, yen, Swiss franc, Swedish krona, Norwegian kroner, Czech koruna, Polish zloty and Chilean peso were unprofitable.

With the International Energy Agency suggesting that the “…world could drown in [oil] oversupply…”; with crude oil production at or near recent record levels in many countries—e.g., Saudi Arabia, Russia, the U.S., and Iraq; with Iranian exports ramping up; and with global demand still sluggish, crude prices slumped below $30 per barrel in January. Short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were profitable. Subsequently, reports that Saudi Arabia, Russia and a number of other producers were discussing plans for a production freeze and would meet in Doha in April sparked an oil price rebound. Indeed, oil prices reached a three month high above $40 per barrel on March 18. Consequently, losses were suffered on these same short crude oil, crude products and natural gas trades, and positions were reduced and/or reversed. Overall, energy trading was fractionally profitable for the quarter due to gains from WTI crude and natural gas.

Industrial metal prices vacillated during the quarter but did move up somewhat in synchrony with energy prices, and short positions in industrial metals were unprofitable. Safe haven demand pushed up gold prices, especially in February, and a small long trade was fractionally profitable, providing a partial offset.

Trading of sugar was unprofitable, as was a long cocoa trade in January, and a short Arabica coffee position in March. The profits from short corn and wheat trades basically offset the losses from trading soybeans and soybean meal.

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

MANAGEMENT DISCUSSION –2015

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2016.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

CYBER SECURITY ISSUES

With the increased use of technologies such as the Internet to conduct business, the Partnership is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by the Partnership, and other service providers (including, but not limited to custodians), and the issuers of securities in which the Partnership invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with the Partnership’s ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While the Partnership has established business continuity plans in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Partnership cannot control the cyber security plans and systems put in place by service providers to the Partnership and issuers in which the Partnership invests. The Partnership and its clients could be negatively impacted as a result.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1,  2016,  February 1, 2016 and March 1, 2016, the Partnership sold Interests to new and existing limited partners of $199,389, $29,000 and  $3,771,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

Each of the foregoing Interests were offered and sold only to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 as amended (the “1933 Act”), in reliance on the exemption from registration provided by Rule 506(b) under the 1933 Act.

(b)  Pursuant to the Partnership’s Agreement of Limited Partnership, Limited Partners may redeem their Interests at the end of each calendar month at the then current month-end net asset value. The redemption of Interests has no impact on the value of Interests that remain outstanding, and Interests are not reissued once redeemed.

The following table summarizes Interests redeemed during the three months ended March 31, 2016:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2016	$ (775,976)	$ (9,150)	$ (785,126)
February 29, 2016	(579,555)	-	(579,555)
March 31, 2016	(718,803)	(540,000)	(1,258,803)
Total	$ (2,074,334)	$ (549,150)	$ (2,623,484)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of President and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 13, 2016		(Principal Accounting Officer)