Form 10-Q
period 2016-06-30
NESTOR PARTNERS
filed 2016-08-12
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2016

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
For the three and six months ended June 30, 2016 and 2015 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2016 and December 31, 2015 (unaudited)
(b) For the three and six months ended June 30, 2016 and 2015 (unaudited)
(c) For the six months ended June 30, 2016 and 2015 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $20,414,083 and $22,505,542)	$20,420,977	$22,491,201
Net unrealized appreciation on open futures and forward
currency contracts	6,428,312	2,817,580
Due from brokers	5,045,432	4,624,283
Cash denominated in foreign currencies (cost $3,156,319
and $2,812,904)	3,095,620	2,774,795

Total equity in trading accounts	34,990,341	32,707,859

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $112,417,780 and $94,322,268)	112,472,658	94,225,272

CASH AND CASH EQUIVALENTS	14,261,676	9,672,026

ACCRUED INTEREST RECEIVABLE	290,721	198,079

TOTAL	$162,015,396	$136,803,236

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$175,000	$199,389
Net unrealized depreciation on open futures and forward
currency contracts	-	81,257
Accrued brokerage fees	288,315	247,872
Accrued expenses	228,571	122,528
Capital withdrawals payable	571,280	794,190
Due to General Partner	-	450,037
Accrued profit share	2,189,650	-

Total liabilities	3,452,816	1,895,273

PARTNERS' CAPITAL	158,562,580	134,907,963

TOTAL	$162,015,396	$136,803,236

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2016 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$191,061
Grains	0.16	254,042
Interest rates:
2 Year U.S. Treasury Note (257 contracts, settlement date September 2016)	0.18	283,813
5 Year U.S. Treasury Note (300 contracts, settlement date September 2016)	0.06	90,289
Other	1.48	2,343,174

Total interest rates	1.72	2,717,276

Metals	0.38	601,799
Softs	0.04	71,266
Stock indices	1.39	2,208,806

Total long futures contracts	3.81	6,044,250

Short futures contracts:
Energies	(0.05)	(77,480)
Grains	0.28	448,170
Interest rates	(0.00)	(114)
Livestock	0.01	17,720
Metals	(0.42)	(668,615)
Softs	(0.01)	(18,378)
Stock indices	0.00	7,361

Total short futures contracts	(0.19)	(291,336)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	3.62	5,752,914
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.88)	(1,398,554)
Total short forward currency contracts	1.31	2,073,952

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.43	675,398

TOTAL	4.05%	$6,428,312

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2016 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,970,000	U.S. Treasury notes, 0.625%, 07/15/2016	19.54%	$30,976,049
30,780,000	U.S. Treasury notes, 0.875%, 09/15/2016	19.44	30,820,880
34,890,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.03	34,936,338
36,040,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.80	36,160,368

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $132,831,863)	83.81%	$132,893,635

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2015

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$282
Interest rates	(0.14)	(186,141)
Metals	0.18	245,756
Softs	0.02	27,269
Stock indices	0.27	364,745

Total long futures contracts	0.33	451,911

Short futures contracts:
Energies	0.72	971,559
Grains	0.16	218,122
Interest rates	(0.00)	(764)
Livestock	(0.04)	(52,200)
Metals	0.09	116,945
Softs	(0.03)	(47,611)
Stock indices	0.04	56,363

Total short futures contracts	0.94	1,262,414

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.27	1,714,325
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.52)	(703,308)
Total short forward currency contracts	1.28	1,725,306

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.76	1,021,998

TOTAL	2.03%	$2,736,323

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2015

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 04/30/2016	25.86%	$34,887,274
20,040,000	U.S. Treasury notes, 0.250%, 05/15/2016	14.85	20,028,649
30,970,000	U.S. Treasury notes, 0.625%, 07/15/2016	22.96	30,978,468
30,780,000	U.S. Treasury notes, 0.875%, 09/15/2016	22.85	30,822,082

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $116,827,810)	86.52%	$116,716,473

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2016	June 30, 2015
INVESTMENT INCOME:
Interest income	$131,166	$58,284

EXPENSES:
Brokerage fees	889,785	789,278
Administrative expenses	95,758	84,287
Custody fees and other expenses	6,814	7,219
Total expenses	992,357	880,784

NET INVESTMENT LOSS	(861,191)	(822,500)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	8,631,192	(7,522,245)
Foreign exchange translation	71,630	(54,000)
Net change in unrealized:
Futures and forward currency contracts	2,137,219	(2,383,884)
Foreign exchange translation	(124,687)	(10,054)
Net gains from U.S. Treasury notes:
Net change in unrealized	51,494	9,343
Total net realized and unrealized gains (losses)	10,766,848	(9,960,840)

NET INCOME (LOSS)	9,905,657	(10,783,340)
LESS PROFIT SHARE TO GENERAL PARTNER	981,955	(574,949)
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$8,923,702	$(10,208,391)

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2016	June 30, 2015
INVESTMENT INCOME:
Interest income	$239,489	$95,245

EXPENSES:
Brokerage fees	1,741,042	1,564,441
Administrative expenses	187,850	169,392
Custody fees and other expenses	12,832	13,594

Total expenses	1,941,724	1,747,427

NET INVESTMENT LOSS	(1,702,235)	(1,652,182)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	20,795,503	588,087
Foreign exchange translation	64,303	(180,034)
Net change in unrealized:
Futures and forward currency contracts	3,691,989	(713,053)
Foreign exchange translation	(22,590)	83,598
Net gains from U.S. Treasury notes:
Net change in unrealized	173,109	37,923

Total net realized and unrealized gains (losses)	24,702,314	(183,479)

NET INCOME (LOSS)	23,000,079	(1,835,661)
LESS PROFIT SHARE TO GENERAL PARTNER	2,223,114	4,203
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$20,776,965	$(1,839,864)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2016:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2016	$73,450,219	$58,774,125	$-	$2,683,619	$134,907,963
Contributions	3,731,389	3,000,000	33,464	-	6,764,853
Withdrawals	(2,770,466)	(1,116,735)	-	-	(3,887,201)
Net income	11,838,518	10,672,635	2,793	486,133	23,000,079
General Partner's allocation:
New Profit-Accrued	(2,123,118)	(99,996)	-	-	(2,223,114)
PARTNERS' CAPITAL-
June 30, 2016	$84,126,542	$71,230,029	$36,257	$3,169,752	$158,562,580

For the six months ended June 30, 2015:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2015	$63,032,169	$60,881,449	$-	$2,466,186	$126,379,804
Contributions	10,215,000	-	4,203	-	10,219,203
Withdrawals	(1,128,558)	(3,513,278)	-	-	(4,641,836)
Net loss	(1,649,420)	(178,361)	(225)	(7,655)	(1,835,661)
General Partner's allocation:
New Profit-Accrued	(2,137)	(2,066)	-	-	(4,203)
PARTNERS' CAPITAL-
June 30, 2015	$70,467,054	$57,187,744	$3,978	$2,458,531	$130,117,307

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2016 and 2015	Limited Partners		Special Limited Partners
	2016	2015	2016	2015

Ratios to average capital:
Net investment loss (a)	(3.77)%	(3.84)%	(0.59)%	(0.83)%

Total expenses (a)	4.12%	4.01%	0.93%	1.00%
Profit share allocation (b)	1.20%	(0.77)%	0.02%	(0.02)%
Total expenses and profit share allocation	5.32%	3.24%	0.95%	0.98%

Total return before profit share allocation (b)	6.24%	(8.00)%	6.99%	(7.21)%
Less: profit share allocation (b)	1.20%	(0.77)%	0.02%	(0.02)%
Total return after profit share allocation	5.04%	(7.23)%	6.97%	(7.19)%

(a) annualized
(b) not annualized

For the six months ended June 30, 2016 and 2015	Limited Partners		Special Limited Partners
	2016	2015	2016	2015

Ratios to average capital:
Net investment loss (a)	(3.78)%	(3.85)%	(0.60)%	(0.89)%

Total expenses (a)	4.10%	3.99%	0.92%	1.03%
Profit share allocation (b)	2.67%	0.00%	0.15%	0.00%
Total expenses and profit share allocation	6.77%	3.99%	1.07%	1.03%

Total return before profit share allocation (b)	15.84%	(2.06)%	17.84%	(0.58)%
Less: profit share allocation (b)	2.67%	0.00%	0.15%	0.00%
Total return after profit share allocation	13.17%	(2.06)%	17.69%	(0.58)%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2016 and December 31, 2015 (unaudited) and the results of its operations for the three and six months ended June 30, 2016 and 2015 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

During the three and six months ended June 30, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2016 and December 31, 2015 in valuing the Partnership’s investments at fair value. At June 30, 2016 and December 31, 2015, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of June 30, 2016

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$132,893,635	$-	$132,893,635
Short-Term Money Market Fund*	14,011,676	-	14,011,676
Exchange-Traded Futures Contracts
Energies	113,581	-	113,581
Grains	702,212	-	702,212
Interest rates	2,717,162	-	2,717,162
Livestock	17,720	-	17,720
Metals	(66,816)	-	(66,816)
Softs	52,888	-	52,888
Stock indices	2,216,167	-	2,216,167

Total exchange-traded futures contracts	5,752,914	-	5,752,914

Over-the-Counter Forward Currency Contracts	-	675,398	675,398

Total futures and forward currency contracts (2)	5,752,914	675,398	6,428,312

Total financial assets at fair value	$152,658,225	$675,398	$153,333,623

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,420,977
Investments in U.S. Treasury notes			112,472,658
Total investments in U.S. Treasury notes			$132,893,635

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,428,312
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$6,428,312

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$116,716,473	$-	$116,716,473
Short-Term Money Market Fund*	9,422,026	-	9,422,026
Exchange-Traded Futures Contracts
Energies	971,559	-	971,559
Grains	218,404	-	218,404
Interest rates	(186,905)	-	(186,905)
Livestock	(52,200)	-	(52,200)
Metals	362,701	-	362,701
Softs	(20,342)	-	(20,342)
Stock indices	421,108	-	421,108

Total exchange-traded futures contracts	1,714,325	-	1,714,325

Over-the-Counter Forward Currency Contracts	-	1,021,998	1,021,998

Total futures and forward currency contracts (2)	1,714,325	1,021,998	2,736,323

Total financial assets at fair value	$127,852,824	$1,021,998	$128,874,822

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$22,491,201
Investments in U.S. Treasury notes			94,225,272
Total investments in U.S. Treasury notes			$116,716,473

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,817,580
Net unrealized depreciation on open futures and forward currency contracts			(81,257)
Total net unrealized appreciation on open futures and forward currency contracts			$2,736,323

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2016, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$272,171	$(81,110)	$-	$(77,480)	$113,581
Grains	254,230	(188)	458,130	(9,960)	702,212
Interest rates	2,792,405	(75,129)	-	(114)	2,717,162
Livestock	-	-	19,860	(2,140)	17,720
Metals	602,290	(491)	3,690	(672,305)	(66,816)
Softs	78,624	(7,358)	475	(18,853)	52,888
Stock indices	2,299,690	(90,884)	11,670	(4,309)	2,216,167
Total futures contracts	6,299,410	(255,160)	493,825	(785,161)	5,752,914

Forward currency contracts	1,605,410	(3,003,964)	3,220,438	(1,146,486)	675,398

Total futures and
forward currency contracts	$7,904,820	$(3,259,124)	$3,714,263	$(1,931,647)	$6,428,312

Fair Value of Futures and Forward Currency Contracts at December 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$1,252,818	$(281,259)	$971,559
Grains	282	-	225,035	(6,913)	218,404
Interest rates	665,891	(852,032)	-	(764)	(186,905)
Livestock	-	-	-	(52,200)	(52,200)
Metals	279,706	(33,950)	419,632	(302,687)	362,701
Softs	75,246	(47,977)	100	(47,711)	(20,342)
Stock indices	542,082	(177,337)	77,458	(21,095)	421,108
Total futures contracts	1,563,207	(1,111,296)	1,975,043	(712,629)	1,714,325

Forward currency contracts	470,266	(1,173,574)	2,459,391	(734,085)	1,021,998

Total futures and
forward currency contracts	$2,033,473	$(2,284,870)	$4,434,434	$(1,446,714)	$2,736,323

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2016 and 2015

Sector	Three months ended: June 30, 2016	Three months ended: June 30, 2015	Six months ended: June 30, 2016	Six months ended: June 30, 2015

Futures contracts:
Energies	$(898,657)	$(2,989,877)	$(317,096)	$(2,949,993)
Grains	2,088,987	(155,993)	2,188,830	(594,580)
Interest rates	8,844,057	(3,831,407)	18,762,198	614,664
Livestock	19,280	23,410	27,080	69,980
Metals	(744,585)	452,840	(1,183,159)	492,097
Softs	94,222	(115,776)	(344,920)	176,093
Stock indices	651,579	(757,616)	3,222,968	3,028,596

Total futures contracts	10,054,883	(7,374,419)	22,355,901	836,857

Forward currency contracts	713,528	(2,531,710)	2,131,591	(961,823)

Total futures and
forward currency contracts	$10,768,411	$(9,906,129)	$24,487,492	$(124,966)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2016 and 2015 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2016 and 2015 was approximately $149,000,000 and $135,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2016 and 2015

	2016		2015
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$6,910,721	$8,558,518	$1,448,663	$9,825,926
Grains	3,967,670	10,112,898	4,207,213	3,424,191
Interest rates	291,264,020	5,865,668	211,081,309	18,252,128
Livestock	53,900	871,217	283,487	815,403
Metals	2,350,526	10,800,230	1,132,739	16,090,270
Softs	1,916,148	1,115,095	725,130	3,439,708
Stock indices	65,308,863	8,156,682	104,505,168	4,724,210

Total futures contracts	371,771,848	45,480,308	323,383,709	56,571,836

Forward currency contracts	65,517,472	53,759,854	46,143,784	48,596,808

Total futures and
forward currency contracts	$437,289,320	$99,240,162	$369,527,493	$105,168,644

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2016 and 2015. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

Offsetting derivative assets at June 30, 2016

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,865,221	$(296,536)	$2,568,685
Counterparty I	3,928,014	(743,785)	3,184,229
Total futures contracts	6,793,235	(1,040,321)	5,752,914

Forward currency contracts
Counterparty G	3,819,311	(3,517,380)	301,931
Counterparty H	1,006,537	(633,070)	373,467
Total forward currency contracts	4,825,848	(4,150,450)	675,398

Total assets	$11,619,083	$(5,190,771)	$6,428,312

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,568,685	$-	$(2,568,685)	$-
Counterparty G	301,931	-	-	301,931
Counterparty H	373,467	-	-	373,467
Counterparty I	3,184,229	-	(3,184,229)	-

Total	$6,428,312	$-	$(5,752,914)	$675,398

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2016.

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $11,828,530 and $14,631,693 at June 30, 2016 and December 31, 2015, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2016 and 2015. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,		June 30,
	2016		2015
Profit share earned	$16,618		$3,109
Reversal of profit share (2)	(1,224,313)		(578,058)
Profit share accrued (1)	2,189,650		-
Total profit share	$981,955		$(574,949)

	Six months ended:
	June 30,		June 30,
	2016		2015
Profit share earned	$33,464		$4,203
Profit share accrued	2,189,650	(1)	-
Total profit share	$2,223,114		$4,203

(1) Included in “Other liabilities” in the Statements of Financial Condition.
(2) On April 1st

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and six months ended June 30, 2016 and 2015. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Administrative Expenses	$ 95,758	$ 84,287	$ 187,850	$ 169,392
Legal and Accounting Services Provided by TMC	$ 26,649	$ 53,979	$ 79,000	$ 81,293

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2016 and December 31, 2015, $0 was owed to the General Partner.

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

The Partnership trades futures, forward, and spot contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forward, and spot contracts or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Partnership.

Due to the nature of the Partnership’s business, substantially all its assets are represented by cash, cash equivalents, and U.S. government obligations while the Partnership maintains its market exposure through open futures, forward, and spot currency contract positions.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures, forward, and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures, forward and spot trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three and six months ended June 30, 2016, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

CRITICAL ACCOUNTING ESTIMATES

The Partnership records its transactions in futures, forward and spot contracts, including related income and expenses, on a trade date basis. Open futures contracts traded on an exchange are valued at fair value, which is based on the closing settlement price on the exchange where the futures contract is traded by the Partnership on the day with respect to which net assets are being determined. Open spot currency contracts are valued based on the current Spot Price. Open forward currency contracts are recorded at fair value, based on pricing models that consider the Spot Price and Forward Point. Spot Prices and Forward Points for open forward currency contracts are generally based on the median of the average midpoint of bid/ask quotations at the last minute ending at 3:00 P.M. New York time provided by widely used quotation service providers on the day with respect to which net assets are being determined. Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of Months to Maturity, then identifying the Forward Month Contracts. Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated Forward Point. The General Partner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

RESULTS OF OPERATIONS

Due to the nature of the Partnership’s trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Periods ended June 30, 2016

Month Ending:		Total Partners' Capital

June 30, 2016		$158,562,580
March 31, 2016		148,153,977
December 31, 2015		134,907,963

	Three Months ended	Six Months ended
Change in Partners' Capital	$10,408,603	$23,654,617
Percent Change	7.03%	17.53%

THREE MONTHS ENDED JUNE 30, 2016

The increase in the Partnership’s net assets of $10,408,603 was attributable to net income after profit share of $8,923,702 and contributions of $2,748,618 which was partially offset by withdrawals of $1,263,717.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended June 30, 2016 increased  $100,507 relative to the corresponding period in 2015.  The increase was due to an increase in average net assets of the Partnership during the three months ended June 30, 2016, relative to the corresponding period in 2015.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended June 30, 2016 increased $11,471 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended June 30, 2016, relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2016 increased $72,882 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

During the three months ended June 30, 2016,  the Partnership experienced net realized and unrealized gains of $10,766,848 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $889,785, administrative expenses of $95,758, custody fees and other expenses of $6,814 and an accrued profit share to the General Partner of $981,955 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $131,166, was partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $8,923,702. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.47%
Energies	(0.62)%
Grains	1.41%
Interest rates	5.92%
Livestock	0.00%
Metals	(0.51)%
Softs	0.05%
Stock indices	0.43%

Trading Gain	7.15%

SIX MONTHS ENDED JUNE 30, 2016

The increase in the Partnership’s net assets of $23,654,617 was attributable to net income after profit share of $20,776,965 and contributions of $6,764,853 which was partially offset by withdrawals of $3,887,201.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the six months ended June 30, 2016 increased $176,601 relative to the corresponding period in 2015. The increase was due to  an increase in average net assets of the Partnership during the six months ended June 30, 2016, relative to the corresponding period in 2015.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the six months ended June 30, 2016 increased $18,458 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net assets during the six months ended June 30, 2016, relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2016 increased $144,244 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

During the six months ended June 30, 2016,  the Partnership experienced net realized and unrealized gains of $24,702,314 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,741,042, administrative expenses of $187,850, custody fees and other expenses of $12,832 and an accrued profit share to the General Partner of $2,223,114 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $239,489, was partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $20,776,965. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.52%
Energies	(0.05)%
Grains	1.56%
Interest rates	13.79%
Livestock	0.08%
Metals	(0.74)%
Softs	(0.18)%
Stock indices	2.24%

Trading Gain	18.22%

MANAGEMENT DISCUSSION –2016

Three months ended June 30, 2016

The Partnership was profitable during the second quarter with gains from long interest rate futures positions again leading the way. Trading of equity futures and foreign exchange forwards added fractionally to the gain. Meanwhile, trading of commodity futures was also slightly profitable as the gains from trading grain and soft commodity futures outdistanced the losses from the energy and metals sectors.

Long positions in U.S., German, French, British, Canadian and Australian interest rate futures were profitable, particularly after the U.K. voters’ surprise vote to have the U.K. leave the European Union (the “EU”) produced a flight to safety and an expectation that easier monetary policy would be forthcoming rather broadly going forward. The weak June employment report in the U.S. that prompted another delay in the Federal Reserve (“Fed”) rate rise program had underpinned the prices of note, bond and short term interest rate futures earlier. The fact that growth and inflation have failed to accelerate convincingly, and that the World Bank, International Monetary Fund and Organization for Economic Co-operation and Development among others have lowered their global growth projections also supported fixed income prices.

Currency trading was particularly volatile as the U.S. dollar was buffeted to and fro during the quarter. The U.S. currency would strengthen whenever Fed Governors hinted that a rate increase was possible, such as in late April-early May and in late May-early June, but fall when those expectations faded. For example, after an extraordinarily weak U.S. June jobs report, such expectations were put on hold and the U.S. dollar weakened. Then, when Fed Chair Janet Yellen cited real concerns that the “temporary headwinds” that had blunted the Fed’s rate rise program might actually reflect Lawrence Summers’ “secular stagnation” rather than just passing concerns, the U.S. dollar softened further. However, following the surprise decision of the British electorate to leave the EU, a flight to safety and quality prompted an upward U-turn for the U.S. dollar. Overall, long U.S. dollar trades against the pound sterling and Swiss franc, and short U.S. dollar trades relative to the Brazilian real, New Zealand dollar and South African rand were profitable. On the other hand, short U.S. dollar trades versus the Australian, Israeli, Mexican, Polish and Swedish currencies produced losses. Trading the euro against the U.S. dollar, Polish zloty and Turkish lira was also unprofitable.

Trading of equity futures was fractionally profitable after a volatile quarter. Following a strong rebound from the February lows, equity trading was unsettled periodically by currency turmoil, the uncertainty surrounding  the monetary policies of the Bank of Japan, the Fed, European Central Bank and the Bank of England, worries about future growth and inflation outlooks, and actualized weakness in corporate profits. Still, gains on long positions in non-tech U.S., Canadian and British stock futures and from a short VIX trade outpaced the losses from trading of a number of European and Asian indices.

Long positions in soybeans and soybean meal were profitable as bad weather in Brazil and Argentina underpinned prices for most of the period.  A long sugar position posted a gain when prices rose as production in Thailand, India and Brazil was hurt by El Niño weather influences.

A short natural gas trade registered a loss as warmer than normal weather boosted prices, especially in June. Trading of London gas oil, heating oil, RBOB gasoline and WTI crude were also unprofitable, while a long position in Brent crude produced a partially offsetting gain.

Short positions in gold, silver, platinum, palladium and copper were each slightly unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2016.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On April 1,  2016,  May 1, 2016 and June 1, 2016 the Partnership sold Interests to new and existing limited partners of $2,207,000,  $475,000 and  $50,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2016:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2016	$ (268,102)	$ (10,065)	$ (278,167)
May 31, 2016	(396,750)	(17,520)	(414,270)
June 30, 2016	(31,280)	(540,000)	(571,280)
Total	$ (696,132)	$ (567,585)	$ (1,263,717)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 12, 2016		(Principal Accounting Officer)