Form 10-Q
period 2016-09-30
NESTOR PARTNERS
filed 2016-11-10
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2016

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
For the three and nine months ended September 30, 2016 and 2015 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2016 and December 31, 2015 (unaudited)
(b) For the three and nine months ended September 30, 2016 and 2015 (unaudited)
(c) For the nine months ended September 30, 2016 and 2015 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $19,138,067 and $22,505,542)	$19,138,426	$22,491,201
Net unrealized appreciation on open futures and forward
currency contracts	3,648,535	2,817,580
Due from brokers	4,084,095	4,624,283
Cash denominated in foreign currencies (cost $5,149,133
and $2,812,904)	5,176,043	2,774,795

Total equity in trading accounts	32,047,099	32,707,859

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $121,771,328 and $94,322,268)	121,789,254	94,225,272

CASH AND CASH EQUIVALENTS	14,904,668	9,672,026

ACCRUED INTEREST RECEIVABLE	298,796	198,079

TOTAL	$169,039,817	$136,803,236

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,964,000	$199,389
Net unrealized depreciation on open futures and forward
currency contracts	-	81,257
Accrued brokerage fees	305,556	247,872
Accrued expenses	145,720	122,528
Capital withdrawals payable	3,034,187	794,190
Due to General Partner	-	450,037
Accrued profit share	2,297,741	-

Total liabilities	8,747,204	1,895,273

PARTNERS' CAPITAL	160,292,613	134,907,963

TOTAL	$169,039,817	$136,803,236

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2016 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.18%	$287,286
Interest rates:
2 Year U.S. Treasury Note (507 contracts, settlement date December 2016)	0.06	101,203
5 Year U.S. Treasury Note (551 contracts, settlement date December 2016)	0.09	150,648
10 Year U.S. Treasury Note (332 contracts, settlement date December 2016)	0.03	44,203
Other	0.63	1,011,600

Total interest rates	0.81	1,307,654

Metals	0.15	242,499
Softs	0.04	69,650
Stock indices	0.75	1,180,147

Total long futures contracts	1.93	3,087,236

Short futures contracts:
Energies	(0.03)	(49,660)
Grains	0.16	259,114
Interest rates	0.00	56
Livestock	0.10	154,940
Metals	(0.32)	(506,021)
Stock indices	0.01	17,770

Total short futures contracts	(0.08)	(123,801)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.85	2,963,435
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.24	377,344
Total short forward currency contracts	0.19	307,756

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.43	685,100

TOTAL	2.28%	$3,648,535

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2016 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.625%, 02/15/2017	21.78%	$34,918,621
36,040,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.53	36,113,910
35,970,000	U.S. Treasury notes, 0.875%, 08/15/2017	22.49	36,045,874
33,780,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.12	33,849,275

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $140,909,395)	87.92%	$140,927,680

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2015

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Grains	0.00%	$282
Interest rates	(0.14)	(186,141)
Metals	0.18	245,756
Softs	0.02	27,269
Stock indices	0.27	364,745

Total long futures contracts	0.33	451,911

Short futures contracts:
Energies	0.72	971,559
Grains	0.16	218,122
Interest rates	(0.00)	(764)
Livestock	(0.04)	(52,200)
Metals	0.09	116,945
Softs	(0.03)	(47,611)
Stock indices	0.04	56,363

Total short futures contracts	0.94	1,262,414

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.27	1,714,325
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.52)	(703,308)
Total short forward currency contracts	1.28	1,725,306

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.76	1,021,998

TOTAL	2.03%	$2,736,323

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2015

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.375%, 04/30/2016	25.86%	$34,887,274
20,040,000	U.S. Treasury notes, 0.250%, 05/15/2016	14.85	20,028,649
30,970,000	U.S. Treasury notes, 0.625%, 07/15/2016	22.96	30,978,468
30,780,000	U.S. Treasury notes, 0.875%, 09/15/2016	22.85	30,822,082

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $116,827,810)	86.52%	$116,716,473

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2016	September 30, 2015
INVESTMENT INCOME:
Interest income	$188,925	$78,120

EXPENSES:
Brokerage fees	948,536	796,298
Administrative expenses	102,246	85,107
Custody fees and other expenses	7,252	6,897
Total expenses	1,058,034	888,302

NET INVESTMENT LOSS	(869,109)	(810,182)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,393,365	7,686,474
Foreign exchange translation	(23,465)	(140,043)
Net change in unrealized:
Futures and forward currency contracts	(2,779,777)	917,848
Foreign exchange translation	87,609	16,388
Net gains (losses) from U.S. Treasury notes:
Realized	(853)	-
Net change in unrealized	(43,487)	26,083
Total net realized and unrealized gains	2,633,392	8,506,750

NET INCOME	1,764,283	7,696,568
LESS PROFIT SHARE TO GENERAL PARTNER	115,246	253,277
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$1,649,037	$7,443,291

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2016	September 30, 2015
INVESTMENT INCOME:
Interest income	$428,414	$173,365

EXPENSES:
Brokerage fees	2,689,578	2,360,739
Administrative expenses	290,096	254,499
Custody fees and other expenses	20,084	20,491

Total expenses	2,999,758	2,635,729

NET INVESTMENT LOSS	(2,571,344)	(2,462,364)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	26,188,868	8,274,561
Foreign exchange translation	40,838	(320,077)
Net change in unrealized:
Futures and forward currency contracts	912,212	204,795
Foreign exchange translation	65,019	99,986
Net gains (losses) from U.S. Treasury notes:
Realized	(853)	-
Net change in unrealized	129,622	64,006

Total net realized and unrealized gains	27,335,706	8,323,271

NET INCOME	24,764,362	5,860,907
LESS PROFIT SHARE TO GENERAL PARTNER	2,338,360	257,480
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$22,426,002	$5,603,427

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2016:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2016	$73,450,219	$58,774,125	$-	$2,683,619	$134,907,963
Contributions	7,236,389	3,000,000	40,619	-	10,277,008
Withdrawals	(3,580,855)	(3,737,505)	-	-	(7,318,360)
Net income	12,479,159	11,744,527	3,453	537,223	24,764,362
General Partner's allocation:
New Profit-Accrued	(2,252,046)	(86,314)	-	-	(2,338,360)
PARTNERS' CAPITAL-
September 30, 2016	$87,332,866	$69,694,833	$44,072	$3,220,842	$160,292,613

For the nine months ended September 30, 2015:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2015	$63,032,169	$60,881,449	$-	$2,466,186	$126,379,804
Contributions	11,091,000	-	7,171	-	11,098,171
Withdrawals	(2,943,546)	(6,387,098)	-	-	(9,330,644)
Net income	2,260,314	3,448,580	45	151,968	5,860,907
General Partner's allocation:
New Profit-Accrued	(255,414)	(2,066)	-	-	(257,480)
PARTNERS' CAPITAL-
September 30, 2015	$73,184,523	$57,940,865	$7,216	$2,618,154	$133,750,758

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2016 and 2015	Limited Partners		Special Limited Partners
	2016	2015	2016	2015

Ratios to average capital:
Net investment loss (a)	(3.68)%	(3.79)%	(0.45)%	(0.76)%

Total expenses (a)	4.16%	4.02%	0.91%	0.99%
Profit share allocation (b)	0.15%	0.35%	(0.02)%	0.00%
Total expenses and profit share allocation	4.31%	4.37%	0.89%	0.99%

Total return before profit share allocation (b)	0.73%	5.55%	1.50%	6.36%
Less: profit share allocation (b)	0.15%	0.35%	(0.02)%	0.00%
Total return after profit share allocation	0.58%	5.20%	1.52%	6.36%

(a) annualized
(b) not annualized

For the nine months ended September 30, 2016 and 2015	Limited Partners		Special Limited Partners
	2016	2015	2016	2015

Ratios to average capital:
Net investment loss (a)	(3.73)%	(3.84)%	(0.55)%	(0.85)%

Total expenses (a)	4.11%	4.01%	0.92%	1.02%
Profit share allocation (b)	2.76%	0.36%	0.13%	0.00%
Total expenses and profit share allocation	6.87%	4.37%	1.05%	1.02%

Total return before profit share allocation (b)	16.58%	3.39%	19.62%	5.74%
Less: profit share allocation (b)	2.76%	0.36%	0.13%	0.00%
Total return after profit share allocation	13.82%	3.03%	19.49%	5.74%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2016 and December 31, 2015 (unaudited) and the results of its operations for the three and nine months ended September 30, 2016 and 2015 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of December 31, 2015.

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

During the three and nine months ended September 30, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2016 and December 31, 2015 in valuing the Partnership’s investments at fair value. At September 30, 2016 and December 31, 2015, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of September 30, 2016

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,927,680	$-	$140,927,680
Short-Term Money Market Fund*	14,654,668	-	14,654,668
Exchange-Traded Futures Contracts
Energies	237,626	-	237,626
Grains	259,114	-	259,114
Interest rates	1,307,710	-	1,307,710
Livestock	154,940	-	154,940
Metals	(263,522)	-	(263,522)
Softs	69,650	-	69,650
Stock indices	1,197,917	-	1,197,917

Total exchange-traded futures contracts	2,963,435	-	2,963,435

Over-the-Counter Forward Currency Contracts	-	685,100	685,100

Total futures and forward currency contracts (2)	2,963,435	685,100	3,648,535

Total financial assets at fair value	$158,545,783	$685,100	$159,230,883

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,138,426
Investments in U.S. Treasury notes			121,789,254
Total investments in U.S. Treasury notes			$140,927,680

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,648,535
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$3,648,535

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2015

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$116,716,473	$-	$116,716,473
Short-Term Money Market Fund*	9,422,026	-	9,422,026
Exchange-Traded Futures Contracts
Energies	971,559	-	971,559
Grains	218,404	-	218,404
Interest rates	(186,905)	-	(186,905)
Livestock	(52,200)	-	(52,200)
Metals	362,701	-	362,701
Softs	(20,342)	-	(20,342)
Stock indices	421,108	-	421,108

Total exchange-traded futures contracts	1,714,325	-	1,714,325

Over-the-Counter Forward Currency Contracts	-	1,021,998	1,021,998

Total futures and forward currency contracts (2)	1,714,325	1,021,998	2,736,323

Total financial assets at fair value	$127,852,824	$1,021,998	$128,874,822

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$22,491,201
Investments in U.S. Treasury notes			94,225,272
Total investments in U.S. Treasury notes			$116,716,473

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,817,580
Net unrealized depreciation on open futures and forward currency contracts			(81,257)
Total net unrealized appreciation on open futures and forward currency contracts			$2,736,323

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2016, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2016 and December 31, 2015. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$335,186	$(47,900)	$14,450	$(64,110)	$237,626
Grains	-	-	352,610	(93,496)	259,114
Interest rates	1,745,918	(438,264)	56	-	1,307,710
Livestock	-	-	154,940	-	154,940
Metals	318,359	(75,860)	28,396	(534,417)	(263,522)
Softs	83,496	(13,846)	-	-	69,650
Stock indices	1,383,703	(203,556)	51,133	(33,363)	1,197,917
Total futures contracts	3,866,662	(779,426)	601,585	(725,386)	2,963,435

Forward currency contracts	783,156	(405,812)	624,236	(316,480)	685,100

Total futures and
forward currency contracts	$4,649,818	$(1,185,238)	$1,225,821	$(1,041,866)	$3,648,535

Fair Value of Futures and Forward Currency Contracts at December 31, 2015

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$1,252,818	$(281,259)	$971,559
Grains	282	-	225,035	(6,913)	218,404
Interest rates	665,891	(852,032)	-	(764)	(186,905)
Livestock	-	-	-	(52,200)	(52,200)
Metals	279,706	(33,950)	419,632	(302,687)	362,701
Softs	75,246	(47,977)	100	(47,711)	(20,342)
Stock indices	542,082	(177,337)	77,458	(21,095)	421,108
Total futures contracts	1,563,207	(1,111,296)	1,975,043	(712,629)	1,714,325

Forward currency contracts	470,266	(1,173,574)	2,459,391	(734,085)	1,021,998

Total futures and
forward currency contracts	$2,033,473	$(2,284,870)	$4,434,434	$(1,446,714)	$2,736,323

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2016 and 2015 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2016 and 2015

Sector	Three months ended: September 30, 2016	Three months ended: September 30, 2015	Nine months ended: September 30, 2016	Nine months ended: September 30, 2015

Futures contracts:
Energies	$(2,626,608)	$2,730,277	$(2,943,704)	$(219,716)
Grains	370,299	(747,989)	2,559,129	(1,342,569)
Interest rates	1,716,452	5,731,114	20,478,650	6,345,778
Livestock	228,830	146,670	255,910	216,650
Metals	(185,188)	1,959,358	(1,368,347)	2,451,455
Softs	(96,349)	210,828	(441,269)	386,921
Stock indices	2,948,754	(3,230,247)	6,171,722	(201,651)

Total futures contracts	2,356,190	6,800,011	24,712,091	7,636,868

Forward currency contracts	257,398	1,804,311	2,388,989	842,488

Total futures and
forward currency contracts	$2,613,588	$8,604,322	$27,101,080	$8,479,356

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2016 and 2015 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2016 and 2015 was approximately $153,000,000 and $135,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2016 and 2015

	2016		2015
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$7,888,966	$6,871,276	$1,098,037	$9,643,297
Grains	2,975,753	11,797,357	3,325,359	4,404,476
Interest rates	334,673,127	4,410,612	247,152,884	13,689,096
Livestock	40,425	1,148,223	212,615	1,102,648
Metals	3,372,830	10,214,397	1,583,243	15,470,228
Softs	1,956,453	836,322	901,679	2,943,566
Stock indices	78,216,573	8,151,852	90,100,491	5,367,986

Total futures contracts	429,124,127	43,430,039	344,374,308	52,621,297

Forward currency contracts	67,269,420	51,450,845	38,527,186	51,322,070

Total futures and
forward currency contracts	$496,393,547	$94,880,884	$382,901,494	$103,943,367

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2016 and 2015. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

Offsetting derivative assets at September 30, 2016

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,617,108	$(528,203)	$2,088,905
Counterparty I	1,851,139	(976,609)	874,530
Total futures contracts	4,468,247	(1,504,812)	2,963,435

Forward currency contracts
Counterparty G	967,981	(623,853)	344,128
Counterparty H	439,411	(98,439)	340,972
Total forward currency contracts	1,407,392	(722,292)	685,100

Total assets	$5,875,639	$(2,227,104)	$3,648,535

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,088,905	$-	$(2,088,905)	$-
Counterparty G	344,128	-	-	344,128
Counterparty H	340,972	-	-	340,972
Counterparty I	874,530	-	(874,530)	-

Total	$3,648,535	$-	$(2,963,435)	$685,100

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2016.

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $5,976,006 and $14,631,693 at September 30, 2016 and December 31, 2015, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2016 and 2015. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2016	2015
Profit share earned	$7,155	$2,968
Reversal of profit share (1)	(2,189,650)	-
Profit share accrued	2,297,741	250,309
Total profit share	$115,246	$253,277

	Nine months ended:
	September 30,	September 30,
	2016	2015
Profit share earned	$40,619	$7,171
Profit share accrued	2,297,741	250,309
Total profit share	$2,338,360	$257,480

(1) On July 1st

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and nine months ended September 30, 2016 and 2015. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Administrative Expenses	$ 102,246	$ 85,107	$ 290,096	$ 254,499
Legal and Accounting Services Provided by TMC	$ 34,271	$ 21,071	$ 113,271	$ 102,364

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2016 and December 31, 2015,  $0 was owed to the General Partner.

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

During its operations for the three and nine months ended September 30, 2016, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2016

Month Ending:		Total Partners' Capital

September 30, 2016		$160,292,613
June 30, 2016		158,562,580
December 31, 2015		134,907,963

	Three Months ended	Nine months ended
Change in Partners' Capital	$1,730,033	$25,384,650
Percent Change	1.09%	18.82%

THREE MONTHS ENDED SEPTEMBER 30, 2016

The increase in the Partnership’s net assets of $1,730,033 was attributable to net income after profit share of $1,649,037 and contributions of $3,512,155 which was partially offset by withdrawals of $3,431,159.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended September 30, 2016 increased  $152,238 relative to the corresponding period in 2015.  The increase was due to an increase in average net assets of the Partnership during the three months ended September 30, 2016, relative to the corresponding period in 2015.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended September 30, 2016 increased $17,139 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net assets during the three months ended September 30, 2016, relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2016 increased $110,805 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2016 relative to the corresponding period in 2015,  and partially due to an increase in average net assets over the same period.

During the three months ended September 30, 2016,  the Partnership experienced net realized and unrealized gains of $2,633,392 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $948,536, administrative expenses of $102,246, custody fees and other expenses of $7,252 and an accrued profit share to the General Partner of $115,246 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $188,925, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $1,649,037. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.15%
Energies	(1.63)%
Grains	0.24%
Interest rates	1.08%
Livestock	0.14%
Metals	(0.11)%
Softs	(0.05)%
Stock indices	1.85%

Trading Gain	1.67%

NINE MONTHS ENDED SEPTEMBER 30, 2016

The increase in the Partnership’s net assets of $25,384,650 was attributable to net income after profit share of $22,426,002 and contributions of $10,277,008 which was partially offset by withdrawals of $7,318,360.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the nine months ended September 30, 2016 increased $328,839 relative to the corresponding period in 2015. The increase was due to  an increase in average net assets of the Partnership during the nine months ended September 30, 2016, relative to the corresponding period in 2015.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the nine months ended September 30, 2016 increased $35,597 relative to the corresponding period in 2015. The increase was due mainly to an increase in the Partnership’s average net assets during the nine months ended September 30, 2016, relative to the corresponding period in 2015.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2016 increased $255,049 relative to the corresponding period in 2015. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2016 relative to the corresponding period in 2015, and partially due to an increase in average net assets over the same period.

During the nine months ended September 30, 2016,  the Partnership experienced net realized and unrealized gains of $27,335,706 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,689,578, administrative expenses of $290,096, custody fees and other expenses of $20,084 and an accrued profit share to the General Partner of $2,338,360 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $428,414, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $22,426,002. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	1.68%
Energies	(1.67)%
Grains	1.81%
Interest rates	15.02%
Livestock	0.23%
Metals	(0.84)%
Softs	(0.22)%
Stock indices	4.14%

Trading Gain	20.15%

MANAGEMENT DISCUSSION –2016

Three months ended September 30, 2016

The Partnership was profitable during the third quarter largely due to gains from long equity and long interest futures positions. Trading of currency forwards and grain and livestock futures were each slightly profitable. On the other hand, trading of energy and metal futures were unprofitable. Trading of soft commodity futures was nearly flat.

Markets were unsettled throughout the period by a number of factors including: the repercussions of the U.K. voters ‘decision to have the U.K. leave the European Union, continued market schizophrenia about an interest rate increase by the Federal Reserve (“Fed”), the persistent discussions within the Organization of the Petroleum Exporting Countries (“OPEC”) about a potential production cut, and concerns about the upcoming U.S. elections. Moreover, as interest rates, the U.S. dollar, and energy prices reacted to these influences, there were secondary repercussions of those prices in other markets.

Long positions in German, French, Italian, British, Japanese and Canadian note and bond futures were profitable as sluggish growth and inflation kept the European Central Bank, Bank of England and Bank of Japan on accommodative policy paths. Meanwhile, the Fed continued to waffle on if and when it will raise interest rates, even though U.S. growth and inflation data showed improvement in the third quarter. As a result, long positions in U.S. note, bond and short-term interest rate futures posted losses, especially in August and early September when U.S. interest rates rose in anticipation of a near term Fed rate hike. After the Fed failed to deliver that increase at its September meeting, those U.S. losses were reduced somewhat.

Though the path was uneven, improving U.S. economic data, continued developed-world accommodative monetary policy, and higher energy prices that underpinned commodity producers led to profits on long positions in U.S., Canadian and Australian equity futures. A weaker pound sterling and policy accommodation from the Bank of England produced a gain for a long U.K. stock futures trade. Long Hong Kong and Taiwanese futures positions were profitable, as well. Meanwhile, short Japanese equity futures positions were unprofitable.

Foreign exchange trading was volatile and results were mixed. A short Mexican peso trade was profitable as U.S. political problems and somewhat slower growth combined with the trade and immigration concerns raised by the U.S. presidential campaign of Donald Trump to undermine the peso.  Rising energy and commodity prices and the lack of a Fed rate hike led to profits on long positions in high yield and commodity currencies including the: New Zealand and Australian dollars, Russian ruble, South African rand, Indian rupee, and Israeli shekel, especially in September.  A short sterling trade was also profitable, as were short euro trades versus the Norwegian and Polish currencies. Short U.S. dollar trades against the euro, yen, Canadian dollar, and several other units produced largely offsetting losses.

With corn inventories at 30-year highs and with worldwide grain production expected to increase 10% this year, short corn and wheat positions were profitable, particularly in July and August.  Trading the soybean complex—beans, meal and oil—generated a partially offsetting loss. Short cattle and hog positions were profitable.

Energy prices were volatile with Brent and WTI crude vacillating in the $40-$50 range. Record levels of production, high inventories, a glut of refined products in July, and bouts of U.S. dollar strength periodically depressed prices. On the other hand, persistent talk of production control agreements within OPEC and between OPEC and non-OPEC producers, and periods of U.S. dollar weakness underpinned prices at times. As a result, long energy trades were unprofitable in July and September, and short energy trades were unprofitable, especially in August.

Metal prices also experienced volatility during the July-September period. Losses from a short copper position and from trading gold, platinum, lead and nickel were marginally larger than the gains from trading silver and from a long zinc position.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2016.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July  1,  2016,  August 1, 2016 and September 1, 2016 the Partnership sold Interests to new and existing limited partners of $175,000,  $568,000 and  $2,762,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2016:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2016	$ (103,022)	$ (45,770)	$ (148,792)
August 31, 2016	(213,177)	(35,000)	(248,177)
September 30, 2016	(494,190)	(2,540,000)	(3,034,190)
Total	$ (810,389)	$ (2,620,770)	$ (3,431,159)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 10, 2016		(Principal Accounting Officer)