Form 10-K
period 2016-12-31
NESTOR PARTNERS
filed 2017-03-29
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2016

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2016 and 2015 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2016, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of December 31, 2016, the aggregate net asset value of the Partnership was $155,548,310.  The value at December 31, 2016 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $57,441.44, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2016.

The Partnership’s fiscal year ends on December 31.

The Partnership will terminate upon the prior withdrawal, insolvency or dissolution of the General Partner or occurrence of any event legally requiring termination.

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

(c)    Narrative description of business

The Partnership engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Partnership’s sole trading advisor is the General Partner.  The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes its systematically-based trading decisions pursuant to its investment and trading methods, which may include technical trend analysis, certain non-traditional technical systems (i.e., systems falling outside of traditional technical trend analysis), and money management principles, each of which may be revised from time to time. The objective of the General Partner’s investment and trading methods is to consider multiple data inputs, or “factors,” in order to arrive at relatively near-term return forecasts for each traded instrument and take appropriate risk-managed positions. These factors include price data, but also a range of price derivative and non-price data. The General Partner’s approach employs models that analyze data inputs over a time spectrum from several minutes to multiple years.

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

Successful systematic futures and forward trading depends on several elements. Two of the main factors are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

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

Of course, systems can be materially different — better in some periods and worse in others. The main distinguishing features are: the time frame over which systems work (intra-day to long-term); the granularity of data fed into them (tick data to daily, weekly or monthly frequencies); type (market or economic statistics); source (cash, futures, forward or option markets-generated data or government and industry-generated statistical information); and the objective of the system (profiting from momentum, mean reversion, trading ranges or volatility). No single approach will work all the time. Therefore, the General Partner’s objective is to have several approaches and several data inputs operating in conjunction with one another.

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, and each market is traded using a diversified set of trading systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Partnership: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. The current allocation to any market in the Partnership’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions which any person may hold or control in certain futures contracts. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In October 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural commodity derivatives, futures and options contracts and their economically equivalent swap contracts. On September 28, 2012, the U.S. District Court for the District of Columbia vacated these rules. In November 2013, however, the CFTC proposed substantially similar rules to its prior position limits regime, and in response to comments to such proposal, reproposed similar rules on December 5, 2016. This new set of speculative position limit rules is not yet finalized (or effective). All accounts controlled by the General Partner are combined for speculative position limit purposes. The General Partner could be required to liquidate positions it holds on behalf of the Partnership in order to comply with the new position limits regime. Any such liquidation or limited implementation could result in substantial costs to the Partnership. It is as yet unclear whether the rules will have an adverse effect on the Partnership.

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

(b)    Holders

As of December 31, 2016, there were 626 holders of Interests.

(c)    Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2016 and December 31, 2016, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing limited partners making additional investments.

	Number of
	Interests Sold to	Dollar Amount
	Limited	of such
Month	Partners	Interests Sold
October 1, 2016	12	$2,964,000
November 1, 2016	2	$130,000
December 1, 2016	2	$350,000

Total	16	$3,444,000

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

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2016:

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2016	$1,433,313	$436,799
November 30, 2016	$496,076	$20,680
December 31, 2016	$199,980	$579,454

Total	$2,129,369	$1,036,933

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2016, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

7

2016

During 2016, the Partnership achieved net realized and unrealized gains of $23,259,413 from its trading operations (including foreign exchange transactions and translations). Brokerage commissions of $3,635,886, administrative expenses of $389,364 and custody fees of $27,494 were paid or accrued. The Partnership paid a profit share to the General Partner of $1,753,733. Interest income of $643,835 partially offset the Partnership’s expenses resulting in a net income after profit share to the General Partner of $18,096,771. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.98%
Energies	(2.84)%
Grains	1.41%
Interest rates	7.53%
Livestock	0.09%
Metals	(0.47)%
Softs	(0.33)%
Stock indices	7.95%

Total	17.32%

The Partnership was profitable for the year due to gains from trading financial markets—equity futures, interest rate futures, and currency forwards. Trading of commodity futures—especially energy— was unprofitable.

Recurring concerns about global growth that International Monetary Fund Managing Director Christine Lagarde described early in the year as ‘…too low, too fragile and facing increased risks to its durability…”; persistently low inflation; accommodative monetary policy worldwide, especially during the first three quarters of the year that saw easing moves by the Bank of Japan, European Central Bank, People’s Bank of China, and Bank of England; and periodic flight to safety demand due to political developments and/or terrorist related events in China, Brazil, the U.K., Turkey, Belgium, France, Germany, Italy, the Middle East and the U.S. among others generated strong demand for government securities for much of 2016. Later, evidence that global growth and inflation were picking up; the prospect that the Trump administration’s fiscal, regulatory, trade and immigration initiatives could lead to bigger deficits, more growth and more inflation; and the Federal Reserve’s (the “Fed”) ¼% interest rate increase in December—after a year of on again-off again rhetoric—pushed interest rates up sharply from their summer lows. On balance, long positions in German, French, British, and Japanese note, bond and short-term interest rate futures were highly profitable. U.S. interest rate futures’ trading was fractionally profitable overall, although gains on long positions through July were largely offset by losses over the last five months of the year. Losses on long positions in Italian bond futures during the Banca Monte dei Paschi de Siena crisis late in the year outdistanced gains that had accrued earlier.

Against the background of broadly accommodative monetary policy worldwide; with actual growth improving modestly beginning in late summer; and with expected growth boosted by a surge in “animal spirits” due to the Trump administration’s plans, equity markets generally advanced during the year. Thus, despite some sharp broad based selloffs—in January-February on China and oil price concerns, in June around Brexit, and in October-November around the U.S. election—long positions in U.S., U.K., Canadian, Australian, German, French and Taiwanese equity futures were profitable, especially late in the year. A short vix trade was also quite profitable. Short positions in Chinese, Hong Kong, Singaporean and Korean futures were profitable during the January decline. Short positions in Japanese equity futures registered gains in February and long positions were profitable at yearend. Finally, short positions in Spanish equity futures were profitable during the January and June selloffs, and a long trade posted a gain during the fourth quarter.

Foreign exchange rates were volatile during the year. The U.S. dollar opened 2016 on a strong note given a search for safety, declining oil prices and the Fed’s “relatively hawkish” policy position. Thereafter, through mid-year, the U.S. dollar weakened in volatile trading reflecting the Fed’s feckless delays in raising official interest rates that were underscored in June when Fed Chair Janet Yellen cited real concerns that the “temporary headwinds” that had blunted the Fed’s rate rise program might actually reflect Larry Summer’s “secular stagnation” rather than just passing concerns. However, following the surprise decision of the British electorate to leave the European Union, a flight to safety and quality prompted an upward U-turn for the U.S. dollar. After trading sideways for the remainder of the summer, the U.S. dollar moved higher from late September through yearend to a 14 year high as U.S. economic data improved, as the Trump triumph boosted sentiment and as the Fed finally decided to raise rates after a one year hiatus. A long U.S. dollar trade against the British pound was profitable, particularly given the surprise “Brexit” vote. A long U.S. position versus the Mexican peso was profitable in spite of several interest rate hikes by the Bank of Mexico. Long U.S. dollar positions relative to the currencies of Canada, Switzerland, the Czech Republic, Sweden, the Euro, Japan, Korea and Singapore posted gains, especially late in the year. The ousting of the Rousseff government in Brazil led to gains on a long real position against the U.S. dollar. Rising metal prices and high interest rates led to profits on long New Zealand dollar and South African rand trades against the U.S. unit. Trading versus the Turkish lira and Russian ruble was also profitable. On the other hand, trading the U.S. dollar against the currencies of Australia, Chile, Israel, Norway and Poland was unprofitable, as was Euro non-U.S. dollar cross rate trading.

With the International Energy Agency suggesting that the “…world could drown in [oil] oversupply…” ; with crude oil production at or near record levels in many countries—e.g. Saudi Arabia, Russia, the U.S., Iraq; with Iranian exports ramping up; and with global demand still sluggish, crude prices slumped to about $27 per barrel in January. Then, reports that Saudi Arabia, Russia and a number of other producers were discussing plans for a production freeze and would meet in Doha in April sparked an oil price rebound to about $40/barrel. Subsequently, WTI crude traded in a wide range between $40 and $50 per barrel until early December, with prices dropping whenever the reality of excess production and high inventories dominated the discussion, and prices spiking higher whenever the Organization of the Petroleum Exporting Countries (“OPEC”) threat reemerged. Then, on November 30, OPEC announced an agreement to cut group production by a larger than expected 1.2 million barrels a day and non- OPEC producers, led by Russia, followed in early December with a 600,000 barrel per day reduction. As a result crude prices, which had fallen sharply from early October to late November, spiked upward by 9-10%. In this environment, trading of Brent and WTI crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were each unprofitable.

Industrial metals price volatility during the year reflected uncertain economic developments, especially in China, as well as U.S. dollar and energy prices volatility. Trading of copper, aluminum, lead, nickel, palladium, platinum and silver were each marginally unprofitable. One the other hand, a long gold trade in February, a short gold trade in May, and a long zinc position produced partially offsetting gains.

Long positions in soybeans and soybean meal were profitable during the second quarter as bad weather in Brazil and Argentina underpinned prices for most of the period. With corn inventories at 30 year highs and with worldwide grain production expected to increase 10% this year, short corn and wheat positions were profitable, particularly in June, July and August. Trading of soybean oil was slightly unprofitable.

Trading of soft and tropical commodities was fractionally unprofitable.

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

Trading of agricultural commodities was fractionally unprofitable. Trading of corn and wheat produced losses, especially during June and July when prices, after having drifted lower under the weight of large inventories and solid crop reports, spiked higher on spurious reports that China was aggressively buying grains and on a revised USDA forecast suggesting a less favorable crop outlook. Prices subsequently receded but positions had swung from short to long and losses were sustained on both sides. Trading of cotton was fractionally unprofitable. A short coffee trade was profitable as large supplies weighed on prices and a long sugar trade produced a gain late in the year, as did short livestock trades

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts and are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2016 and 2015, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2016, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On July 28, 2016, the Partnership filed a Consent Solicitation Statement (the “Consent Solicitation”) in connection with a proposal to approve the amendment (the “Amendment”) of the Amended and Restated Limited Partnership Agreement dated as of April 5, 2004. The purpose of the Amendment was to eliminate the stated term of the Partnership which was set to expire on October 31, 2017 (the “Term”). The Partnership thereafter mailed the Consent Solicitation to the Partnership’s limited partners of record who had not previously consented to the elimination of the Term as of the close of business on June 1, 2016. The solicitation expired on September 30, 2016. All of the limited partners that received the Consent Solicitation consented to the elimination of the Term. The Amendment subsequently became effective on November 1, 2016 and was filed with the State of New Jersey. No meeting of the Partnership’s limited partners was held.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware corporation operating in Greenwich, Connecticut, organized in May 1982 to manage discretionary accounts primarily in futures, forward and spot markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of the General Partner as of December 31, 2016 are as follows:

Harvey Beker, age 63. Mr. Beker is Co-Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its affiliates, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. Additionally, he was listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective February 8, 1984, May 23, 1989 and March 8, 2013, respectively, until November 1, 2015. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Mr. Beker has also served as Co-Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) since each entity’s inception.

Gregg R. Buckbinder, age 58. Mr. Buckbinder is President and Chief Operating Officer of the General Partner and The Millburn Corporation and also serves as Chief Financial Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, and has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007

George E. Crapple, age 72. Mr. Crapple is Co-Chairman of the General Partner and serves as a member of the General Partner’s Investment Committee. In 1966, he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969, he graduated from Harvard Law School, magna cum laude, where he was an editor of the Harvard Law Review. He was a lawyer with the law firm of Sidley Austin LLP, Chicago, Illinois, from June 1969 until April 1, 1983, as a partner since July 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the General Partner in June 1976 and joined the General Partner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. Mr. Crapple ceased his employment with The Millburn Corporation effective May 31, 2011 and his position as Co-Chief Executive Officer of the General Partner as of November 1, 2015. He became a partner in ShareInVest in April 1984. Mr. Crapple is a past Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the hedge fund industry group, the Managed Funds Association (the “MFA”), a former member of the Global Markets Advisory Committee of the CFTC and a former member of the board of directors of the Futures Industry Association. Mr. Crapple has also served as the Co-Chairman of each entity in Millburn International Group since inception. Mr. Crapple became listed as a Principal and registered as an Associated Person and Swap Associated Person of the General Partner effective September 13, 1984, April 2, 1988 and December 26, 2012, respectively. Additionally, he was listed as a Principal and registered as an Associated Person of The Millburn Corporation effective April 9, 1981 and May 23, 1989, respectively, until May 31, 2011. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007.

Steven M. Felsenthal, age 47. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner and The Millburn Corporation. Prior to joining the General Partner and its affiliates in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an L.L.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), Vice Chair of MFA’s CTA, CPO and Futures Committee (since February 2017), a former member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Board of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner and The Millburn Corporation effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest.

Mark B. Fitzsimmons, age 69. Mr. Fitzsimmons is a Senior Vice President of the General Partner and served in the same capacity at The Millburn Corporation until December 31, 2011. His responsibilities mainly involve business development. He joined the General Partner and its affiliates in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a listed Principal and registered Associated Person of The Millburn Corporation effective June 20, 1995 until December 31, 2011 and October 12, 1992 until December 31, 2011, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007.

Barry Goodman, age 59. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He also became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, April 5, 1989 and March 8, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 65. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner and The Millburn Corporation, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner, The Millburn Corporation and their affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both entities until May 31, 2016. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. He became listed as a Principal and registered as an Associated Person and a Swap Associated Person of The Millburn Corporation effective June 20, 1995, May 21, 1992, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Michael W. Carter, age 47. Mr. Carter is a Vice President, Director of Operations of The Millburn Corporation and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Prior to his promotion to Director of Operations in January 2011 and Principal Accounting Officer effective May 2014, Mr. Carter held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner and The Millburn Corporation effective April 22, 2014 and July 1, 2014, respectively.

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

(b)    Security Ownership of Management

 The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2016, the General Partner’s interest was valued at $2,492,603, which constituted 1.60% of the Partnership’s capital as of December 31, 2016.

As of December 31, 2016, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$229,381	$14,245,238	0.15%	9.30%

Gregg Buckbinder	$200,155	$461,152	0.13%	0.30%

George E. Crapple	$922,141	$7,321,156	0.60%	4.78%

Steven M. Felsenthal	$0	$162,067	0.00%	0.11%

Mark Fitzsimmons	$0	$3,788,227	0.00%	2.48%

Barry Goodman	$59,488	$2,669,635	0.04%	1.74%

Grant Smith	$4,033,032	$2,169,184	2.64%	1.42%

Directors and executive officers of the General Partner as a group	$5,444,197	$30,816,659	3.56%	20.13%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11.   Executive Compensation ” and “Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .”  The Partnership paid $3,635,886 in brokerage fees to the General Partner and allocated $1,753,733 in profit share to the General Partner for the year ended December 31, 2016.  The General Partner’s capital interest was allocated a net gain of $461,135 for the year ended December 31, 2016. The Partnership paid $3,147,327 in brokerage fees to the General Partner and allocated $449,760 in profit share to the General Partner for the year ended December 31, 2015.  The General Partner’s capital interest was allocated a net gain of $217,710 for the year ended December 31, 2015. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets.  A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation, for the provision of accounting services to the Partnership.  The Partnership incurred administrative expenses of $389,364 during the year ended December 31, 2016 of which $109,142 was paid or was payable to The Millburn Corporation. The Partnership incurred administrative expenses of $338,595 during the year ended December 31, 2015 of which $47,987 was paid or was payable to The Millburn Corporation. The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2016 and 2015 were approximately $118,000 and $118,000, respectively.

(2)           Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2016 and 2015.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2016 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

3.02	Amended and Restated Agreement of Limited Partnership of Nestor Partners

13.01	2016 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

10.04	Form of Selling Agreement

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2017.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Co-Chairman	March 29, 2017
Harvey Beker	(Director)

/s/ George E. Crapple	Co-Chairman	March 29, 2017
George E. Crapple	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2017
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2017
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Financial Officer	March 29, 2017
Gregg Buckbinder	(Principal Financial Officer)

/s/ Michael W. Carter	Vice President	March 29, 2017
Michael W. Carter	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

3.02	Amended and Restated Agreement of Limited Partnership of Nestor Partners

13.01	2016 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Executive Officer

32.03	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits were filed by the Partnership as a part of its Registration Statement on Form 10 (Reg. No. 000-50725) on April 29, 2004 and are incorporated herein by reference.

Exhibit Number	Description of Document

3.01	Amended and Restated Certificate of Limited Partnership of Nestor Partners

10.04	Form of Selling Agreement

