Form 10-Q
period 2017-03-31
NESTOR PARTNERS
filed 2017-05-12
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2017

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

Yes  ☒           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes  ☐           No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No   ☒

PART 1. FINANANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three months ended March 31, 2017 and 2016 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2017 and December 31, 2016 (unaudited)
(b) For the three months ended March 31, 2017 and 2016 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $23,724,085 and $17,826,016)	$23,699,245	$17,809,582
Net unrealized appreciation on open futures and forward
currency contracts	3,385,013	3,487,795
Due from brokers	1,633,344	441,445
Cash denominated in foreign currencies (cost $5,574,385
and $3,292,817)	5,602,761	3,184,002

Total equity in trading accounts	34,320,363	24,922,824

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $117,071,472 and $123,007,891)	116,968,719	122,946,045

CASH AND CASH EQUIVALENTS	14,313,438	11,314,010

ACCRUED INTEREST RECEIVABLE	313,695	280,558

TOTAL	$165,916,215	$159,463,437

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,340,000	$225,000
Net unrealized depreciation on open futures and forward
currency contracts	570,942	-
Accrued brokerage fees	305,460	297,447
Accrued expenses	276,958	206,958
Capital withdrawals payable to limited partners	1,076,234	779,439
Capital withdrawals payable to General partner	-	2,405,883
Accrued profit share	619,159	-
Other liabilities	198	400

Total liabilities	4,188,951	3,915,127

PARTNERS' CAPITAL	161,727,264	155,548,310

TOTAL	$165,916,215	$159,463,437

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2017 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.12%	$192,882
Interest rates:
2 Year U.S. Treasury Note (134 contracts, settlement date June 2017)	0.04	57,172
5 Year U.S. Treasury Note (124 contracts, settlement date June 2017)	0.05	84,563
10 Year U.S. Treasury Note (74 contracts, settlement date June 2017)	0.06	97,359
30 Year U.S. Treasury Bond (60 contracts, settlement date June 2017)	0.06	99,063
Other	0.63	1,006,971

Total interest rates	0.84	1,345,128

Livestock	0.00	160
Metals	0.08	129,198
Softs	0.00	3,640
Stock indices	0.41	670,394

Total long futures contracts	1.45	2,341,402

Short futures contracts:
Energies	(0.18)	(294,724)
Grains	0.26	416,072
Livestock	0.00	910
Metals	(0.06)	(93,556)
Softs	0.18	287,015
Stock indices	0.00	3,918

Total short futures contracts	0.20	319,635

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.65	2,661,037
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.07	1,736,879
Total short forward currency contracts	(0.98)	(1,583,845)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.09	153,034

TOTAL	1.74%	$2,814,071

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2017 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$36,040,000	U.S. Treasury notes, 0.875%, 05/15/2017	22.29%	$36,047,039
35,970,000	U.S. Treasury notes, 0.875%, 08/15/2017	22.25	35,978,430
33,780,000	U.S. Treasury notes, 0.875%, 11/15/2017	20.88	33,766,805
34,890,000	U.S. Treasury notes, 1.000%, 02/15/2018	21.56	34,875,690

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $140,795,557)	86.98%	$140,667,964

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2016

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$41,988
Grains	(0.00)	(1,890)
Interest rates	0.98	1,544,083
Livestock	0.00	1,000
Metals	0.06	90,747
Softs	(0.00)	(6,425)
Stock indices	0.53	820,458

Total long futures contracts	1.60	2,489,961

Short futures contracts:
Energies	(0.04)	(68,750)
Grains	0.01	22,555
Interest rates	(0.01)	(21,626)
Metals	0.09	138,538
Softs	(0.00)	(4,838)
Stock indices	(0.15)	(213,616)

Total short futures contracts	(0.10)	(147,737)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.50	2,342,224
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.30)	(471,630)
Total short forward currency contracts	1.04	1,617,201

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.74	1,145,571

TOTAL	2.24%	$3,487,795

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2016

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.43%	$34,893,407
36,040,000	U.S. Treasury notes, 0.875%, 05/15/2017	23.19	36,077,307
35,970,000	U.S. Treasury notes, 0.875%, 08/15/2017	23.15	36,001,614
33,780,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.72	33,783,299

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $140,833,907)	90.49%	$140,755,627

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
INVESTMENT INCOME:
Interest income	$231,970	$108,323

EXPENSES:
Brokerage fees	961,931	851,257
Administrative expenses	70,000	92,092
Custody fees and other expenses	7,653	6,018
Total expenses	1,039,584	949,367

NET INVESTMENT LOSS	(807,614)	(841,044)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,815,575	12,164,311
Foreign exchange translation	(36,929)	(7,327)
Net change in unrealized:
Futures and forward currency contracts	(673,724)	1,554,770
Foreign exchange translation	137,191	102,097
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(49,313)	121,615
Total net realized and unrealized gains	7,192,800	13,935,466

NET INCOME	6,385,186	13,094,422
LESS PROFIT SHARE TO GENERAL PARTNER	621,420	1,241,159
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$5,763,766	$11,853,263

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2017:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2017	$86,147,007	$66,908,700	$-	$2,492,603	$155,548,310
Contributions	1,333,000	1,000,000	2,261	-	2,335,261
Withdrawals	(866,607)	(1,053,466)	-	-	(1,920,073)
Net income	3,194,338	3,075,208	30	115,610	6,385,186
General Partner's allocation:
New Profit-Accrued	(595,605)	(25,815)	-	-	(621,420)
PARTNERS' CAPITAL-
March 31, 2017	$89,212,133	$69,904,627	$2,291	$2,608,213	$161,727,264

For the three months ended March 31, 2016:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2016	$73,450,219	$58,774,125	$-	$2,683,619	$134,907,963
Contributions	999,389	3,000,000	16,846	-	4,016,235
Withdrawals	(2,074,334)	(549,150)	-	-	(2,623,484)
Net income	6,837,179	5,980,929	320	275,994	13,094,422
General Partner's allocation:
New Profit-Accrued	(1,157,512)	(83,647)	-	-	(1,241,159)
PARTNERS' CAPITAL-
March 31, 2016	$78,054,941	$67,122,257	$17,166	$2,959,613	$148,153,977

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2017 and 2016	Limited Partners		Special Limited Partners
	2017	2016	2017	2016

Ratios to average capital:
Net investment loss (a)	(3.48)%	(3.77)%	(0.24)%	(0.63)%

Total expenses (a)	4.06%	4.07%	0.82%	0.92%
Profit share allocation (b)	0.68%	1.48%	0.04%	0.13%
Total expenses and profit share allocation	4.74%	5.55%	0.86%	1.05%

Total return before profit share allocation (b)	3.69%	9.22%	4.53%	10.16%
Less: profit share allocation (b)	0.68%	1.48%	0.04%	0.13%
Total return after profit share allocation	3.01%	7.74%	4.49%	10.03%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2017 (unaudited) and December 31, 2016 and the results of its operations for the three months ended March 31, 2017 and 2016 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2013 to 2016, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2016.

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

Investment Company Status: The Partnership is an investment company following the accounting and reporting guidance put forth in Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.

During the three months ended March 31, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2017 and December 31, 2016 in valuing the Partnership’s investments at fair value. At March 31, 2017 and December 31, 2016, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2017

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,667,964	$-	$140,667,964
Short-Term Money Market Fund*	14,063,438	-	14,063,438
Exchange-Traded Futures Contracts
Energies	(101,842)	-	(101,842)
Grains	416,072	-	416,072
Interest rates	1,345,128	-	1,345,128
Livestock	1,070	-	1,070
Metals	35,642	-	35,642
Softs	290,655	-	290,655
Stock indices	674,312	-	674,312

Total exchange-traded futures contracts	2,661,037	-	2,661,037

Over-the-Counter Forward Currency Contracts	-	153,034	153,034

Total futures and forward currency contracts (2)	2,661,037	153,034	2,814,071

Total financial assets at fair value	$157,392,439	$153,034	$157,545,473

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$23,699,245
Investments in U.S. Treasury notes			116,968,719
Total investments in U.S. Treasury notes			$140,667,964

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,385,013
Net unrealized depreciation on open futures and forward currency contracts			(570,942)
Total net unrealized appreciation on open futures and forward currency contracts			$2,814,071

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,755,627	$-	$140,755,627
Short-Term Money Market Fund*	11,064,010	-	11,064,010
Exchange-Traded Futures Contracts
Energies	(26,762)	-	(26,762)
Grains	20,665	-	20,665
Interest rates	1,522,457	-	1,522,457
Livestock	1,000	-	1,000
Metals	229,285	-	229,285
Softs	(11,263)	-	(11,263)
Stock indices	606,842	-	606,842

Total exchange-traded futures contracts	2,342,224	-	2,342,224

Over-the-Counter Forward Currency Contracts	-	1,145,571	1,145,571

Total futures and forward currency contracts (2)	2,342,224	1,145,571	3,487,795

Total financial assets at fair value	$154,161,861	$1,145,571	$155,307,432

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$17,809,582
Investments in U.S. Treasury notes			122,946,045
Total investments in U.S. Treasury notes			$140,755,627

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,487,795
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$3,487,795

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2017, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$196,569	$(3,687)	$140	$(294,864)	$(101,842)
Grains	-	-	493,528	(77,456)	416,072
Interest rates	1,502,393	(157,265)	-	-	1,345,128
Livestock	160	-	1,780	(870)	1,070
Metals	292,867	(163,669)	158,612	(252,168)	35,642
Softs	3,730	(90)	288,481	(1,466)	290,655
Stock indices	919,783	(249,389)	37,253	(33,335)	674,312
Total futures contracts	2,915,502	(574,100)	979,794	(660,159)	2,661,037

Forward currency contracts	2,327,659	(590,780)	624,268	(2,208,113)	153,034

Total futures and
forward currency contracts	$5,243,161	$(1,164,880)	$1,604,062	$(2,868,272)	$2,814,071

Fair Value of Futures and Forward Currency Contracts at December 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$53,954	$(11,966)	$16,170	$(84,920)	$(26,762)
Grains	-	(1,890)	62,693	(40,138)	20,665
Interest rates	1,791,090	(247,007)	60	(21,686)	1,522,457
Livestock	1,000	-	-	-	1,000
Metals	450,329	(359,582)	298,763	(160,225)	229,285
Softs	10	(6,435)	49,155	(53,993)	(11,263)
Stock indices	1,255,987	(435,529)	14,600	(228,216)	606,842
Total futures contracts	3,552,370	(1,062,409)	441,441	(589,178)	2,342,224

Forward currency contracts	321,028	(792,658)	1,965,153	(347,952)	1,145,571

Total futures and
forward currency contracts	$3,873,398	$(1,855,067)	$2,406,594	$(937,130)	$3,487,795

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2017 and 2016

Sector	Three months ended: March 31, 2017	Three months ended: March 30, 2016

Futures contracts:
Energies	$(712,093)	$581,561
Grains	(342,652)	99,843
Interest rates	69,752	9,918,141
Livestock	(66,320)	7,800
Metals	36,320	(438,574)
Softs	129,061	(439,142)
Stock indices	7,598,378	2,571,389

Total futures contracts	6,712,446	12,301,018

Forward currency contracts	429,405	1,418,063

Total futures and
forward currency contracts	$7,141,851	$13,719,081

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2017 and 2016 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2017 and 2016 was approximately $160,000,000 and $146,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2017 and 2016

	2017		2016
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$5,661,105	$7,221,499	$2,742,167	$12,341,237
Grains	110,810	12,215,217	1,713,612	10,305,320
Interest rates	287,103,195	3,617,497	293,616,634	8,752,692
Livestock	28,000	421,325	80,850	826,835
Metals	10,923,366	6,026,640	1,390,638	13,470,710
Softs	363,113	3,843,073	1,602,407	1,357,913
Stock indices	122,250,672	10,330,194	54,733,503	11,634,564

Total futures contracts	426,440,261	43,675,445	355,879,811	58,689,271

Forward currency contracts	55,461,199	98,810,890	60,051,555	55,504,485

Total futures and
forward currency contracts	$481,901,460	$142,486,335	$415,931,366	$114,193,756

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2017 and 2016. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG) and SG Americas Securities, LLC., as well as the FX prime broker, Deutsche Bank AG, and the swap dealer, Morgan Stanley & Co., LLC, give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2017 and December 31, 2016.

Offsetting derivative assets at March 31, 2017

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,288,091	$(483,873)	$1,804,218
Counterparty I	1,607,205	(750,386)	856,819
Total futures contracts	3,895,296	(1,234,259)	2,661,037

Forward currency contracts
Counterparty H	2,162,133	(1,438,157)	723,976
Total forward currency contracts	2,162,133	(1,438,157)	723,976

Total assets	$6,057,429	$(2,672,416)	$3,385,013

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,360,736	$(789,794)	$570,942

Total liabilities	$1,360,736	$(789,794)	$570,942

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,804,218	$-	$(1,804,218)	$-
Counterparty H	723,976	-	-	723,976
Counterparty I	856,819	-	(856,819)	-

Total	$3,385,013	$-	$(2,661,037)	$723,976

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$570,942	$-	$-	$570,942

Total	$570,942	$-	$-	$570,942

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2017.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2017.

Offsetting derivative assets and liabilities at December 31, 2016

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,601,420	$(830,682)	$1,770,738
Counterparty I	1,392,391	(820,905)	571,486
Total futures contracts	3,993,811	(1,651,587)	2,342,224

Forward currency contracts
Counterparty G	1,084,114	(470,463)	613,651
Counterparty H	1,202,067	(670,147)	531,920
Total forward currency contracts	2,286,181	(1,140,610)	1,145,571

Total assets	$6,279,992	$(2,792,197)	$3,487,795

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,770,738	$-	$(1,770,738)	$-
Counterparty G	613,651	-	-	613,651
Counterparty H	531,920	-	-	531,920
Counterparty I	571,486	-	(571,486)	-

Total	$3,487,795	$-	$(2,342,224)	$1,145,571

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.

(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statement of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2016.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $10,239,709 and $8,508,598 at March 31, 2017 and December 31, 2016, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2017 and 2016. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2017	2016
Profit share earned	$2,261	$16,846
Profit share accrued	619,159	1,224,313
Total profit share	$621,420	$1,241,159

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three months ended March 31, 2017 and 2016. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

As of January 1, 2017, TMC no longer charges the Partnership for providing legal and accounting services.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Administrative Expenses	$ 70,000	$ 92,092
Legal and Accounting Services Provided by TMC	$ -	$ 52,351

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2017 and December 31, 2016,  $198 and $400 was owed to the General Partner, respectively, and included in the Statement of Financial condition in Other liabilities.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2017 to May 12, 2017, the date the form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2017, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2017

Month Ending:	Total Partners' Capital

March 31, 2017	$161,727,264
December 31, 2016	155,548,310

Three Months ended
Change in Partners' Capital	$6,178,954
Percent Change	3.97%

THREE MONTHS ENDED MARCH 31, 2017

The increase in the Partnership’s net assets of $6,178,954 was attributable to net income after profit share of $5,763,766 and contributions of $2,335,261 which were partially offset by withdrawals of $1,920,073.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended March 31, 2017 increased $110,674 relative to the corresponding period in 2016. The increase was due to an increase in average net assets of the Partnership during the three months ended March 31, 2017, relative to the corresponding period in 2016.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended March 31, 2017 decreased  $22,092 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the three months ended March 31, 2017, relative to the corresponding period in 2016 when the Partnership was accrued expenses for such services.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2017 increased $123,647 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2017 relative to the corresponding period in 2016.

During the three months ended March 31, 2017, the Partnership experienced net realized and unrealized gains of $7,192,800 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $961,931, administrative expenses of $70,000, custody fees and other expenses of $7,653 and an accrued profit share to the General Partner of $621,420 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $231,970, were partially offset by the Partnership’s expenses resulting in net income after profit share to the General Partner of $5,763,766. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.29%
Energies	(0.43)%
Grains	(0.23)%
Interest rates	0.03%
Livestock	(0.04)%
Metals	0.03%
Softs	0.07%
Stock indices	4.85%

Trading Gain	4.57%

MANAGEMENT DISCUSSION –2017

Three months ended March 31, 2017

The Partnership registered a solid first quarter gain due to profits from long equity futures positions. Trading of currency forwards was slightly profitable, trading of commodity futures was fractionally negative and trading of interest rate futures was essentially flat.

According to the Brookings Institution and the Financial Times, the global economic recovery is now “broad-based and stable”. Morgan Stanley concurs, stating that a “…synchronous global recovery…is exhibiting more self-sustaining characteristics”. Against this background, long positions in U.S., European and Asian equity futures were broadly profitable. A long VIX trade was also profitable. Short positions in Indian and South African stock futures were marginally negative. Neither the fading of the positive impulses from the Trump election victory nor an increase in political and geopolitical tensions was able to blunt this equity advance.

The U.S. dollar, which had risen sharply during 2016’s fourth quarter, was volatile and weakened during the first three months of 2017 as the difficult reality of governing diminished the election euphoria for the Trump administration. Profits from short U.S. dollar trades versus the currencies of Australia, Brazil, India, Mexico, Russia, and Turkey were offset by the losses from long U.S. dollar positions versus the euro and the currencies of Great Britain, Canada, Japan, Korea, New Zealand, Norway, Sweden and Singapore. Meanwhile, a long euro/short Polish zloty trade and a short euro/long Turkish lira position were each slightly profitable.

Interest rates rose early in the period in response to the improving economic outlook and to evidence that central banks worldwide were pulling back from the long era of ultralow interest rates and quantitative easing. Indeed the U.S. Federal Reserve (the “Fed”) did raise its official rate again by ¼% during the quarter. Moreover, Mario Draghi, the President of the European Central Bank (the “ECB”), indicated that  “there is no longer the sense of urgency in taking further actions”. The People’s Bank of China (the “PBOC”) edged toward a tighter policy during the quarter as well. Finally, the Bank of England and the Bank of Japan issued improved outlooks for their economies. Later on, however, political tensions in the U.S., Great Britain, the Netherlands, France, Turkey and South Africa and geopolitical tensions and terrorism involving North Korea, South Korea, the U.K., Canada and Syria produced a flight to safety and declining rates. On balance, the sector was flat for the quarter and at month-end the Partnership’s interest rate futures positions remained generally long.

Energy prices were volatile and range-bound in the quarter. Production cut efforts by the Organization of the Petroleum Exporting Countries buoyed prices at times, while increasing U.S. shale production weighed on prices at other times. A long RBOB gasoline position was unprofitable as was trading of crude oil and London gas oil.

Trading of metal futures was nearly flat as small profits from long aluminum and zinc positions offset small losses from short gold and silver positions.

Trading of soft and agricultural commodities was marginally unprofitable. Grain trading was unprofitable due to losses from a short corn trade early in the period and from long soybean and soybean meal positions. A short wheat position was profitable in March. A short sugar position was also profitable in March. Trading of livestock was slightly negative.

Period ended March 30, 2016

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1,  2017,  February 1, 2017 and March 1, 2017, the Partnership sold Interests to new and existing limited partners of $1,225,000, $408,000 and  $700,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2017:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2017	$ (271,049)	$ -	$ (271,049)
February 28, 2017	(559,324)	(13,466)	(572,790)
March 31, 2017	(36,234)	(1,040,000)	(1,076,234)
Total	$ (866,607)	$ (1,053,466)	$ (1,920,073)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 12, 2017		(Principal Accounting Officer)