Form 10-Q
period 2017-06-30
NESTOR PARTNERS
filed 2017-08-11
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2017

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
For the three and six months ended June 30, 2017 and 2016 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2017 and December 31, 2016 (unaudited)
(b) For the three and six months ended June 30, 2017 and 2016 (unaudited)
(c) For the six months ended June 30, 2017 and 2016 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $26,512,238 and $17,826,016)	$26,490,478	$17,809,582
Net unrealized appreciation on open futures and forward
currency contracts	-	3,487,795
Due from brokers	1,086,185	441,445
Cash denominated in foreign currencies (cost $6,942,058
and $3,292,817)	7,107,533	3,184,002

Total equity in trading accounts	34,684,196	24,922,824

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $124,169,927 and $123,007,891)	124,030,602	122,946,045

CASH AND CASH EQUIVALENTS	17,881,517	11,314,010

ACCRUED INTEREST RECEIVABLE	355,554	280,558

TOTAL	$176,951,869	$159,463,437

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$4,774,500	$225,000
Net unrealized depreciation on open futures and forward
currency contracts	8,768,520	-
Accrued brokerage fees	308,599	297,447
Due to brokers	2,124,779	-
Accrued expenses	239,582	206,958
Capital withdrawals payable to Limited Partners	699,360	779,439
Capital withdrawals payable to General Partner	-	2,405,883
Other liabilities	3,333	400

Total liabilities	16,918,673	3,915,127

PARTNERS' CAPITAL	160,033,196	155,548,310

TOTAL	$176,951,869	$159,463,437

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2017 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Interest rates	(2.68)%	$(4,299,081)
Livestock	(0.01)	(16,950)
Metals	0.45	726,657
Softs	0.00	1,960
Stock indices	(1.15)	(1,844,317)

Total long futures contracts	(3.39)	(5,431,731)

Short futures contracts:
Energies	(0.62)	(991,208)
Grains	(0.34)	(541,423)
Interest rates	0.00	1,350
Livestock	(0.01)	(13,890)
Metals	(0.52)	(833,917)
Softs	0.09	136,346
Stock indices	(0.03)	(41,315)

Total short futures contracts	(1.43)	(2,284,057)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	(4.82)	(7,715,788)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.73	1,175,330
Total short forward currency contracts	(1.39)	(2,228,062)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.66)	(1,052,732)

TOTAL	(5.48)%	$(8,768,520)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2017 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,670,000	U.S. Treasury notes, 0.875%, 08/15/2017	23.54%	$37,667,057
37,670,000	U.S. Treasury notes, 0.875%, 11/15/2017	23.52	37,644,249
37,670,000	U.S. Treasury notes, 1.000%, 02/15/2018	23.51	37,625,120
37,670,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.49	37,584,654

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $150,682,165)	94.06%	$150,521,080

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2016

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$41,988
Grains	(0.00)	(1,890)
Interest rates	0.98	1,544,083
Livestock	0.00	1,000
Metals	0.06	90,747
Softs	(0.00)	(6,425)
Stock indices	0.53	820,458

Total long futures contracts	1.60	2,489,961

Short futures contracts:
Energies	(0.04)	(68,750)
Grains	0.01	22,555
Interest rates	(0.01)	(21,626)
Metals	0.09	138,538
Softs	(0.00)	(4,838)
Stock indices	(0.15)	(213,616)

Total short futures contracts	(0.10)	(147,737)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.50	2,342,224
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.30)	(471,630)
Total short forward currency contracts	1.04	1,617,201

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.74	1,145,571

TOTAL	2.24%	$3,487,795

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2016

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.43%	$34,893,407
36,040,000	U.S. Treasury notes, 0.875%, 05/15/2017	23.19	36,077,307
35,970,000	U.S. Treasury notes, 0.875%, 08/15/2017	23.15	36,001,614
33,780,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.72	33,783,299

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $140,833,907)	90.49%	$140,755,627

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2017	June 30, 2016
INVESTMENT INCOME:
Interest income	$300,391	$131,166

EXPENSES:
Brokerage fees	1,012,001	889,785
Administrative expenses	70,000	95,758
Custody fees and other expenses	7,336	6,814
Total expenses	1,089,337	992,357

NET INVESTMENT LOSS	(788,946)	(861,191)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,155,305	8,631,192
Foreign exchange translation	34,787	71,630
Net change in unrealized:
Futures and forward currency contracts	(11,582,591)	2,137,219
Foreign exchange translation	137,099	(124,687)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(33,492)	51,494
Total net realized and unrealized gains (losses)	(6,288,892)	10,766,848

NET INCOME (LOSS)	(7,077,838)	9,905,657
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(615,484)	981,955
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(6,462,354)	$8,923,702

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016
INVESTMENT INCOME:
Interest income	$532,361	$239,489

EXPENSES:
Brokerage fees	1,973,932	1,741,042
Administrative expenses	140,000	187,850
Custody fees and other expenses	14,989	12,832

Total expenses	2,128,921	1,941,724

NET INVESTMENT LOSS	(1,596,560)	(1,702,235)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,970,880	20,795,503
Foreign exchange translation	(2,142)	64,303
Net change in unrealized:
Futures and forward currency contracts	(12,256,315)	3,691,989
Foreign exchange translation	274,290	(22,590)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(82,805)	173,109

Total net realized and unrealized gains	903,908	24,702,314

NET INCOME (LOSS)	(692,652)	23,000,079
LESS PROFIT SHARE TO GENERAL PARTNER	5,936	2,223,114
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(698,588)	$20,776,965

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2017:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2017	$86,147,007	$66,908,700	$-	$2,492,603	$155,548,310
Contributions	6,562,500	2,000,000	5,936	-	8,568,436
Withdrawals	(2,081,615)	(1,303,347)	-	-	(3,384,962)
Net income (loss)	(1,118,739)	406,576	(215)	19,726	(692,652)
General Partner's allocation:
New Profit-Accrued	(4,135)	(1,801)	-	-	(5,936)
PARTNERS' CAPITAL-
June 30, 2017	$89,505,018	$68,010,128	$5,721	$2,512,329	$160,033,196

For the six months ended June 30, 2016:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2016	$73,450,219	$58,774,125	$-	$2,683,619	$134,907,963
Contributions	3,731,389	3,000,000	33,464	-	6,764,853
Withdrawals	(2,770,466)	(1,116,735)	-	-	(3,887,201)
Net income	11,838,518	10,672,635	2,793	486,133	23,000,079
General Partner's allocation:
New Profit-Accrued	(2,123,118)	(99,996)	-	-	(2,223,114)
PARTNERS' CAPITAL-
June 30, 2016	$84,126,542	$71,230,029	$36,257	$3,169,752	$158,562,580

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2017 and 2016	Limited Partners		Special Limited Partners
	2017	2016	2017	2016

Ratios to average capital:
Net investment loss (a)	(3.37)%	(3.77)%	(0.14)%	(0.59)%

Total expenses (a)	4.11%	4.12%	0.87%	0.93%
Profit share allocation (b)	(0.65)%	1.20%	(0.03)%	0.02%
Total expenses and profit share allocation	3.46%	5.32%	0.84%	0.95%

Total return before profit share allocation (b)	(4.60)%	6.24%	(3.77)%	6.99%
Less: profit share allocation (b)	(0.65)%	1.20%	(0.03)%	0.02%
Total return after profit share allocation	(3.95)%	5.04%	(3.74)%	6.97%

(a) annualized
(b) not annualized

For the six months ended June 30, 2017 and 2016	Limited Partners		Special Limited Partners
	2017	2016	2017	2016

Ratios to average capital:
Net investment loss (a)	(3.43)%	(3.78)%	(0.19)%	(0.60)%

Total expenses (a)	4.09%	4.10%	0.84%	0.92%
Profit share allocation (b)	0.00%	2.67%	0.00%	0.15%
Total expenses and profit share allocation	4.09%	6.77%	0.84%	1.07%

Total return before profit share allocation (b)	(1.07)%	15.84%	0.58%	17.84%
Less: profit share allocation (b)	0.00%	2.67%	0.00%	0.15%
Total return after profit share allocation	(1.07)%	13.17%	0.58%	17.69%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2017 and December 31, 2016 (unaudited) and the results of its operations for the three and six months ended June 30, 2017 and 2016 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

During the three and six months ended June 30, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2017 and December 31, 2016 in valuing the Partnership’s investments at fair value. At June 30, 2017 and December 31, 2016, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of June 30, 2017

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$150,521,080	$-	$150,521,080
Short-Term Money Market Fund*	17,631,517	-	17,631,517
Exchange-Traded Futures Contracts
Energies	(991,208)	-	(991,208)
Grains	(541,423)	-	(541,423)
Interest rates	(4,297,731)	-	(4,297,731)
Livestock	(30,840)	-	(30,840)
Metals	(107,260)	-	(107,260)
Softs	138,306	-	138,306
Stock indices	(1,885,632)	-	(1,885,632)

Total exchange-traded futures contracts	(7,715,788)	-	(7,715,788)

Over-the-Counter Forward Currency Contracts	-	(1,052,732)	(1,052,732)

Total futures and forward currency contracts (2)	(7,715,788)	(1,052,732)	(8,768,520)

Total financial assets at fair value	$160,436,809	$(1,052,732)	$159,384,077

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$26,490,478
Investments in U.S. Treasury notes			124,030,602
Total investments in U.S. Treasury notes			$150,521,080

(2)
Net unrealized appreciation on open futures and forward currency contracts			$-
Net unrealized depreciation on open futures and forward currency contracts			(8,768,520)
Total net unrealized appreciation on open futures and forward currency contracts			$(8,768,520)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,755,627	$-	$140,755,627
Short-Term Money Market Fund*	11,064,010	-	11,064,010
Exchange-Traded Futures Contracts
Energies	(26,762)	-	(26,762)
Grains	20,665	-	20,665
Interest rates	1,522,457	-	1,522,457
Livestock	1,000	-	1,000
Metals	229,285	-	229,285
Softs	(11,263)	-	(11,263)
Stock indices	606,842	-	606,842

Total exchange-traded futures contracts	2,342,224	-	2,342,224

Over-the-Counter Forward Currency Contracts	-	1,145,571	1,145,571

Total futures and forward currency contracts (2)	2,342,224	1,145,571	3,487,795

Total financial assets at fair value	$154,161,861	$1,145,571	$155,307,432

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$17,809,582
Investments in U.S. Treasury notes			122,946,045
Total investments in U.S. Treasury notes			$140,755,627

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,487,795
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$3,487,795

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2017, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$162,790	$(1,153,998)	$(991,208)
Grains	-	-	14,663	(556,086)	(541,423)
Interest rates	163,382	(4,462,463)	1,350	-	(4,297,731)
Livestock	670	(17,620)	-	(13,890)	(30,840)
Metals	737,295	(10,638)	61,839	(895,756)	(107,260)
Softs	2,370	(410)	151,187	(14,841)	138,306
Stock indices	46,778	(1,891,095)	13,661	(54,976)	(1,885,632)
Total futures contracts	950,495	(6,382,226)	405,490	(2,689,547)	(7,715,788)

Forward currency contracts	1,890,993	(715,663)	545,213	(2,773,275)	(1,052,732)

Total futures and
forward currency contracts	$2,841,488	$(7,097,889)	$950,703	$(5,462,822)	$(8,768,520)

Fair Value of Futures and Forward Currency Contracts at December 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$53,954	$(11,966)	$16,170	$(84,920)	$(26,762)
Grains	-	(1,890)	62,693	(40,138)	20,665
Interest rates	1,791,090	(247,007)	60	(21,686)	1,522,457
Livestock	1,000	-	-	-	1,000
Metals	450,329	(359,582)	298,763	(160,225)	229,285
Softs	10	(6,435)	49,155	(53,993)	(11,263)
Stock indices	1,255,987	(435,529)	14,600	(228,216)	606,842
Total futures contracts	3,552,370	(1,062,409)	441,441	(589,178)	2,342,224

Forward currency contracts	321,028	(792,658)	1,965,153	(347,952)	1,145,571

Total futures and
forward currency contracts	$3,873,398	$(1,855,067)	$2,406,594	$(937,130)	$3,487,795

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2017 and 2016

Sector	Three months ended: June 30, 2017	Three months ended: June 30, 2016	Six months ended: June 30, 2017	Six months ended: June 30, 2016

Futures contracts:
Energies	$(2,410,830)	$(898,657)	$(3,122,923)	$(317,096)
Grains	(1,766,406)	2,088,987	(2,109,058)	2,188,830
Interest rates	(2,486,617)	8,844,057	(2,416,865)	18,762,198
Livestock	(33,570)	19,280	(99,890)	27,080
Metals	35,325	(744,585)	71,645	(1,183,159)
Softs	662,874	94,222	791,935	(344,920)
Stock indices	4,275,968	651,579	11,874,346	3,222,968

Total futures contracts	(1,723,256)	10,054,883	4,989,190	22,355,901

Forward currency contracts	(4,704,030)	713,528	(4,274,625)	2,131,591

Total futures and
forward currency contracts	$(6,427,286)	$10,768,411	$714,565	$24,487,492

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2017 and 2016 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2017 and 2016 was approximately $162,000,000 and $149,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2017 and 2016

	2017		2016
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$3,774,070	$19,114,128	$6,910,721	$8,558,518
Grains	73,873	14,080,575	3,967,670	10,112,898
Interest rates	270,225,385	2,411,664	291,264,020	5,865,668
Livestock	390,827	426,050	53,900	871,217
Metals	9,199,888	5,919,100	2,350,526	10,800,230
Softs	300,275	4,145,837	1,916,148	1,115,095
Stock indices	127,320,661	9,742,609	65,308,863	8,156,682

Total futures contracts	411,284,979	55,839,963	371,771,848	45,480,308

Forward currency contracts	55,520,910	79,876,465	65,517,472	53,759,854

Total futures and
forward currency contracts	$466,805,889	$135,716,428	$437,289,320	$99,240,162

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2017 and 2016. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following table represents gross amounts of assets or liabilities which qualify for offset as presented per the Statement of Financial Condition as of June 30, 2017 and December 31, 2016.

Offsetting derivative liabilities at June 30, 2017

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$4,532,120	$(303,723)	$4,228,397
Counterparty I	4,539,653	(1,052,262)	3,487,391
Total futures contracts	9,071,773	(1,355,985)	7,715,788

Forward currency contracts
Counterparty G	2,160,797	(1,348,289)	812,508
Counterparty H	1,328,141	(1,087,917)	240,224
Total forward currency contracts	3,488,938	(2,436,206)	1,052,732

Total liabilities	$12,560,711	$(3,792,191)	$8,768,520

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)

Counterparty C	$4,228,397	$-	$(4,228,397)	$-
Counterparty G	812,508	-	-	812,508
Counterparty H	240,224	-	-	240,224
Counterparty I	3,487,391	-	(3,487,391)	-

Total	$8,768,520	$-	$(7,715,788)	$1,052,732

(1) Collateral pledged includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition for each respective counterparty.
(3) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2017.

Offsetting derivative assets at December 31, 2016

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $10,054,136 and $8,508,598 at June 30, 2017 and December 31, 2016, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2017 and 2016. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2017	2016
Profit share earned	$3,675	$16,618
Reversal of profit share (1)	(619,159)	(1,224,313)
Profit share accrued	-	2,189,650
Total profit share	$(615,484)	$981,955
		(Continued)

	Six months ended:
	June 30,	June 30,
	2017	2016
Profit share earned	$5,936	$33,464
Profit share accrued	-	2,189,650
Total profit share	$5,936	$2,223,114
		(Concluded)
(1) On April 1st

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and six months ended June 30, 2017 and 2016. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

As of January 1, 2017, TMC no longer charges the Partnership for providing legal and accounting services.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Administrative Expenses	$ 70,000	$ 95,758	$ 140,000	$ 187,850
Legal and Accounting Services Provided by TMC	$ -	$ 26,649	$ -	$ 79,000

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2017 and December 31, 2016,  $3,333 and $400 was owed to the General Partner, respectively, and included in the Statement of Financial condition in “Other liabilities.”

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2017 to August 11, 2017, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2017, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2017

Month Ending:		Total Partners' Capital

June 30, 2017		$160,033,196
March 31, 2017		161,727,264
December 31, 2016		155,548,310

	Three Months ended	Six Months ended
Change in Partners' Capital	$(1,694,068)	$4,484,886
Percent Change	(1.05)%	2.88%

THREE MONTHS ENDED JUNE 30, 2017

The decrease in the Partnership’s net assets of $1,694,068 was attributable to net loss after profit share of $6,462,354 and withdrawals of $1,464,889, which was partially offset by contributions of $6,233,175.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2017 increased  $122,216 relative to the corresponding period in 2016.  The increase was due to an increase in average net assets of the Partnership during the three months ended June 30, 2017, relative to the corresponding period in 2016.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended June 30, 2017 decreased  $25,758 relative to the corresponding period in 2016.  The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the three months ended June 30, 2017, relative to the corresponding period in 2016.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2017 increased $169,225 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2017 relative to the corresponding period in 2016.

During the three months ended June 30, 2017,  the Partnership experienced net realized and unrealized losses of $6,288,892 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,012,001, administrative expenses of $70,000, and custody fees and other expenses of $7,336 were incurred. Interest income of $300,391 and the reversal of accrued profit share to the General Partner of $615,484 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $6,462,354. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.82)%
Energies	(1.46)%
Grains	(1.05)%
Interest rates	(1.50)%
Livestock	(0.02)%
Metals	0.02%
Softs	0.40%
Stock indices	2.62%

Trading Loss	(3.81)%

SIX MONTHS ENDED JUNE 30, 2017

The increase in the Partnership’s net assets of $4,484,886 was attributable to contributions of $8,568,436 which was partially offset by a net loss after profit share of $698,588 and withdrawals of $3,384,962.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2017 increased $232,890 relative to the corresponding period in 2016. The increase was due to  an increase in average net assets of the Partnership during the six months ended June 30, 2017, relative to the corresponding period in 2016.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the six months ended June 30, 2017 decreased  $47,850 relative to the corresponding period in 2016.  The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the six months ended June 30, 2017, relative to the corresponding period in 2016.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2017 increased $292,872 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2017 relative to the corresponding period in 2016.

During the six months ended June 30, 2017,  the Partnership experienced net realized and unrealized gains of $903,908 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,973,932, administrative expenses of $140,000, and custody fees and other expenses of $14,989 and an accrued profit share to the General Partner of $5,936 were incurred. Interest income of $532,361 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $698,588. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.59)%
Energies	(1.93)%
Grains	(1.33)%
Interest rates	(1.52)%
Livestock	(0.11)%
Metals	0.00%
Softs	0.42%
Stock indices	7.55%

Trading Gain	0.49%

MANAGEMENT DISCUSSION –2017

Three months ended June 30, 2017

The Partnership sustained a decline during the second quarter of 2017 due largely to losses from trading financial and energy futures in the wake of hawkish monetary policy comments from the heads of several central banks at the European Central Bank (the “ECB”) conference in Sintra, Portugal, late in June (the “Sintra Conference”). For the quarter, losses from trading interest rate, energy and grain futures and currency forwards outweighed gains from trading equity and soft commodity futures.  Trading of metal and livestock futures were each nearly flat.

Mario Draghi from the ECB, Mark Carney from the Bank of England and Stephen Poloz from the Bank of Canada each indicated at the Sintra Conference that with global growth broadening and strengthening, the time is approaching for 10 years of extraordinarily easy monetary policy to come to an end. Janet Yellen from the Federal Reserve (“Fed”) had provided a similar comment after the recent Federal Open Market Committee meeting. In response, global interest rates, which had been falling or stable for most of the quarter, spiked higher and long interest rate futures positions, which had been profitable through June 26th, turned unprofitable. Long positions in German and British interest rate futures were unprofitable. Long positions in French and Italian bond futures, which had benefitted from the French election results and from the Italian bank rescues, were profitable, although the gains were reduced significantly after the Sintra Conference. Long positions in U.S. note and bond futures were also profitable albeit with reductions at the end of June.

Foreign exchange trading remained volatile as the U.S. dollar, buffeted by conflicting influences, declined markedly in a saw-toothed pattern during the quarter. On the one hand, persistent increases in the official interest rate by the Fed were supportive of the U.S. dollar. On the other hand, the fact that growth in Europe and Asia was accelerating while growth in the U.S. remained tepid, and that politics in the U.S. was becoming more volatile while the political outlook in Europe had improved significantly, weighed on the U.S. dollar. Finally, the fact that comments from the Sintra Conference suggested a relative tightening of non-U.S. monetary policy also worked against the U.S. dollar. Consequently, long U.S. dollar positions against the currencies of Australia, the U.K., Canada, New Zealand, the euro, Switzerland, Sweden, Norway, Poland, Japan and Singapore were unprofitable. Short U.S. dollar carry trades in the Brazilian real and Russian ruble were also unprofitable as political uncertainties in each country prompted declines that outweighed the interest rate advantages. A long Mexican peso trade was profitable as the market came to believe that the impact of the Trump presidency on Mexico would be less than initially feared.

Energy prices displayed sharp swings within a broad range during the quarter. When market participants focused on supply increases due to rising shale production and when the U.S. dollar was rising, prices would be driven lower, but when traders focused on supply constraints due to the Organization of the Petroleum Exporting Countries (“OPEC”)/non-OPEC production curtailment agreement—which was extended in May for a further nine months through the first quarter of 2018—and when the U.S. dollar was falling, prices would spike higher. On balance, trading of crude oil, RBOB gasoline, London gas oil, heating oil and natural gas were each unprofitable, with significant losses occurring on short energy positions late in the period as the U.S. dollar fell and energy prices rose after the Sintra Conference.

With the International Monetary Fund, the Brookings Institution, the Financial Times and central banks around the globe agreeing that the economic recovery is broadening throughout Europe and Asia; recent elections in Europe—France, the Netherlands and the U.K. producing moderate rather than extreme outcomes; a generally weakening U.S. dollar; and the presence of signs that China is addressing its debt problems. Long positions in most European and Asian equity futures were profitable. A short VIX position was also fractionally profitable. U.S. equity futures were slightly profitable as gains from long S&P and Dow Jones futures positions were partially offset by losses from trading the Nasdaq futures. Long positions in Dutch and Canadian futures were unprofitable. The sector gains were reduced markedly when interest rates rose sharply late in June.

Short wheat, corn and soybean trades were unprofitable late in quarter as a drought in the U.S. high plains region and reduced wheat plantings in Canada underpinned prices. In addition, long soybean and soybean meal positions were unprofitable in April and May.

A short sugar position was profitable and, to a lesser extent, so too were short coffee and cocoa trades.

The profits from a short silver trade were countered by losses from trading gold, platinum and most industrial metals.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2017:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2017	$ (136,401)	$ (188,976)	$ (325,377)
May 31, 2017	(440,152)	-	(440,152)
June 30, 2017	(638,455)	(60,905)	(699,360)
Total	$ (1,215,008)	$ (249,881)	$ (1,464,889)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 11, 2017		(Principal Accounting Officer)