Form 10-Q
period 2017-09-30
NESTOR PARTNERS
filed 2017-11-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2017

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
For the three and nine months ended September 30, 2017 and 2016 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2017 and December 31, 2016 (unaudited)
(b) For the three and nine months ended September 30, 2017 and 2016 (unaudited)
(c) For the nine months ended September 30, 2017 and 2016 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $33,976,593 and $17,826,016)	$33,958,563	$17,809,582
Net unrealized appreciation on open futures and forward
currency contracts	963,424	3,487,795
Due from brokers	64,484	441,445
Cash denominated in foreign currencies (cost $8,172,000
and $3,292,817)	8,318,522	3,184,002

Total equity in trading accounts	43,304,993	24,922,824

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $122,610,895 and $123,007,891)	122,534,767	122,946,045

CASH AND CASH EQUIVALENTS	7,754,183	11,314,010

ACCRUED INTEREST RECEIVABLE	377,455	280,558

TOTAL	$173,971,398	$159,463,437

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$9,900	$225,000
Net unrealized depreciation on open forward
currency contracts	1,802,662	-
Accrued brokerage fees	299,018	297,447
Due to brokers	3,212,694	-
Accrued expenses	151,641	206,958
Capital withdrawals payable to Limited Partners	1,242,965	779,439
Capital withdrawals payable to General Partner	-	2,405,883
Accrued profit share	362,682	-
Other liabilities	-	400

Total liabilities	7,081,562	3,915,127

PARTNERS' CAPITAL	166,889,836	155,548,310

TOTAL	$173,971,398	$159,463,437

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2017 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$250,699
Interest rates	(1.10)%	$(1,828,149)
Metals	(0.16)	(269,896)
Stock indices	1.42	2,367,301

Total long futures contracts	0.31	519,955

Short futures contracts:
Energies	(0.18)	(307,623)
Grains	0.43	706,476
Interest rates	0.02	31,893
Livestock	(0.02)	(25,740)
Metals	(0.11)	(179,264)
Softs	0.04	63,322
Stock indices	0.09	154,405

Total short futures contracts	0.27	443,469

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.58	963,424
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.58)	(2,632,736)
Total short forward currency contracts	0.50	830,074

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(1.08)	(1,802,662)

TOTAL	(0.50)%	$(839,238)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2017 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$39,170,000	U.S. Treasury notes, 0.875%, 11/15/2017	23.47%	$39,166,940
39,170,000	U.S. Treasury notes, 1.000%, 02/15/2018	23.46	39,153,934
39,170,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.44	39,116,447
39,170,000	U.S. Treasury notes, 1.000%, 08/15/2018	23.40	39,056,009

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $156,587,488)	93.77%	$156,493,330

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2016

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.03%	$41,988
Grains	(0.00)	(1,890)
Interest rates	0.98	1,544,083
Livestock	0.00	1,000
Metals	0.06	90,747
Softs	(0.00)	(6,425)
Stock indices	0.53	820,458

Total long futures contracts	1.60	2,489,961

Short futures contracts:
Energies	(0.04)	(68,750)
Grains	0.01	22,555
Interest rates	(0.01)	(21,626)
Metals	0.09	138,538
Softs	(0.00)	(4,838)
Stock indices	(0.15)	(213,616)

Total short futures contracts	(0.10)	(147,737)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.50	2,342,224
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.30)	(471,630)
Total short forward currency contracts	1.04	1,617,201

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.74	1,145,571

TOTAL	2.24%	$3,487,795

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2016

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,890,000	U.S. Treasury notes, 0.625%, 02/15/2017	22.43%	$34,893,407
36,040,000	U.S. Treasury notes, 0.875%, 05/15/2017	23.19	36,077,307
35,970,000	U.S. Treasury notes, 0.875%, 08/15/2017	23.15	36,001,614
33,780,000	U.S. Treasury notes, 0.875%, 11/15/2017	21.72	33,783,299

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $140,833,907)	90.49%	$140,755,627

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest income	$362,395	$188,925

EXPENSES:
Brokerage fees	1,014,971	948,536
Administrative expenses	70,000	102,246
Custody fees and other expenses	7,582	7,252
Total expenses	1,092,553	1,058,034

NET INVESTMENT LOSS	(730,158)	(869,109)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(1,746,658)	5,393,365
Foreign exchange translation	240,736	(23,465)
Net change in unrealized:
Futures and forward currency contracts	7,929,282	(2,779,777)
Foreign exchange translation	(18,953)	87,609
Net gains (losses) from U.S. Treasury notes:
Realized	-	(853)
Net change in unrealized	66,927	(43,487)
Total net realized and unrealized gains	6,471,334	2,633,392

NET INCOME	5,741,176	1,764,283
LESS PROFIT SHARE TO GENERAL PARTNER	374,835	115,246
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$5,366,341	$1,649,037

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
INVESTMENT INCOME:
Interest income	$894,756	$428,414

EXPENSES:
Brokerage fees	2,988,903	2,689,578
Administrative expenses	210,000	290,096
Custody fees and other expenses	22,571	20,084

Total expenses	3,221,474	2,999,758

NET INVESTMENT LOSS	(2,326,718)	(2,571,344)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains on closed positions:
Futures and forward currency contracts	11,224,222	26,188,868
Foreign exchange translation	238,594	40,838
Net change in unrealized:
Futures and forward currency contracts	(4,327,033)	912,212
Foreign exchange translation	255,337	65,019
Net gains (losses) from U.S. Treasury notes:
Realized	-	(853)
Net change in unrealized	(15,878)	129,622

Total net realized and unrealized gains	7,375,242	27,335,706

NET INCOME	5,048,524	24,764,362
LESS PROFIT SHARE TO GENERAL PARTNER	380,771	2,338,360
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$4,667,753	$22,426,002

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2017:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2017	$86,147,007	$66,908,700	$-	$2,492,603	$155,548,310
Contributions	12,079,000	2,000,000	18,089	-	14,097,089
Withdrawals	(5,061,419)	(2,361,897)	-	-	(7,423,316)
Net income (loss)	1,855,655	3,072,127	(184)	120,926	5,048,524
General Partner's allocation:
New Profit-Accrued	(378,970)	(1,801)	-	-	(380,771)
PARTNERS' CAPITAL-
September 30, 2017	$94,641,273	$69,617,129	$17,905	$2,613,529	$166,889,836

For the nine months ended September 30, 2016:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2016	$73,450,219	$58,774,125	$-	$2,683,619	$134,907,963
Contributions	7,236,389	3,000,000	40,619	-	10,277,008
Withdrawals	(3,580,855)	(3,737,505)	-	-	(7,318,360)
Net income	12,479,159	11,744,527	3,453	537,223	24,764,362
General Partner's allocation:
New Profit-Accrued	(2,252,046)	(86,314)	-	-	(2,338,360)
PARTNERS' CAPITAL-
September 30, 2016	$87,332,866	$69,694,833	$44,072	$3,220,842	$160,292,613

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2017 and 2016	Limited Partners		Special Limited Partners
	2017	2016	2017	2016

Ratios to average capital:
Net investment loss (a)	(3.04)%	(3.68)%	(0.02)%	(0.45)%

Total expenses (a)	3.90%	4.16%	0.88%	0.91%
Profit share allocation (b)	0.39%	0.15%	0.00%	(0.02)%
Total expenses and profit share allocation	4.29%	4.31%	0.88%	0.89%

Total return before profit share allocation (b)	3.14%	0.73%	3.92%	1.50%
Less: profit share allocation (b)	0.39%	0.15%	0.00%	(0.02)%
Total return after profit share allocation	2.75%	0.58%	3.92%	1.52%

(a) annualized
(b) not annualized

For the nine months ended September 30, 2017 and 2016	Limited Partners		Special Limited Partners
	2017	2016	2017	2016

Ratios to average capital:
Net investment loss (a)	(3.29)%	(3.73)%	(0.14)%	(0.55)%

Total expenses (a)	4.02%	4.11%	0.86%	0.92%
Profit share allocation (b)	0.41%	2.76%	0.00%	0.13%
Total expenses and profit share allocation	4.43%	6.87%	0.86%	1.05%

Total return before profit share allocation (b)	2.06%	16.58%	4.52%	19.62%
Less: profit share allocation (b)	0.41%	2.76%	0.00%	0.13%
Total return after profit share allocation	1.65%	13.82%	4.52%	19.49%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2017 and December 31, 2016 (unaudited) and the results of its operations for the three and nine months ended September 30, 2017 and 2016 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of December 31, 2016.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years,  2014 to 2017, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

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

During the three and nine months ended September 30, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2017 and December 31, 2016 in valuing the Partnership’s investments at fair value. At September 30, 2017 and December 31, 2016, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of September 30, 2017

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$156,493,330	$-	$156,493,330
Short-Term Money Market Fund*	7,504,183	-	7,504,183
Exchange-Traded Futures Contracts
Energies	(56,924)	-	(56,924)
Grains	706,476	-	706,476
Interest rates	(1,796,256)	-	(1,796,256)
Livestock	(25,740)	-	(25,740)
Metals	(449,160)	-	(449,160)
Softs	63,322	-	63,322
Stock indices	2,521,706	-	2,521,706

Total exchange-traded futures contracts	963,424	-	963,424

Over-the-Counter Forward Currency Contracts	-	(1,802,662)	(1,802,662)

Total futures and forward currency contracts (2)	963,424	(1,802,662)	(839,238)

Total financial assets at fair value	$164,960,937	$(1,802,662)	$163,158,275

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$33,958,563
Investments in U.S. Treasury notes			122,534,767
Total investments in U.S. Treasury notes			$156,493,330

(2)
Net unrealized appreciation on open futures and forward currency contracts			$963,424
Net unrealized depreciation on open futures and forward currency contracts			(1,802,662)
Total net unrealized appreciation on open futures and forward currency contracts			$(839,238)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2016

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$140,755,627	$-	$140,755,627
Short-Term Money Market Fund*	11,064,010	-	11,064,010
Exchange-Traded Futures Contracts
Energies	(26,762)	-	(26,762)
Grains	20,665	-	20,665
Interest rates	1,522,457	-	1,522,457
Livestock	1,000	-	1,000
Metals	229,285	-	229,285
Softs	(11,263)	-	(11,263)
Stock indices	606,842	-	606,842

Total exchange-traded futures contracts	2,342,224	-	2,342,224

Over-the-Counter Forward Currency Contracts	-	1,145,571	1,145,571

Total futures and forward currency contracts (2)	2,342,224	1,145,571	3,487,795

Total financial assets at fair value	$154,161,861	$1,145,571	$155,307,432

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$17,809,582
Investments in U.S. Treasury notes			122,946,045
Total investments in U.S. Treasury notes			$140,755,627

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,487,795
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$3,487,795

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2017, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2017 and December 31, 2016. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$340,694	$(89,995)	$19,233	$(326,856)	$(56,924)
Grains	-	-	853,014	(146,538)	706,476
Interest rates	15,681	(1,843,830)	42,384	(10,491)	(1,796,256)
Livestock	-	-	100	(25,840)	(25,740)
Metals	291,675	(561,571)	386,370	(565,634)	(449,160)
Softs	-	-	90,126	(26,804)	63,322
Stock indices	2,452,370	(85,069)	173,608	(19,203)	2,521,706
Total futures contracts	3,100,420	(2,580,465)	1,564,835	(1,121,366)	963,424

Forward currency contracts	551,480	(3,184,216)	1,385,735	(555,661)	(1,802,662)

Total futures and
forward currency contracts	$3,651,900	$(5,764,681)	$2,950,570	$(1,677,027)	$(839,238)

Fair Value of Futures and Forward Currency Contracts at December 31, 2016

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$53,954	$(11,966)	$16,170	$(84,920)	$(26,762)
Grains	-	(1,890)	62,693	(40,138)	20,665
Interest rates	1,791,090	(247,007)	60	(21,686)	1,522,457
Livestock	1,000	-	-	-	1,000
Metals	450,329	(359,582)	298,763	(160,225)	229,285
Softs	10	(6,435)	49,155	(53,993)	(11,263)
Stock indices	1,255,987	(435,529)	14,600	(228,216)	606,842
Total futures contracts	3,552,370	(1,062,409)	441,441	(589,178)	2,342,224

Forward currency contracts	321,028	(792,658)	1,965,153	(347,952)	1,145,571

Total futures and
forward currency contracts	$3,873,398	$(1,855,067)	$2,406,594	$(937,130)	$3,487,795

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2017 and 2016 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2017 and 2016

Sector	Three months ended: September 30, 2017	Three months ended: September 30, 2016	Nine months ended: September 30, 2017	Nine months ended: September 30, 2016

Futures contracts:
Energies	$(480,161)	$(2,626,608)	$(3,603,084)	$(2,943,704)
Grains	105,536	370,299	(2,003,522)	2,559,129
Interest rates	(502,973)	1,716,452	(2,919,838)	20,478,650
Livestock	22,330	228,830	(77,560)	255,910
Metals	(345,114)	(185,188)	(273,469)	(1,368,347)
Softs	(33,198)	(96,349)	758,737	(441,269)
Stock indices	7,568,740	2,948,754	19,443,086	6,171,722

Total futures contracts	6,335,160	2,356,190	11,324,350	24,712,091

Forward currency contracts	(152,536)	257,398	(4,427,161)	2,388,989

Total futures and
forward currency contracts	$6,182,624	$2,613,588	$6,897,189	$27,101,080

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2017 and 2016 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2017 and 2016 was approximately $164,000,000 and $153,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September, 2017 and 2016

	2017		2016
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$9,290,325	$16,847,780	$7,888,966	$6,871,276
Grains	55,405	17,706,756	2,975,753	11,797,357
Interest rates	281,458,097	3,549,555	334,673,127	4,410,612
Livestock	293,120	589,728	40,425	1,148,223
Metals	10,011,715	5,092,050	3,372,830	10,214,397
Softs	225,206	3,853,421	1,956,453	836,322
Stock indices	136,484,833	9,825,798	78,216,573	8,151,852

Total futures contracts	437,818,701	57,465,088	429,124,127	43,430,039

Forward currency contracts	74,617,914	70,397,526	67,269,420	51,450,845

Total futures and
forward currency contracts	$512,436,615	$127,862,614	$496,393,547	$94,880,884

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2017 and 2016. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following table represents gross amounts of assets or liabilities which qualify for offset as presented per the Statement of Financial Condition as of September 30, 2017 and December 31, 2016.

Offsetting derivative liabilities at September 30, 2017

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,400,552	$(1,585,993)	$814,559
Counterparty I	2,264,703	(2,115,838)	148,865
Total assets	$4,665,255	$(3,701,831)	$963,424

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,561,580	$(397,750)	$1,163,830
Counterparty H	2,178,297	(1,539,465)	638,832
Total liabilities	$3,739,877	$(1,937,215)	$1,802,662

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$814,559	$-	$(814,559)	$-
Counterparty I	148,865	-	(148,865)	-

Total	$963,424	$-	$(963,424)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)

Counterparty G	$1,163,830	$-	$-	$1,163,830
Counterparty H	638,832	-	-	638,832

Total	$1,802,662	$-	$-	$1,802,662

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
(3) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2017.

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $12,227,699 and $8,508,598 at September 30, 2017 and December 31, 2016, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2017 and 2016. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2017	2016
Profit share earned	$12,153	$7,155
Reversal of profit share (1)	-	(2,189,650)
Profit share accrued	362,682	2,297,741
Total profit share	$374,835	$115,246
		(Continued)

	Nine months ended:
	September 30,	September 30,
	2017	2016
Profit share earned	$18,089	$40,619
Profit share accrued	362,682	2,297,741
Total profit share	$380,771	$2,338,360
		(Concluded)
(1) Reversal of profit share occurs each year on July 1st.

5. RELATED PARTY TRANSACTIONS

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership's average month-end net assets. A portion of such expenses are paid to an affiliate of the General Partner, The Millburn Corporation (“TMC”), for providing accounting services to the Partnership. The following table indicates the portion relating to administrative expenses as well as the portion relating to legal and accounting services provided to the Partnership by TMC during the three and nine months ended September 30, 2017 and 2016. The General Partner pays all administrative expenses in excess of 0.25 of 1% per annum of the Partnership's average month-end net assets.

As of January 1, 2017, TMC no longer charges the Partnership for providing legal and accounting services.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Administrative Expenses	$ 70,000	$ 102,246	$ 210,000	$ 290,096
Legal and Accounting Services Provided by TMC	$ -	$ 34,271	$ -	$ 113,271

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2017 and December 31, 2016,  $0 and $400 was owed to the General Partner, respectively, and included in the Statement of Financial condition in “Other liabilities.”

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2017 to November 13, 2017, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2017, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2017

Month Ending:		Total Partners' Capital

September 30, 2017		$166,889,836
June 30, 2017		160,033,196
December 31, 2016		155,548,310

	Three Months ended	Nine Months ended
Change in Partners' Capital	$6,856,640	$11,341,526
Percent Change	4.28%	7.29%

THREE MONTHS ENDED SEPTEMBER 30, 2017

The increase in the Partnership’s net assets of $6,856,640 was attributable to net income after profit share of $5,366,341 and contributions of $5,528,653 which was partially offset by withdrawals of $4,038,354.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended September 30, 2017 increased  $66,435 relative to the corresponding period in 2016.  The increase was due to an increase in average net assets of the Partnership during the three months ended September 30, 2017, relative to the corresponding period in 2016.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended September 30, 2017 decreased  $32,246 relative to the corresponding period in 2016.  The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the three months ended September 30, 2017, relative to the corresponding period in 2016.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2017 increased $173,470 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2017 relative to the corresponding period in 2016.

During the three months ended September 30, 2017,  the Partnership experienced net realized and unrealized gains of $6,471,334 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,014,971, administrative expenses of $70,000, custody fees and other expenses of $7,582 and an accrued profit share to the General Partner of $374,835 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $362,395, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $5,366,341. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.09)%
Energies	(0.30)%
Grains	0.07%
Interest rates	(0.30)%
Livestock	0.01%
Metals	(0.21)%
Softs	(0.02)%
Stock indices	4.55%

Trading Gain	3.71%

NINE MONTHS ENDED SEPTEMBER 30, 2017

The increase in the Partnership’s net assets of $11,341,526 was attributable to net income after profit share of $4,667,753 and contributions of $14,097,089 which was partially offset by withdrawals of $7,423,316.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the nine months ended September 30, 2017 increased $299,325 relative to the corresponding period in 2016. The increase was due to  an increase in average net assets of the Partnership during the nine months ended September 30, 2017, relative to the corresponding period in 2016.

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the nine months ended September 30, 2017 decreased  $80,096 relative to the corresponding period in 2016.  The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the nine months ended September 30, 2017, relative to the corresponding period in 2016.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2017 increased $466,342 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2017 relative to the corresponding period in 2016

During the nine months ended September 30, 2017,  the Partnership experienced net realized and unrealized gains of $7,375,242 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,988,903, administrative expenses of $210,000, custody fees and other expenses of $22,571 and an accrued profit share to the General Partner of $380,771 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $894,756, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $4,667,753. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(2.71)%
Energies	(2.27)%
Grains	(1.30)%
Interest rates	(1.85)%
Livestock	(0.14)%
Metals	(0.25)%
Softs	0.36%
Stock indices	12.40%

Trading Gain	4.24%

MANAGEMENT DISCUSSION –2017

Three months ended September 30, 2017

The Partnership was profitable during the third quarter of 2017 due to gains on long stock index futures positions. On the other hand, trading of interest rate, energy, and metal futures and currency forwards were each unprofitable. Trading of soft and agricultural commodity futures were essentially flat.

Expanding global growth, increasing corporate profits and continuing accommodation in monetary policy led to broad-based gains from long equity futures positions. These positive influences outweighed the negative influences of North Korea’s belligerence, the Barcelona terrorist attack, the Charlottesville white supremacist rally, and hurricanes in the U.S. and Caribbean. Long positions in European, Asian and U.S. equity futures were profitable, as was a short VIX trade. A short position in South African equity futures and trading of Australian equity futures were slightly unprofitable.

Long positions in interest rate futures were fractionally unprofitable for the quarter as gains during July and August were outweighed by losses suffered in September. Persistent indications that major central banks - the Federal Reserve, European Central Bank, Bank of England, and Bank of Canada - would raise official rates and/or reduce balance sheets in order to lower monetary accommodation; continued expansion in global growth; rising energy prices; and incipient signs of a pickup in general inflation boosted interest rates and depressed prices of interest rate futures.  On balance, long positions in Australian, Canadian, British, U.S. 2-, 5-, and 10-year, and German 30-year interest rate futures were unprofitable;  while long positions in Japanese, French, Italian, and German 2-, 5,- and 10-year note futures, and U.S. long bond futures remained somewhat profitable even after sustaining losses in September.

The persistent political dysfunction in Washington weighed heavily on the U.S. dollar, driving the Bloomberg dollar index to a nearly 33 month low on September 8, 2017, down about 11% from the highs reached early this year. Short U.S. dollar trades versus the currencies of Brazil, Canada, the euro, Singapore, Sweden and Israel were profitable, especially during July. On the other hand, long U.S. dollar trades against the yen and Korean won were unprofitable. A short U.S. dollar/long New Zealand dollar trade was unprofitable as political uncertainty mounted ahead of the September 23, 2017 election in New Zealand. Also, a short U.S. dollar/long Swiss franc trade proved unprofitable as reduced political uncertainty in Europe reduced the need for protection provided by the “safe haven” Swiss franc. Finally trading the euro against several other European units was fractionally unprofitable.

Although energy prices were volatile, especially due to the disparate impacts of Hurricane Harvey on crude oil, crude products and natural gas, prices did move generally higher during the quarter. Energy prices were buoyed by persistent declines in U.S. oil inventories, by the Organization of the Petroleum Exporting Countries efforts to strengthen the production curtailment agreement, by evidence of increasing demand and by the falling U.S. dollar. Overall, energy trading was fractionally unprofitable as losses on short positions in RBOB gasoline, natural gas, and WTI crude outweighed profits from long positions in Brent crude and London gas oil.

Metal trading was fractionally unprofitable as losses from a short aluminum trade, a long copper position and trading other industrial metals outpaced the profits from trading silver, platinum, and gold.

USDA reports that drought conditions earlier this year had little impact on yields and that bumper harvests of corn and soybeans are expected, combined with news that Russia was expecting record wheat and corn harvests weighed on grain prices. Subsequently, profits on short corn and wheat positions, particularly in August, slightly outweighed the loss from trading soybeans.

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

Mario Draghi from the ECB, Mark Carney from the Bank of England and Stephen Poloz from the Bank of Canada each indicated at the Sintra Conference that with global growth broadening and strengthening, the time is approaching for 10 years of extraordinarily easy monetary policy to come to an end. Janet Yellen from the Federal Reserve (“Fed”) had provided a similar comment after the recent Federal Open Market Committee meeting. In response, global interest rates, which had been falling or stable for most of the quarter, spiked higher and long interest rate futures positions, which had been profitable through June 26, 2017, turned unprofitable. Long positions in German and British interest rate futures were unprofitable. Long positions in French and Italian bond futures, which had benefitted from the French election results and from the Italian bank rescues, were profitable, although the gains were reduced significantly after the Sintra Conference. Long positions in U.S. note and bond futures were also profitable albeit with reductions at the end of June.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On August 1, 2017 and September 1, 2017 the Partnership sold Interests to new and existing limited partners of $497,000 and $245,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2017:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2017	$ (1,112,923)	$ (10,446)	$ (1,123,369)
August 31, 2017	(1,672,020)	-	(1,672,020)
September 30, 2017	(194,861)	(1,048,104)	(1,242,965)
Total	$ (2,979,804)	$ (1,058,550)	$ (4,038,354)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 13, 2017		(Principal Accounting Officer)