Form 10-Q
period 2018-03-31
NESTOR PARTNERS
filed 2018-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2018

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

Yes  ☒           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
For the three months ended March 31, 2018 and 2017 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2018 and December 31, 2017 (unaudited)
(b) For the three months ended March 31, 2018 and 2017 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $19,767,430 and $35,145,431)	$19,728,873	$35,088,064
Net unrealized appreciation on open futures and forward
currency contracts	4,555,206	699,718
Due from brokers	1,489,461	165,037
Cash denominated in foreign currencies (cost $4,405,079
and $8,417,006)	4,472,603	8,629,359

Total equity in trading accounts	30,246,143	44,582,178

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $117,470,568 and $115,357,357)	117,282,508	115,200,284

CASH AND CASH EQUIVALENTS	11,703,326	19,471,076

ACCRUED INTEREST RECEIVABLE	385,218	387,659

TOTAL	$159,617,195	$179,641,197

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$1,255,750
Net unrealized depreciation on open forward
currency contracts	456,939	3,107,485
Accrued brokerage fees	293,197	311,400
Due to brokers	15,493	354,465
Accrued expenses	117,630	47,630
Capital withdrawals payable to Limited Partners	1,848,625	5,968,211
Capital withdrawals payable to General Partner	-	1,276,588
Accrued profit share	2,397	-
Other liabilities	-	4,400

Total liabilities	2,734,281	12,325,929

PARTNERS' CAPITAL	156,882,914	167,315,268

TOTAL	$159,617,195	$179,641,197

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2018 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.07%	$1,678,466
Grains	0.00	4,740
Interest rates:
2 Year U.S. Treasury Note (340 contracts, settlement date June 2018)	0.01	9,735
5 Year U.S. Treasury Note (180 contracts, settlement date June 2018)	0.05	85,469
10 Year U.S. Treasury Note (133 contracts, settlement date June 2018)	0.09	137,844
Other	1.75	2,745,623

Total interest rates	1.90	2,978,671

Metals	(0.77)	(1,201,464)
Softs	(0.01)	(9,460)
Stock indices	0.12	184,346

Total long futures contracts	2.31	3,635,299

Short futures contracts:
Energies	0.00	4,680
Grains	0.17	259,416
Interest rates	(0.07)	(107,859)
Livestock	0.01	14,480
Metals	0.46	718,628
Softs	0.07	115,409
Stock indices	(0.05)	(84,847)

Total short futures contracts	0.59	919,907

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.90	4,555,206
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.18)	(288,232)
Total short forward currency contracts	(0.11)	(168,707)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.29)	(456,939)

TOTAL	2.61%	$4,098,267

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2018 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,170,000	U.S. Treasury notes, 1.000%, 05/15/2018	21.76%	$34,143,972
34,170,000	U.S. Treasury notes, 1.000%, 08/15/2018	21.71	34,063,219
39,170,000	U.S. Treasury notes, 1.250%, 11/15/2018	24.85	38,987,156
30,170,000	U.S. Treasury notes, 0.750%, 02/15/2019	19.01	29,817,034

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $137,237,998)	87.33%	$137,011,381

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2017

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.22%	$2,040,077
Grains	(0.00)	(4,300)
Interest rates:
2 Year U.S. Treasury Note (467 contracts, settlement date March 2018)	0.00	3,078
30 Year U.S. Treasury Bond (65 contracts, settlement date March 2018)	0.06	93,844
Other	(0.97)	(1,615,773)

Total interest rates	(0.91)	(1,518,851)

Metals	1.23	2,060,486
Softs	0.04	70,260
Stock indices	0.25	419,068

Total long futures contracts	1.83	3,066,740

Short futures contracts:
Energies	(0.13)	(217,090)
Grains	0.03	49,145
Interest rates	0.11	176,326
Livestock	(0.00)	(5,240)
Metals	(1.33)	(2,202,248)
Softs	(0.03)	(48,899)
Stock indices	(0.08)	(139,922)

Total short futures contracts	(1.43)	(2,387,928)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.40	678,812
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.27	449,153
Total short forward currency contracts	(2.11)	(3,535,732)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(1.84)	(3,086,579)

TOTAL	(1.44)%	$(2,407,767)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2017

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,170,000	U.S. Treasury notes, 1.000%, 02/15/2018	19.82%	$33,157,043
39,170,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.37	39,120,272
39,170,000	U.S. Treasury notes, 1.000%, 08/15/2018	23.32	39,016,992
39,170,000	U.S. Treasury notes, 1.250%, 11/15/2018	23.31	38,994,041

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $150,502,788)	89.82%	$150,288,348

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2018	March 31, 2017
INVESTMENT INCOME:
Interest income	$496,238	$231,970

EXPENSES:
Brokerage fees	963,380	961,931
Administrative expenses	70,000	70,000
Custody fees and other expenses	7,361	7,653
Total expenses	1,040,741	1,039,584

NET INVESTMENT LOSS	(544,503)	(807,614)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(15,644,752)	7,815,575
Foreign exchange translation	307,735	(36,929)
Net change in unrealized:
Futures and forward currency contracts	6,506,036	(673,724)
Foreign exchange translation	(144,829)	137,191
Net losses from U.S. Treasury notes:
Realized	(10,317)	-
Net change in unrealized	(12,177)	(49,313)
Total net realized and unrealized gains (losses)	(8,998,304)	7,192,800

NET INCOME (LOSS)	(9,542,807)	6,385,186
LESS PROFIT SHARE TO GENERAL PARTNER	2,397	621,420
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(9,545,204)	$5,763,766

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2018:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2018	$99,284,720	$65,663,388	$-	$2,367,160	$167,315,268
Contributions	3,672,750	-	-	-	3,672,750
Withdrawals	(4,428,931)	(130,969)	-	-	(4,559,900)
Net loss	(5,993,950)	(3,427,259)	-	(121,598)	(9,542,807)
General Partner's allocation:
New Profit-Accrued	(2,397)	-	-	-	(2,397)
PARTNERS' CAPITAL-
March 31, 2018	$92,532,192	$62,105,160	$-	$2,245,562	$156,882,914

For the three months ended March 31, 2017:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2017	$86,147,007	$66,908,700	$-	$2,492,603	$155,548,310
Contributions	1,333,000	1,000,000	2,261	-	2,335,261
Withdrawals	(866,607)	(1,053,466)	-	-	(1,920,073)
Net income	3,194,338	3,075,208	30	115,610	6,385,186
General Partner's allocation:
New Profit-Accrued	(595,605)	(25,815)	-	-	(621,420)
PARTNERS' CAPITAL-
March 31, 2017	$89,212,133	$69,904,627	$2,291	$2,608,213	$161,727,264

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2018 and 2017	Limited Partners		Special Limited Partners
	2018	2017	2018	2017

Ratios to average capital:
Net investment loss (a)	(2.56)%	(3.48)%	0.39%	(0.24)%

Total expenses (a)	3.80%	4.06%	0.85%	0.82%
Profit share allocation (b)	0.00%	0.68%	0.00%	0.04%
Total expenses and profit share allocation	3.80%	4.74%	0.85%	0.86%

Total return before profit share allocation (b)	(5.92)%	3.69%	(5.22)%	4.53%
Less: profit share allocation (b)	0.00%	0.68%	0.00%	0.04%
Total return after profit share allocation	(5.92)%	3.01%	(5.22)%	4.49%

(a) annualized
(b) not annualized

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2018 and December 31, 2017 and the results of its operations for the three months ended March 31, 2018 and 2017 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2017.

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

During the three months ended March 31, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2018 and December 31, 2017 in valuing the Partnership’s investments at fair value. At March 31, 2018 and December 31, 2017, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2018

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$137,011,381	$-	$137,011,381
Short-Term Money Market Fund*	11,453,326	-	11,453,326
Exchange-Traded Futures Contracts
Energies	1,683,146	-	1,683,146
Grains	264,156	-	264,156
Interest rates	2,870,812	-	2,870,812
Livestock	14,480	-	14,480
Metals	(482,836)	-	(482,836)
Softs	105,949	-	105,949
Stock indices	99,499	-	99,499

Total exchange-traded futures contracts	4,555,206	-	4,555,206

Over-the-Counter Forward Currency Contracts	-	(456,939)	(456,939)

Total futures and forward currency contracts (2)	4,555,206	(456,939)	4,098,267

Total financial assets at fair value	$153,019,913	$(456,939)	$152,562,974

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,728,873
Investments in U.S. Treasury notes			117,282,508
Total investments in U.S. Treasury notes			$137,011,381

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,555,206
Net unrealized depreciation on open futures and forward currency contracts			(456,939)
Total net unrealized appreciation on open futures and forward currency contracts			$4,098,267

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$150,288,348	$-	$150,288,348
Short-Term Money Market Fund*	19,221,076	-	19,221,076
Exchange-Traded Futures Contracts
Energies	1,822,987	-	1,822,987
Grains	44,845	-	44,845
Interest rates	(1,342,525)	-	(1,342,525)
Livestock	(5,240)	-	(5,240)
Metals	(141,762)	-	(141,762)
Softs	21,361	-	21,361
Stock indices	279,146	-	279,146

Total exchange-traded futures contracts	678,812	-	678,812

Over-the-Counter Forward Currency Contracts	-	(3,086,579)	(3,086,579)

Total futures and forward currency contracts (2)	678,812	(3,086,579)	(2,407,767)

Total financial assets at fair value	$170,188,236	$(3,086,579)	$167,101,657

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$35,088,064
Investments in U.S. Treasury notes			115,200,284
Total investments in U.S. Treasury notes			$150,288,348

(2)
Net unrealized appreciation on open futures and forward currency contracts			$699,718
Net unrealized depreciation on open futures and forward currency contracts			(3,107,485)
Total net unrealized appreciation on open futures and forward currency contracts			$(2,407,767)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2018, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$1,680,059	$(1,593)	$6,960	$(2,280)	$1,683,146
Grains	24,068	(19,328)	265,963	(6,547)	264,156
Interest rates	3,010,191	(31,520)	526	(108,385)	2,870,812
Livestock	-	-	18,480	(4,000)	14,480
Metals	19,811	(1,221,275)	796,395	(77,767)	(482,836)
Softs	1,285	(10,745)	121,854	(6,445)	105,949
Stock indices	861,321	(676,975)	325	(85,172)	99,499
Total futures contracts	5,596,735	(1,961,436)	1,210,503	(290,596)	4,555,206

Forward currency contracts	1,063,414	(1,351,646)	904,319	(1,073,026)	(456,939)

Total futures and
forward currency contracts	$6,660,149	$(3,313,082)	$2,114,822	$(1,363,622)	$4,098,267

Fair Value of Futures and Forward Currency Contracts at December 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,044,382	$(4,305)	$62,040	$(279,130)	$1,822,987
Grains	-	(4,300)	91,250	(42,105)	44,845
Interest rates	299,972	(1,818,823)	223,213	(46,887)	(1,342,525)
Livestock	-	-	1,010	(6,250)	(5,240)
Metals	2,071,113	(10,627)	4,289	(2,206,537)	(141,762)
Softs	71,420	(1,160)	10,163	(59,062)	21,361
Stock indices	1,468,203	(1,049,135)	187,975	(327,897)	279,146
Total futures contracts	5,955,090	(2,888,350)	579,940	(2,967,868)	678,812

Forward currency contracts	1,488,604	(1,039,451)	570,004	(4,105,736)	(3,086,579)

Total futures and
forward currency contracts	$7,443,694	$(3,927,801)	$1,149,944	$(7,073,604)	$(2,407,767)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2018 and 2017

Sector	Three months ended: March 31, 2018	Three months ended: March 31, 2017

Futures contracts:
Energies	$426,618	$(712,093)
Grains	(476,058)	(342,652)
Interest rates	1,461,829	69,752
Livestock	42,400	(66,320)
Metals	(279,033)	36,320
Softs	248,310	129,061
Stock indices	(9,284,428)	7,598,378

Total futures contracts	(7,860,362)	6,712,446

Forward currency contracts	(1,278,354)	429,405

Total futures and
forward currency contracts	$(9,138,716)	$7,141,851

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2018 and 2017 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2018 and 2017 was approximately $160,000,000.

Average notional value by sector of futures and forward currency contracts for the three months ended March, 2018 and 2017

	2018		2017
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$47,486,187	$3,339,625	$5,661,105	$7,221,499
Grains	1,930,170	10,637,747	110,810	12,215,217
Interest rates	378,840,001	31,644,238	287,103,195	3,617,497
Livestock	-	882,590	28,000	421,325
Metals	9,477,536	16,149,318	10,923,366	6,026,640
Softs	1,452,088	2,197,070	363,113	3,843,073
Stock indices	128,288,229	14,720,856	122,250,672	10,330,194

Total futures contracts	567,474,211	79,571,444	426,440,261	43,675,445

Forward currency contracts	48,660,575	94,684,310	55,461,199	98,810,890

Total futures and
forward currency contracts	$616,134,786	$174,255,754	$481,901,460	$142,486,335

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2018 and 2017. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2018 and December 31, 2017.

Offsetting derivative liabilities at March 31, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$3,501,739	$(412,243)	$3,089,496
Counterparty I	3,305,499	(1,839,789)	1,465,710
Total assets	$6,807,238	$(2,252,032)	$4,555,206

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$957,407	$(790,218)	$167,189
Counterparty H	1,467,265	(1,177,515)	289,750
Total liabilities	$2,424,672	$(1,967,733)	$456,939

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$3,089,496	$-	$(3,089,496)	$-
Counterparty I	1,465,710	-	(1,465,710)	-

Total	$4,555,206	$-	$(4,555,206)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty G	$167,189	$-	$(167,189)	$-
Counterparty H	289,750	-	(289,750)	-

Total	$456,939	$-	$(456,939)	$-

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
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of liabilities presented in the Statement of Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2018.

Offsetting derivative assets at December 31, 2017

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,264,296	$(1,564,578)	$699,718
Total assets	$2,264,296	$(1,564,578)	$699,718

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty I	$4,291,640	$(4,270,734)	$20,906
Total futures contracts	4,291,640	(4,270,734)	20,906

Forward currency contracts
Counterparty G	2,184,442	(834,415)	1,350,027
Counterparty H	2,960,745	(1,224,193)	1,736,552
Total forward currency contracts	5,145,187	(2,058,608)	3,086,579

Total liabilities	$9,436,827	$(6,329,342)	$3,107,485

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$699,718	$-	$(699,718)	$-
Total	$699,718	$-	$(699,718)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$1,350,027	$-	$(1,350,027)	$-
Counterparty H	1,736,552	-	(1,736,552)	-
Counterparty I	20,906	-	(20,906)	-

Total	$3,107,485	$-	$(3,107,485)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2017.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2017.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and MS. The amount of such credit risk was $6,877,290 and $13,205,797 at March 31, 2018 and December 31, 2017, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2018 and 2017. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2018	2017
Profit share earned	$-	$2,261
Profit share accrued	2,397	619,159
Total profit share	$2,397	$621,420

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2018 and December 31, 2017,  $0 and $4,400 was owed to the General Partner, respectively, and included in the Statement of Financial Condition in “Other liabilities.”

6. SUBSEQUENT EVENTS

During the period from April 1, 2018 to May 14, 2018, contributions of $1,375,000 were made to the Partnership and withdrawals of $361,007 we made from the Partnership. The General Partner has performed its evaluation of subsequent events from April 1, 2018 to May 14, 2018, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

The Partnership trades futures, forward and spot contracts on interest rate instruments, agricultural commodities, currencies, metals, energy and stock indices, and forward contracts on currencies, and may trade options on the foregoing and swaps thereon. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In most OTC transactions, on the other hand, traders must rely (typically but not universally) solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default are generally required in exchange trading and counterparties may require margin or collateral in the OTC markets.

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

The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures, forward and spot contracts or the Partnership’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Partnership.

Due to the nature of the Partnership’s business, substantially all its assets are represented by cash, cash equivalents and U.S. government obligations while the Partnership maintains its market exposure through open futures, forward and spot currency contract positions.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures, forward and spot trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three months ended March 31, 2018, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2018

Month Ending:	Total Partners' Capital

March 31, 2018	$156,882,914
December 31, 2017	167,315,268

Three Months ended
Change in Partners' Capital	$(10,432,354)
Percent Change	(6.24)%

THREE MONTHS ENDED MARCH 31, 2018

The decrease in the Partnership’s net assets of $10,432,354 was attributable to net loss after profit share of $9,545,204 and withdrawals of $4,559,900, which were partially offset by contributions of $3,672,750.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended March 31, 2018 increased  $1,449 relative to the corresponding period in 2017. The increase was due to an increase in average net assets of the Partnership during the three months ended March 31, 2018, relative to the corresponding period in 2017.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2018 increased $264,268 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2018 relative to the corresponding period in 2017.

During the three months ended March 31, 2018,  the Partnership experienced net realized and unrealized losses of $8,998,304 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $963,380, administrative expenses of $70,000, custody fees and other expenses of $7,361 and accrued profit share to the General Partner of $2,397 were incurred. Interest income of $496,238 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $9,545,204. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.80)%
Energies	0.30%
Grains	(0.30)%
Interest rates	1.04%
Livestock	0.02%
Metals	(0.19)%
Softs	0.13%
Stock indices	(5.63)%

Trading Loss	(5.43)%

MANAGEMENT DISCUSSION –2018

Three months ended March 31, 2018

The Partnership was unprofitable during the quarter almost entirely due to losses from trading global stock index futures. Elsewhere, profits from trading interest rate, energy, soft commodity and livestock futures were largely offset by losses from trading currency forwards, grain and metal futures.

Against a background of synchronized global growth and expanding corporate profits, stocks reached overbought levels during the sharp price run-up in early 2018. Subsequently, equity markets were weighed down by a series of worries including: reports suggesting an acceleration of U.S. wages and inflation combined with increased fiscal deficit spending could prompt the Federal Reserve (the “Fed”) to raise interest rates faster and further than previously anticipated; increased equity market volatility globally as the “central bank put” was removed from market psychology; the rising threat of a trade war; a first quarter slowdown in global growth momentum; and unsettled political conditions in the U.S., Germany and the U.K. Importantly, the tech sector, which has led the equity rally of recent years, was negatively impacted by the Facebook data breach, by the influence of the first autonomous car fatalities on the stock prices of Uber, Nvidia, and Tesla, by Moody’s downgrade of Tesla and by President Trump’s tweets about Amazon. As a result, equity markets fell sharply in volatile trading from their late January highs to the end of March. For example, the S&P 500 and EAFE equity indices fell nearly 10% from those peaks. Short VIX trades were the largest contributor to the Partnership’s equity sector losses during the quarter as this market saw an historic spike in prices caused by the sudden February selloff in equity markets, the increase in volatility, and the resulting liquidation of two short volatility exchange traded notes. Long positions in European, British, Japanese, Australian, Canadian, and U.S equity futures also generated losses. There were also losses from countertrend short positions in U.S. equity futures that were triggered by short term trading systems during the rapid equity price gains in January. On the other hand, long positions in Chinese, Hong Kong and Taiwanese stock futures were slightly profitable.

Interest rate futures were buffeted by conflicting forces during the quarter. At the start of the year, signs of strengthening global growth, evidence of rising wages and inflation in the U.S., and indications that major central banks, including the Fed, the European Central Bank (the “ECB”), and Bank of Japan, were pulling back on monetary accommodation led to rising interest rates and falling prices of interest rate futures. Later in the quarter, however, the threat of a trade war, increased equity market volatility globally, subdued actual inflation statistics, and a first quarter slowdown in global growth momentum generated solid demand for government securities, contributing to rising futures prices. Strong demand from central banks, pension funds and insurance related buyers for high quality government debt with attractive yields added to the price rallies.  Meanwhile, in Japan, the February reappointment of Hiroki Kuroda to a second term as Bank of Japan Governor underpinned demand for Japanese government bonds. Ultimately, long positions in German, French, Italian, Canadian and Japanese interest rate futures were profitable. Trading of U.S. interest rate futures, though mixed, was also profitable. Long U.S. 2- and 5-year note trades were unprofitable in January, while a long 10-year note position was profitable in March. Also, a short euro-dollar trade was quite profitable in January as rates rose, while a long euro-dollar trade posted a small gain in March as rates declined. Meanwhile trading of British interest rate futures was fractionally negative.

Energy prices were volatile during the quarter, but energy trading was marginally profitable. For example, Brent crude prices climbed over $70 per barrel in January as the Organization of the Petroleum Exporting Countries (“OPEC”)/non-OPEC production control agreement and rising global demand continued to drag down inventories. A weaker U.S. dollar early in 2018 also boosted energy prices. Then prices plunged to under $63/barrel in mid-February due to the depressive impacts from the shale revolution and some worries about a slowing in global growth. From then to quarter end the price ratcheted up above $70 per barrel again in response to rising geopolitical anxiety. The hawkish appointments by President Trump of Mike Pompeo as U.S. Secretary of State and John Bolton as National Security Advisor heightened concern about the continuation of the 2015 Iran Nuclear Deal, and hence, about supplies of Iranian oil to the global market. For the quarter, the profits on long positions in Brent and WTI crude slightly outweighed the losses on long positions in RBOB gasoline, heating oil, and London gas oil. A short natural gas position was also slightly negative as unusually severe winter weather underpinned natural gas prices.

A short sugar trade was profitable as prices declined as world sugar production hit record highs in the wake surging supplies from India and Thailand. A short coffee position was also profitable. Meanwhile, a short cocoa trade produced a partially offsetting loss as dry weather in western Africa and demand increases from Europe and Asia supported prices.

Currency trading was unprofitable during the quarter. The U.S. dollar index, after falling about 4% during January, was range-bound thereafter. Long U.S. dollar positions against the currencies of Japan, Switzerland, Australia, New Zealand and Norway posted losses as the U.S. dollar displayed surprising weakness in January. Deterioration in the political environment in the U.S. and relatively stronger growth abroad weighed on the U.S. dollar even as interest rates rose in America. Later in the quarter as the U.S. dollar bounced off its lows, short U.S. dollar trades against the Swedish krona, Turkish lira and Brazilian real posted small losses. A cut in the official interest rate by Brazil’s central bank, a persistently negative official short term rate in Sweden, and worsening inflation and trade balance data from Turkey also influenced these losses. Trading the Canadian dollar was also unprofitable. On the other hand, long positions in the Mexican peso, Columbian peso and euro were profitable as the U.S. dollar weakened early in the quarter. A short British pound trade was also profitable due to Brexit concerns.

Early in the period, drought concerns in Argentina and the U.S. pushed grain prices higher despite the persistence of large inventories. However, later in the quarter, worries about a trade war with China weighed heavily on grain prices. Overall, losses on short soybean, corn and wheat trades early on and from long soybean and corn trades late in the period fractionally outdistanced the profits from a long soybean meal trade in January and February and a short wheat trade in March.

Metal trading was marginally negative for the quarter as losses from trading copper and aluminum outweighed the profit from a short silver position.

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

The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25 of 1% per annum of the Partnership’s average month-end net assets. Administrative expenses for the three months ended March 31, 2017 decreased  $22,092 relative to the corresponding period in 2016. The decrease was due mainly to the Partnership no longer paying TMC for legal and accounting services during the three months ended March 31, 2017, relative to the corresponding period in 2016 when the Partnership accrued expenses for such services.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). The Partnership may also engage in trading swaps. All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2018.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the

General Partner's internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2018, February 1, 2018 and March 1, 2018, the Partnership sold Interests to new and existing limited partners of $1,255,750, $1,917,000 and $500,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2018:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2018	$ (1,334,934)	$ (86,969)	$ (1,421,903)
February 28, 2018	(1,287,374)	(2,000)	(1,289,374)
March 31, 2018	(1,806,623)	(42,000)	(1,848,623)
Total	$ (4,428,931)	$ (130,969)	$ (4,559,900)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2018		(Principal Accounting Officer)