Form 10-Q
period 2018-06-30
NESTOR PARTNERS
filed 2018-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2018

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
For the three and six months ended June 30, 2018 and 2017 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2018 and December 31, 2017 (unaudited)
(b) For the three and six months ended June 30, 2018 and 2017 (unaudited)
(c) For the six months ended June 30, 2018 and 2017 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $21,148,035 and $35,145,431)	$21,125,248	$35,088,064
Net unrealized appreciation on open futures and forward
currency contracts	4,692,915	699,718
Due from brokers	6,471,712	165,037
Cash denominated in foreign currencies (cost $6,016,900
and $8,417,006)	5,906,788	8,629,359

Total equity in trading accounts	38,196,663	44,582,178

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $116,382,308 and $115,357,357)	116,276,124	115,200,284

CASH AND CASH EQUIVALENTS	10,526,443	19,471,076

ACCRUED INTEREST RECEIVABLE	313,332	387,659

TOTAL	$165,312,562	$179,641,197

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$30,000	$1,255,750
Net unrealized depreciation on open forward
currency contracts	323,623	3,107,485
Accrued brokerage fees	297,357	311,400
Due to brokers	3,463,242	354,465
Accrued expenses	146,429	47,630
Capital withdrawals payable to Limited Partners	1,148,345	5,968,211
Capital withdrawals payable to General Partner	-	1,276,588
Accrued profit share	7,624	-
Other liabilities	-	4,400

Total liabilities	5,416,620	12,325,929

PARTNERS' CAPITAL	159,895,942	167,315,268

TOTAL	$165,312,562	$179,641,197

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2018 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.59%	$2,539,684
Grains	(0.00)	(363)
Interest rates:
2 Year U.S. Treasury Note (338 contracts, settlement date September 2018)	0.02	26,843
5 Year U.S. Treasury Note (362 contracts, settlement date September 2018)	0.04	69,570
10 Year U.S. Treasury Note (121 contracts, settlement date September 2018)	0.04	58,516
30 Year U.S. Treasury Bond (48 contracts, settlement date September 2018)	0.05	80,094
Other	1.20	1,914,793

Total interest rates	1.35	2,149,816

Livestock	0.00	7,180
Metals	(0.72)	(1,144,429)
Softs	(0.01)	(8,055)
Stock indices	(0.47)	(755,183)

Total long futures contracts	1.74	2,788,650

Short futures contracts:
Energies	0.01	11,380
Grains	0.33	525,329
Interest rates	(0.00)	(7,234)
Livestock	(0.00)	(1,040)
Metals	0.48	795,995
Softs	0.02	25,887
Stock indices	(0.12)	(192,123)

Total short futures contracts	0.72	1,158,194

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.46	3,946,844
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.54)	(870,117)
Total short forward currency contracts	0.81	1,292,565

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.27	422,448

TOTAL	2.73%	$4,369,292

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2018 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,170,000	U.S. Treasury notes, 1.000%, 08/15/2018	21.35%	$34,134,629
36,170,000	U.S. Treasury notes, 1.250%, 11/15/2018	22.55	36,067,566
30,170,000	U.S. Treasury notes, 0.750%, 02/15/2019	18.70	29,898,352
37,770,000	U.S. Treasury notes, 0.875%, 05/15/2019	23.33	37,300,825

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $137,530,343)	85.93%	$137,401,372

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2017

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.22%	$2,040,077
Grains	(0.00)	(4,300)
Interest rates:
2 Year U.S. Treasury Note (467 contracts, settlement date March 2018)	0.00	3,078
30 Year U.S. Treasury Bond (65 contracts, settlement date March 2018)	0.06	93,844
Other	(0.97)	(1,615,773)

Total interest rates	(0.91)	(1,518,851)

Metals	1.23	2,060,486
Softs	0.04	70,260
Stock indices	0.25	419,068

Total long futures contracts	1.83	3,066,740

Short futures contracts:
Energies	(0.13)	(217,090)
Grains	0.03	49,145
Interest rates	0.11	176,326
Livestock	(0.00)	(5,240)
Metals	(1.33)	(2,202,248)
Softs	(0.03)	(48,899)
Stock indices	(0.08)	(139,922)

Total short futures contracts	(1.43)	(2,387,928)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.40	678,812
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.27	449,153
Total short forward currency contracts	(2.11)	(3,535,732)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(1.84)	(3,086,579)

TOTAL	(1.44)%	$(2,407,767)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2017

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,170,000	U.S. Treasury notes, 1.000%, 02/15/2018	19.82%	$33,157,043
39,170,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.37	39,120,272
39,170,000	U.S. Treasury notes, 1.000%, 08/15/2018	23.32	39,016,992
39,170,000	U.S. Treasury notes, 1.250%, 11/15/2018	23.31	38,994,041

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $150,502,788)	89.82%	$150,288,348

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2018	June 30, 2017
INVESTMENT INCOME:
Interest income	$602,687	$300,391

EXPENSES:
Brokerage fees	955,616	1,012,001
Administrative expenses	70,000	70,000
Custody fees and other expenses	7,167	7,336
Total expenses	1,032,783	1,089,337

NET INVESTMENT LOSS	(430,096)	(788,946)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,072,046	5,155,305
Foreign exchange translation	(14,038)	34,787
Net change in unrealized:
Futures and forward currency contracts	271,023	(11,582,591)
Foreign exchange translation	(177,636)	137,099
Net gains (losses) from U.S. Treasury notes:
Realized	(3,868)	-
Net change in unrealized	97,646	(33,492)
Total net realized and unrealized gains (losses)	3,245,173	(6,288,892)

NET INCOME (LOSS)	2,815,077	(7,077,838)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	5,227	(615,484)
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM)
GENERAL PARTNER	$2,809,850	$(6,462,354)

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2018	June 30, 2017
INVESTMENT INCOME:
Interest income	$1,098,925	$532,361

EXPENSES:
Brokerage fees	1,918,996	1,973,932
Administrative expenses	140,000	140,000
Custody fees and other expenses	14,528	14,989

Total expenses	2,073,524	2,128,921

NET INVESTMENT LOSS	(974,599)	(1,596,560)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(12,572,706)	12,970,880
Foreign exchange translation	293,697	(2,142)
Net change in unrealized:
Futures and forward currency contracts	6,777,059	(12,256,315)
Foreign exchange translation	(322,465)	274,290
Net gains (losses) from U.S. Treasury notes:
Realized	(14,185)	-
Net change in unrealized	85,469	(82,805)

Total net realized and unrealized gains (losses)	(5,753,131)	903,908

NET LOSS	(6,727,730)	(692,652)
LESS PROFIT SHARE TO GENERAL PARTNER	7,624	5,936
NET LOSS AFTER PROFIT SHARE TO
GENERAL PARTNER	$(6,735,354)	$(698,588)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2018:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2018	$99,284,720	$65,663,388	$-	$2,367,160	$167,315,268
Contributions	5,932,750	-	-	-	5,932,750
Withdrawals	(6,348,393)	(268,329)	-	-	(6,616,722)
Net loss	(4,618,186)	(2,040,226)	-	(69,318)	(6,727,730)
General Partner's allocation:
New Profit-Accrued	(7,624)	-	-	-	(7,624)
PARTNERS' CAPITAL-
June 30, 2018	$94,243,267	$63,354,833	$-	$2,297,842	$159,895,942

For the six months ended June 30, 2017:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2017	$86,147,007	$66,908,700	$-	$2,492,603	$155,548,310
Contributions	6,562,500	2,000,000	5,936	-	8,568,436
Withdrawals	(2,081,615)	(1,303,347)	-	-	(3,384,962)
Net income (loss)	(1,118,739)	406,576	(215)	19,726	(692,652)
General Partner's allocation:
New Profit-Accrued	(4,135)	(1,801)	-	-	(5,936)
PARTNERS' CAPITAL-
June 30, 2017	$89,505,018	$68,010,128	$5,721	$2,512,329	$160,033,196

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2018 and 2017	Limited Partners		Special Limited Partners
	2018	2017	2018	2017

Ratios to average capital:
Net investment gain (loss) (a)	(2.31)%	(3.37)%	0.68%	(0.14)%

Total expenses (a)	3.83%	4.11%	0.83%	0.87%
Profit share allocation (b)	0.01%	(0.65)%	0.00%	(0.03)%
Total expenses and profit share allocation	3.84%	3.46%	0.83%	0.84%

Total return before profit share allocation (b)	1.48%	(4.60)%	2.23%	(3.77)%
Less: profit share allocation (b)	0.01%	(0.65)%	0.00%	(0.03)%
Total return after profit share allocation	1.47%	(3.95)%	2.23%	(3.74)%

(a) annualized
(b) not annualized

For the six months ended June 30, 2018 and 2017	Limited Partners		Special Limited Partners
	2018	2017	2018	2017

Ratios to average capital:
Net investment gain (loss) (a)	(2.43)%	(3.43)%	0.54%	(0.19)%

Total expenses (a)	3.81%	4.09%	0.84%	0.84%
Profit share allocation (b)	0.01%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	3.82%	4.09%	0.84%	0.84%

Total return before profit share allocation (b)	(4.53)%	(1.07)%	(3.11)%	0.58%
Less: profit share allocation (b)	0.01%	0.00%	0.00%	0.00%
Total return after profit share allocation	(4.54)%	(1.07)%	(3.11)%	0.58%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2018 and December 31, 2017 (unaudited) and the results of its operations for the three and six months ended June 30, 2018 and 2017 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

During the three and six months ended June 30, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2018 and December 31, 2017 in valuing the Partnership’s investments at fair value. At June 30, 2018 and December 31, 2017, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of June 30, 2018

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$137,401,372	$-	$137,401,372
Short-Term Money Market Fund*	10,276,443	-	10,276,443
Exchange-Traded Futures Contracts
Energies	2,551,064	-	2,551,064
Grains	524,966	-	524,966
Interest rates	2,142,582	-	2,142,582
Livestock	6,140	-	6,140
Metals	(348,434)	-	(348,434)
Softs	17,832	-	17,832
Stock indices	(947,306)	-	(947,306)

Total exchange-traded futures contracts	3,946,844	-	3,946,844

Over-the-Counter Forward Currency Contracts	-	422,448	422,448

Total futures and forward currency contracts (2)	3,946,844	422,448	4,369,292

Total financial assets at fair value	$151,624,659	$422,448	$152,047,107

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,125,248
Investments in U.S. Treasury notes			116,276,124
Total investments in U.S. Treasury notes			$137,401,372

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,692,915
Net unrealized depreciation on open futures and forward currency contracts			(323,623)
Total net unrealized appreciation on open futures and forward currency contracts			$4,369,292

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$150,288,348	$-	$150,288,348
Short-Term Money Market Fund*	19,221,076	-	19,221,076
Exchange-Traded Futures Contracts
Energies	1,822,987	-	1,822,987
Grains	44,845	-	44,845
Interest rates	(1,342,525)	-	(1,342,525)
Livestock	(5,240)	-	(5,240)
Metals	(141,762)	-	(141,762)
Softs	21,361	-	21,361
Stock indices	279,146	-	279,146

Total exchange-traded futures contracts	678,812	-	678,812

Over-the-Counter Forward Currency Contracts	-	(3,086,579)	(3,086,579)

Total futures and forward currency contracts (2)	678,812	(3,086,579)	(2,407,767)

Total financial assets at fair value	$170,188,236	$(3,086,579)	$167,101,657

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$35,088,064
Investments in U.S. Treasury notes			115,200,284
Total investments in U.S. Treasury notes			$150,288,348

(2)
Net unrealized appreciation on open futures and forward currency contracts			$699,718
Net unrealized depreciation on open futures and forward currency contracts			(3,107,485)
Total net unrealized appreciation on open futures and forward currency contracts			$(2,407,767)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2018, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,540,047	$(363)	$13,880	$(2,500)	$2,551,064
Grains	-	(363)	534,524	(9,195)	524,966
Interest rates	2,245,975	(96,159)	1,138	(8,372)	2,142,582
Livestock	7,180	-	-	(1,040)	6,140
Metals	24,659	(1,169,088)	882,398	(86,403)	(348,434)
Softs	9,800	(17,855)	33,884	(7,997)	17,832
Stock indices	261,624	(1,016,807)	108,943	(301,066)	(947,306)
Total futures contracts	5,089,285	(2,300,635)	1,574,767	(416,573)	3,946,844

Forward currency contracts	356,329	(1,226,446)	2,225,820	(933,255)	422,448

Total futures and
forward currency contracts	$5,445,614	$(3,527,081)	$3,800,587	$(1,349,828)	$4,369,292

Fair Value of Futures and Forward Currency Contracts at December 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,044,382	$(4,305)	$62,040	$(279,130)	$1,822,987
Grains	-	(4,300)	91,250	(42,105)	44,845
Interest rates	299,972	(1,818,823)	223,213	(46,887)	(1,342,525)
Livestock	-	-	1,010	(6,250)	(5,240)
Metals	2,071,113	(10,627)	4,289	(2,206,537)	(141,762)
Softs	71,420	(1,160)	10,163	(59,062)	21,361
Stock indices	1,468,203	(1,049,135)	187,975	(327,897)	279,146
Total futures contracts	5,955,090	(2,888,350)	579,940	(2,967,868)	678,812

Forward currency contracts	1,488,604	(1,039,451)	570,004	(4,105,736)	(3,086,579)

Total futures and
forward currency contracts	$7,443,694	$(3,927,801)	$1,149,944	$(7,073,604)	$(2,407,767)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2018 and 2017

Sector	Three months ended: June 30, 2018	Three months ended: June 30, 2017	Six months ended: June 30, 2018	Six months ended: June 30, 2017

Futures contracts:
Energies	$5,305,285	$(2,410,830)	$5,731,903	$(3,122,923)
Grains	1,157,489	(1,766,406)	681,431	(2,109,058)
Interest rates	(161,290)	(2,486,617)	1,300,539	(2,416,865)
Livestock	(37,000)	(33,570)	5,400	(99,890)
Metals	(1,046,913)	35,325	(1,325,946)	71,645
Softs	168,860	662,874	417,170	791,935
Stock indices	(2,291,608)	4,275,968	(11,576,036)	11,874,346

Total futures contracts	3,094,823	(1,723,256)	(4,765,539)	4,989,190

Forward currency contracts	248,246	(4,704,030)	(1,030,108)	(4,274,625)

Total futures and
forward currency contracts	$3,343,069	$(6,427,286)	$(5,795,647)	$714,565

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2018 and 2017 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2018 and 2017 was approximately $160,000,000 and $162,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June, 2018 and 2017

	2018		2017
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$45,268,330	$2,886,503	$3,774,070	$19,114,128
Grains	1,295,134	14,315,181	73,873	14,080,575
Interest rates	382,142,617	23,455,673	270,225,385	2,411,664
Livestock	85,380	598,587	390,827	426,050
Metals	7,276,954	14,306,967	9,199,888	5,919,100
Softs	1,345,202	1,993,993	300,275	4,145,837
Stock indices	125,874,370	19,996,957	127,320,661	9,742,609

Total futures contracts	563,287,987	77,553,861	411,284,979	55,839,963

Forward currency contracts	34,674,657	113,078,974	55,520,910	79,876,465

Total futures and
forward currency contracts	$597,962,644	$190,632,835	$466,805,889	$135,716,428

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2018 and 2017. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., and Merrill Lynch Pierce, Fenner & Smith Inc. as well as the FX prime brokers, Deutsche Bank AG and Bank of America, N.A., and the swap dealer, Morgan Stanley & Co., LLC, give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2018 and December 31, 2017.

Offsetting derivative assets and liabilities at June 30, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,795,219	$(905,522)	$889,697
Counterparty I	3,110,880	(1,505,147)	1,605,733
Counterparty J	1,757,953	(306,539)	1,451,414
Total futures contracts	6,664,052	(2,717,208)	3,946,844

Forward currency contracts
Counterparty G	887,374	(652,394)	234,980
Counterparty H	899,567	(388,476)	511,091
Total forward currency contracts	1,786,941	(1,040,870)	746,071

Total assets	$8,450,993	$(3,758,078)	$4,692,915

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty K	$1,118,831	$(795,208)	$323,623
Total liabilities	$1,118,831	$(795,208)	$323,623

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$889,697	$-	$(889,697)	$-
Counterparty G	234,980	-	-	234,980
Counterparty H	511,091	-	-	511,091
Counterparty I	1,605,733	-	(1,605,733)	-
Counterparty J	1,451,414	-	(1,451,414)	-

Total	$4,692,915	$-	$(3,946,844)	$746,071

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$323,623	$-	$(323,623)	$-

Total	$323,623	$-	$(323,623)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of
Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2018.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2018.

Offsetting derivative assets and liabilities at December 31, 2017

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”), Bank of America N.A. (“ML”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB,  ML or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB,  ML and MS. The amount of such credit risk was $12,106,731 and $13,205,797 at June 30, 2018 and December 31, 2017, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2018 and 2017. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2018	2017
Profit share earned	$-	$3,675
Reversal of profit share (1)	(2,397)	(619,159)
Profit share accrued	7,624	-
Total profit share	$5,227	$(615,484)

	Six months ended:
	June 30,	June 30,
	2018	2017
Profit share earned	$-	$5,936
Profit share accrued	7,624	-
Total profit share	$7,624	$5,936

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2018 and December 31, 2017,  $0 and $4,400 was owed to the General Partner, respectively, and included in the Statement of Financial Condition in “Other liabilities.”

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2018 to August 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2018, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2018

Month Ending:		Total Partners' Capital

June 30, 2018		$159,895,942
March 31, 2018		156,882,914
December 31, 2017		167,315,268

	Three Months ended	Six Months ended
Change in Partners' Capital	$3,013,028	$(7,419,326)
Percent Change	1.92%	(4.43)%

THREE MONTHS ENDED JUNE 30, 2018

The increase in the Partnership’s net assets of $3,013,028 was attributable to net income after profit share of $2,809,850 and contributions of $2,260,000, which were partially offset by withdrawals of $2,056,822.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2018 decreased $56,385 relative to the corresponding period in 2017. The decrease was due to a decrease in average net assets of the Partnership and a reduction in the fee rate charged to Limited Partners during the three months ended June 30, 2018, relative to the corresponding period in 2017.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2018 increased $302,296 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S.Treasury yields during the three months ended June 30, 2018 relative to the corresponding period in 2017.

During the three months ended June 30, 2018,  the Partnership experienced net realized and unrealized gains of $3,245,173 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $955,616, administrative expenses of $70,000, custody fees and other expenses of $7,167 and an accrued profit share to the General Partner of $5,227 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $602,687, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $2,809,850. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.15%
Energies	3.39%
Grains	0.73%
Interest rates	(0.15)%
Livestock	(0.03)%
Metals	(0.66)%
Softs	0.12%
Stock indices	(1.43)%

Trading Gain	2.12%

SIX MONTHS ENDED JUNE 30, 2018

The decrease in the Partnership’s net assets of $7,419,326 was attributable to net loss after profit share of $6,735,354 and withdrawals of $6,616,722, which were partially offset by contributions of $5,932,750.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2018 decreased $54,936 relative to the corresponding period in 2017. The decrease was due to a decrease in average net assets of the Partnership and a reduction in the fee rate charged to Limited Partners during the six months ended June 30, 2018, relative to the corresponding period in 2017.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2018 increased $566,564 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2018 relative to the corresponding period in 2017.

During the six months ended June 30, 2018,  the Partnership experienced net realized and unrealized losses of $5,753,131 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,918,996, administrative expenses of $140,000, custody fees and other expenses of $14,528 and accrued profit share to the General Partner of $7,624 were incurred. Interest income of $1,098,925 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $6,735,354. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.68)%
Energies	3.67%
Grains	0.40%
Interest rates	0.86%
Livestock	(0.04)%
Metals	(0.88)%
Softs	0.22%
Stock indices	(7.01)%

Trading Loss	(3.46)%

MANAGEMENT DISCUSSION –2018

Three months ended June 30, 2018

The Partnership was profitable during the quarter as gains from trading energy and grain futures, and to a lesser extent, currency forwards and soft commodity futures outweighed losses from trading stock index, metal and interest rate futures.

Global markets were rattled during the quarter by deepening and accelerating trade tensions between the U.S. on the one hand, and China, the European Union (“E.U.”), Canada and Mexico on the other; by divergent monetary policy trajectories among major central banks; by a strengthening U.S. dollar; by the Organization of the Petroleum Exporting Countries (“OPEC”) supply developments; and by numerous national political and geopolitical events.

With the OPEC/non-OPEC production control agreement, the U.S. decision to pull out of the Joint Comprehensive Plan of Action agreement with Iran, the implosion of the Venezuelan economy, Libyan production difficulties, and declining U.S. inventories all negatively impacting energy supplies, crude prices rose to four year highs during the quarter, with Brent crude climbing to nearly $80 per barrel on May 23 and WTI crude touching above $74 per barrel on June 29. Late in the period, OPEC and Russia announced a relaxation of their production restraint agreement, but the stated production increase disappointed market expectations, particularly in light of future potential supply cuts from Iran, Venezuela and Libya. For the quarter, long positions in Brent crude, WTI crude, London gas oil, heating oil and RBOB gasoline were profitable. Meanwhile, a short natural gas trade was slightly unprofitable, particularly in May.

A likely reduction in demand due to increased tariffs on grain combined with ample global supplies produced marked grain price decreases. Hence, short soybean and corn trades were profitable, most pronounced in June.

During the second quarter, the U.S. dollar advanced solidly with most of the gain occurring from mid-April to end-May when it rose about six per cent as measured by the Bloomberg dollar index. At first, the more hawkish stance by the Federal Reserve (“Fed”) relative to other major central banks underpinned the dollar advance. Next, capital flight from emerging markets, and then increased demand in the wake of the European political uncertainties, boosted the U.S. currency.

Long U.S. dollar trades versus the currencies of Brazil, Korea, Turkey, India, Israel, Chile, Sweden and the euro were profitable, with most of the larger gains coming in May. On the other hand, trading the U.S. dollar relative to the yen, Mexican peso, Canadian dollar, British pound, New Zealand dollar, South African rand, Australian dollar, Norwegian kroner, Russian ruble, and Swiss franc generated partially offsetting losses. Trading the euro versus a few other European currencies also produced small losses, especially during the political stresses in May.

A short coffee position was profitable, while other soft commodities were about flat.

Global trade tensions, tightening credit, a stronger U.S. dollar, and a slowing manufacturing sector in China buffeted metal prices. Consequently, trading of aluminum, copper, other industrial metals and silver was unprofitable.

Synchronized global growth underpinned equity markets early in the quarter. Later however, increasing trade tensions, a rising U.S. dollar, political uncertainties in Europe and emerging markets and worries about future global growth spooked market participants and triggered some spirited selling. Long positions in German, Chinese, Hong Kong, and Japanese equity futures, countries whose economies are heavily trade-dependent, were particularly unprofitable. Trading of Korean, emerging market, Spanish and large cap U.S. stock index futures also registered losses. On the other hand, long positions in French, Dutch, British, Canadian, Australian and NASDAQ equity futures produced partially offsetting gains.

The interest rate sector registered a slight loss, although futures prices and yields experienced wide swings during the quarter. The yield on U.S. 10-yr notes rose from 2.74% on March 30 to hit a 4-year high of 3.11% on May 17 due to solid global growth, incipient signs of increasing inflation and wages, especially in the U.S., and expectations of further Fed official rate increases.  As interest rates rose broadly, prices of interest rate futures declined and long positions in U.S., European, British, Canadian, Australian and Japanese interest rate futures were unprofitable.  Subsequently, however, these rising interest rates, a rising U.S. dollar, trade frictions and political uncertainties sparked tumult in emerging markets, including Turkey, Brazil Argentina, Mexico and Indonesia, triggering growth concerns and capital flight. In addition, there were worries that political turmoil in Italy and Spain could spread and impede European growth. Hence, a flight to safety drove interest rates sharply off their highs (except in Italy where rates shot up), and produced profits on long interest rates futures positions. The yield on the U.S. 10-yr note plunged to near 2.75% on May 28 before recovering to about 2.85% near quarter-end. Overall, losses on long positions in U.S., Canadian, Australian, and Italian notes and bonds—particularly in April and early May—slightly outweighed the gains on long positions in German, French and British notes and bonds in late May and June. A long Eurodollar futures trade was also unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2018.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On May 1, 2018 and June 1, 2018, the Partnership sold Interests to new and existing limited partners of $1,375,000 and $885,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2018:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2018	$ (348,904)	$ (12,103)	$ (361,007)
May 31, 2018	(495,470)	(52,000)	(547,470)
June 30, 2018	(1,075,088)	(73,257)	(1,148,345)
Total	$ (1,919,462)	$ (137,360)	$ (2,056,822)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2018		(Principal Accounting Officer)