Form 10-Q
period 2018-09-30
NESTOR PARTNERS
filed 2018-11-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2018

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

Yes  ☒           No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
For the three and nine months ended September 30, 2018 and 2017 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2018 and December 31, 2017 (unaudited)
(b) For the three and nine months ended September 30, 2018 and 2017 (unaudited)
(c) For the nine months ended September 30, 2018 and 2017 (unaudited)

Nestor Partners
Statements of Financial Condition (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $23,239,807 and $35,145,431)	$23,216,017	$35,088,064
Net unrealized appreciation on open futures and forward
currency contracts	4,496,676	699,718
Due from brokers	7,477,949	165,037
Cash denominated in foreign currencies (cost $4,177,456
and $8,417,006)	4,166,530	8,629,359

Total equity in trading accounts	39,357,172	44,582,178

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $114,060,050 and $115,357,357)	113,942,135	115,200,284

CASH AND CASH EQUIVALENTS	11,968,551	19,471,076

ACCRUED INTEREST RECEIVABLE	357,233	387,659

TOTAL	$165,625,091	$179,641,197

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$25,000	$1,255,750
Net unrealized depreciation on open forward
currency contracts	1,021,098	3,107,485
Accrued brokerage fees	301,927	311,400
Due to brokers	604,885	354,465
Accrued expenses	121,277	47,630
Capital withdrawals payable to Limited Partners	1,146,662	5,968,211
Capital withdrawals payable to General Partner	-	1,276,588
Accrued profit share	27,177	-
Other liabilities	22	4,400

Total liabilities	3,248,048	12,325,929

PARTNERS' CAPITAL	162,377,043	167,315,268

TOTAL	$165,625,091	$179,641,197

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2018 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.07%	$1,737,304
Interest rates	(0.27)	(444,906)
Livestock	0.00	1,390
Metals	0.04	68,530
Softs	(0.02)	(39,045)
Stock indices	1.45	2,370,062

Total long futures contracts	2.27	3,693,335

Short futures contracts:
Energies	(0.03)	(56,320)
Grains	0.22	350,642
Interest rates:
2 Year U.S. Treasury Note (492 contracts, settlement date December 2018)	0.07	115,312
10 Year U.S. Treasury Note (408 contracts, settlement date December 2018)	0.04	65,297
30 Year U.S. Treasury Bond (113 contracts, settlement date December 2018)	0.01	8,750
Other	0.30	486,734
Total interest rates	0.42	676,093

Livestock	(0.00)	(50)
Metals	(0.18)	(286,473)
Softs	(0.01)	(9,080)
Stock indices	0.04	60,042

Total short futures contracts	0.46	734,854

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.73	4,428,189
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.25	409,345
Total short forward currency contracts	(0.84)	(1,361,956)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.59)	(952,611)

TOTAL	2.14%	$3,475,578

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2018 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$36,170,000	U.S. Treasury notes, 1.250%, 11/15/2018	22.25%	$36,131,852
30,170,000	U.S. Treasury notes, 0.750%, 02/15/2019	18.48	29,994,991
37,770,000	U.S. Treasury notes, 0.875%, 05/15/2019	23.03	37,401,890
34,170,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.71	33,629,419

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $137,299,857)	84.47%	$137,158,152

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2017

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	1.22%	$2,040,077
Grains	(0.00)	(4,300)
Interest rates:
2 Year U.S. Treasury Note (467 contracts, settlement date March 2018)	0.00	3,078
30 Year U.S. Treasury Bond (65 contracts, settlement date March 2018)	0.06	93,844
Other	(0.97)	(1,615,773)

Total interest rates	(0.91)	(1,518,851)

Metals	1.23	2,060,486
Softs	0.04	70,260
Stock indices	0.25	419,068

Total long futures contracts	1.83	3,066,740

Short futures contracts:
Energies	(0.13)	(217,090)
Grains	0.03	49,145
Interest rates	0.11	176,326
Livestock	(0.00)	(5,240)
Metals	(1.33)	(2,202,248)
Softs	(0.03)	(48,899)
Stock indices	(0.08)	(139,922)

Total short futures contracts	(1.43)	(2,387,928)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.40	678,812
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.27	449,153
Total short forward currency contracts	(2.11)	(3,535,732)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(1.84)	(3,086,579)

TOTAL	(1.44)%	$(2,407,767)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2017

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,170,000	U.S. Treasury notes, 1.000%, 02/15/2018	19.82%	$33,157,043
39,170,000	U.S. Treasury notes, 1.000%, 05/15/2018	23.37	39,120,272
39,170,000	U.S. Treasury notes, 1.000%, 08/15/2018	23.32	39,016,992
39,170,000	U.S. Treasury notes, 1.250%, 11/15/2018	23.31	38,994,041

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $150,502,788)	89.82%	$150,288,348

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2018	September 30, 2017
INVESTMENT INCOME:
Interest income	$727,316	$362,395

EXPENSES:
Brokerage fees	962,300	1,014,971
Administrative expenses	70,000	70,000
Custody fees and other expenses	7,301	7,582
Total expenses	1,039,601	1,092,553

NET INVESTMENT LOSS	(312,285)	(730,158)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,487,860	(1,746,658)
Foreign exchange translation	(158,065)	240,736
Net change in unrealized:
Futures and forward currency contracts	(893,714)	7,929,282
Foreign exchange translation	99,186	(18,953)
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized	(12,734)	66,927
Total net realized and unrealized gains	4,522,533	6,471,334

NET INCOME	4,210,248	5,741,176
LESS PROFIT SHARE TO GENERAL PARTNER	19,553	374,835
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$4,190,695	$5,366,341

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2018	September 30, 2017
INVESTMENT INCOME:
Interest income	$1,826,241	$894,756

EXPENSES:
Brokerage fees	2,881,296	2,988,903
Administrative expenses	210,000	210,000
Custody fees and other expenses	21,829	22,571

Total expenses	3,113,125	3,221,474

NET INVESTMENT LOSS	(1,286,884)	(2,326,718)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(7,084,846)	11,224,222
Foreign exchange translation	135,632	238,594
Net change in unrealized:
Futures and forward currency contracts	5,883,345	(4,327,033)
Foreign exchange translation	(223,279)	255,337
Net gains (losses) from U.S. Treasury notes:
Realized	(14,185)	-
Net change in unrealized	72,735	(15,878)

Total net realized and unrealized gains (losses)	(1,230,598)	7,375,242

NET INCOME (LOSS)	(2,517,482)	5,048,524
LESS PROFIT SHARE TO GENERAL PARTNER	27,177	380,771
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(2,544,659)	$4,667,753

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2018:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2018	$99,284,720	$65,663,388	$-	$2,367,160	$167,315,268
Contributions	6,742,750	-	-	-	6,742,750
Withdrawals	(8,783,305)	(353,011)	-	-	(9,136,316)
Net income (loss)	(2,436,136)	(85,130)	-	3,784	(2,517,482)
General Partner's allocation:
New Profit-Accrued	(27,177)	-	-	-	(27,177)
PARTNERS' CAPITAL-
September 30, 2018	$94,780,852	$65,225,247	$-	$2,370,944	$162,377,043

For the nine months ended September 30, 2017:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2017	$86,147,007	$66,908,700	$-	$2,492,603	$155,548,310
Contributions	12,079,000	2,000,000	18,089	-	14,097,089
Withdrawals	(5,061,419)	(2,361,897)	-	-	(7,423,316)
Net income (loss)	1,855,655	3,072,127	(184)	120,926	5,048,524
General Partner's allocation:
New Profit-Accrued	(378,970)	(1,801)	-	-	(380,771)
PARTNERS' CAPITAL-
September 30, 2017	$94,641,273	$69,617,129	$17,905	$2,613,529	$166,889,836

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2018 and 2017	Limited Partners		Special Limited Partners
	2018	2017	2018	2017

Ratios to average capital:
Net investment gain (loss) (a)	(2.02)%	(3.04)%	1.00%	(0.02)%

Total expenses (a)	3.83%	3.90%	0.81%	0.88%
Profit share allocation (b)	0.02%	0.39%	0.00%	0.00%
Total expenses and profit share allocation	3.85%	4.29%	0.81%	0.88%

Total return before profit share allocation (b)	2.31%	3.14%	3.09%	3.92%
Less: profit share allocation (b)	0.02%	0.39%	0.00%	0.00%
Total return after profit share allocation	2.29%	2.75%	3.09%	3.92%

(a) annualized
(b) not annualized

For the nine months ended September 30, 2018 and 2017	Limited Partners		Special Limited Partners
	2018	2017	2018	2017

Ratios to average capital:
Net investment gain (loss) (a)	(2.30)%	(3.29)%	0.69%	(0.14)%

Total expenses (a)	3.82%	4.02%	0.83%	0.86%
Profit share allocation (b)	0.03%	0.41%	0.00%	0.00%
Total expenses and profit share allocation	3.85%	4.43%	0.83%	0.86%

Total return before profit share allocation (b)	(2.33)%	2.06%	(0.11)%	4.52%
Less: profit share allocation (b)	0.03%	0.41%	0.00%	0.00%
Total return after profit share allocation	(2.36)%	1.65%	(0.11)%	4.52%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2018 and December 31, 2017 (unaudited) and the results of its operations for the three and nine months ended September 30, 2018 and 2017 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of December 31, 2017.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2015 to 2017, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

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

The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

During the three and nine months ended September 30, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2018 and December 31, 2017 in valuing the Partnership’s investments at fair value. At September 30, 2018 and December 31, 2017, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of September 30, 2018

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$137,158,152	$-	$137,158,152
Short-Term Money Market Fund*	11,718,551	-	11,718,551
Exchange-Traded Futures Contracts
Energies	1,680,984	-	1,680,984
Grains	350,642	-	350,642
Interest rates	231,187	-	231,187
Livestock	1,340	-	1,340
Metals	(217,943)	-	(217,943)
Softs	(48,125)	-	(48,125)
Stock indices	2,430,104	-	2,430,104

Total exchange-traded futures contracts	4,428,189	-	4,428,189

Over-the-Counter Forward Currency Contracts	-	(952,611)	(952,611)

Total futures and forward currency contracts (2)	4,428,189	(952,611)	3,475,578

Total financial assets at fair value	$153,304,892	$(952,611)	$152,352,281

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$23,216,017
Investments in U.S. Treasury notes			113,942,135
Total investments in U.S. Treasury notes			$137,158,152

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,496,676
Net unrealized depreciation on open futures and forward currency contracts			(1,021,098)
Total net unrealized appreciation on open futures and forward currency contracts			$3,475,578

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2017

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$150,288,348	$-	$150,288,348
Short-Term Money Market Fund*	19,221,076	-	19,221,076
Exchange-Traded Futures Contracts
Energies	1,822,987	-	1,822,987
Grains	44,845	-	44,845
Interest rates	(1,342,525)	-	(1,342,525)
Livestock	(5,240)	-	(5,240)
Metals	(141,762)	-	(141,762)
Softs	21,361	-	21,361
Stock indices	279,146	-	279,146

Total exchange-traded futures contracts	678,812	-	678,812

Over-the-Counter Forward Currency Contracts	-	(3,086,579)	(3,086,579)

Total futures and forward currency contracts (2)	678,812	(3,086,579)	(2,407,767)

Total financial assets at fair value	$170,188,236	$(3,086,579)	$167,101,657

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$35,088,064
Investments in U.S. Treasury notes			115,200,284
Total investments in U.S. Treasury notes			$150,288,348

(2)
Net unrealized appreciation on open futures and forward currency contracts			$699,718
Net unrealized depreciation on open futures and forward currency contracts			(3,107,485)
Total net unrealized appreciation on open futures and forward currency contracts			$(2,407,767)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2018, by market sector:

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

Interest rates – Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions, including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S., and the Eurozone. However, the Partnership also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in these industrialized countries or areas, both long-term and short-term, will remain the primary interest rate market exposure of the Partnership for the foreseeable future.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2018 and December 31, 2017. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$1,767,200	$(29,896)	$1,080	$(57,400)	$1,680,984
Grains	-	-	368,005	(17,363)	350,642
Interest rates	30,574	(475,480)	844,424	(168,331)	231,187
Livestock	1,900	(510)	-	(50)	1,340
Metals	297,395	(228,865)	231,735	(518,208)	(217,943)
Softs	-	(39,045)	14,214	(23,294)	(48,125)
Stock indices	2,477,492	(107,430)	139,964	(79,922)	2,430,104
Total futures contracts	4,574,561	(881,226)	1,599,422	(864,568)	4,428,189

Forward currency contracts	1,313,292	(903,947)	1,730,190	(3,092,146)	(952,611)

Total futures and
forward currency contracts	$5,887,853	$(1,785,173)	$3,329,612	$(3,956,714)	$3,475,578

Fair Value of Futures and Forward Currency Contracts at December 31, 2017

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$2,044,382	$(4,305)	$62,040	$(279,130)	$1,822,987
Grains	-	(4,300)	91,250	(42,105)	44,845
Interest rates	299,972	(1,818,823)	223,213	(46,887)	(1,342,525)
Livestock	-	-	1,010	(6,250)	(5,240)
Metals	2,071,113	(10,627)	4,289	(2,206,537)	(141,762)
Softs	71,420	(1,160)	10,163	(59,062)	21,361
Stock indices	1,468,203	(1,049,135)	187,975	(327,897)	279,146
Total futures contracts	5,955,090	(2,888,350)	579,940	(2,967,868)	678,812

Forward currency contracts	1,488,604	(1,039,451)	570,004	(4,105,736)	(3,086,579)

Total futures and
forward currency contracts	$7,443,694	$(3,927,801)	$1,149,944	$(7,073,604)	$(2,407,767)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2018 and 2017 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2018 and 2017

Sector	Three months ended: September 30, 2018	Three months ended: September 30, 2017	Nine months ended: September 30, 2018	Nine months ended: September 30, 2017

Futures contracts:
Energies	$1,440,878	$(480,161)	$7,172,781	$(3,603,084)
Grains	337,657	105,536	1,019,088	(2,003,522)
Interest rates	(3,396,621)	(502,973)	(2,096,082)	(2,919,838)
Livestock	23,450	22,330	28,850	(77,560)
Metals	115,135	(345,114)	(1,210,811)	(273,469)
Softs	117,665	(33,198)	534,835	758,737
Stock indices	5,149,489	7,568,740	(6,426,547)	19,443,086

Total futures contracts	3,787,653	6,335,160	(977,886)	11,324,350

Forward currency contracts	806,493	(152,536)	(223,615)	(4,427,161)

Total futures and
forward currency contracts	$4,594,146	$6,182,624	$(1,201,501)	$6,897,189

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2018 and 2017 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2018 and 2017 was approximately $160,000,000 and $164,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September, 2018 and 2017

	2018		2017
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$45,114,043	$2,623,200	$9,290,325	$16,847,780
Grains	971,351	14,630,484	55,405	17,706,756
Interest rates	311,551,283	76,708,597	281,458,097	3,549,555
Livestock	145,130	460,825	293,120	589,728
Metals	5,509,603	16,186,544	10,011,715	5,092,050
Softs	1,125,701	1,818,722	225,206	3,853,421
Stock indices	125,125,831	19,326,133	136,484,833	9,825,798

Total futures contracts	489,542,942	131,754,505	437,818,701	57,465,088

Forward currency contracts	29,926,091	126,742,856	74,617,914	70,397,526

Total futures and
forward currency contracts	$519,469,033	$258,497,361	$512,436,615	$127,862,614

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2018 and 2017. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2018 and December 31, 2017.

Offsetting derivative assets and liabilities at September 30, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$2,847,181	$(389,484)	$2,457,697
Counterparty I	2,670,742	(1,196,913)	1,473,829
Counterparty J	656,060	(159,397)	496,663
Total futures contracts	6,173,983	(1,745,794)	4,428,189

Forward currency contracts
Counterparty K	1,725,915	(1,657,428)	68,487

Total assets	$7,899,898	$(3,403,222)	$4,496,676

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,737,914	$(1,004,237)	$733,677
Counterparty H	600,751	(313,330)	287,421
Total forward currency contracts	2,338,665	(1,317,567)	1,021,098

Total liabilities	$2,338,665	$(1,317,567)	$1,021,098

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,457,697	$-	$(2,457,697)	$-
Counterparty I	1,473,829	-	(1,473,829)	-
Counterparty J	496,663	-	(496,663)	-
Counterparty K	68,487	-	-	68,487

Total	$4,496,676	$-	$(4,428,189)	$68,487

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$733,677	$-	$(733,677)	$-
Counterparty H	287,421	-	(287,421)	-

Total	$1,021,098	$-	$(1,021,098)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2018.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2018.

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

The Partnership’s forward currency trading activities are cleared through Deutsche Bank AG (“DB”), Bank of America N.A. (“ML”) and Morgan Stanley & Co. LLC (“MS”). The Partnership’s concentration of credit risk associated with DB,  ML or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB,  ML and MS. The amount of such credit risk was $14,831,676 and $13,205,797 at September 30, 2018 and December 31, 2017, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2018 and 2017. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2018	2017
Profit share earned	$-	$12,153
Reversal of profit share (1)	(7,624)	-
Profit share accrued	27,177	362,682
Total profit share	$19,553	$374,835

	Nine months ended:
	September 30,	September 30,
	2018	2017
Profit share earned	$-	$18,089
Profit share accrued	27,177	362,682
Total profit share	$27,177	$380,771

(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2018 and December 31, 2017,  $22 and $4,400 was owed to the General Partner, respectively, and included in the Statement of Financial Condition in “Other liabilities.”

6. SUBSEQUENT EVENTS

During the period from October 1, 2018 to November 13, 2018, contributions of $75,000 were made to the Partnership and withdrawals of $506,077 we made from the Partnership. The General Partner has performed its evaluation of subsequent events from October 1, 2018 to November 13, 2018, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2018, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2018

Month Ending:		Total Partners' Capital

September 30, 2018		$162,377,043
June 30, 2018		159,895,942
December 31, 2017		167,315,268

	Three Months ended	Nine Months ended
Change in Partners' Capital	$2,481,101	$(4,938,225)
Percent Change	1.55%	(2.95)%

THREE MONTHS ENDED SEPTEMBER 30, 2018

The increase in the Partnership’s net assets of $2,481,101 was attributable to net income after profit share of $4,190,695 and contributions of $810,000, which were partially offset by withdrawals of $2,519,594.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended September 30, 2018 decreased $52,671 relative to the corresponding period in 2017. The decrease was due to a decrease in average net assets of the Partnership and a reduction in the fee rate charged to Limited Partners during the three months ended September 30, 2018, relative to the corresponding period in 2017.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2018 increased $364,921 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S.Treasury yields during the three months ended September 30, 2018 relative to the corresponding period in 2017.

During the three months ended September 30, 2018,  the Partnership experienced net realized and unrealized gains of $4,522,533 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $962,300, administrative expenses of $70,000, custody fees and other expenses of $7,301 and an accrued profit share to the General Partner of $19,553 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $727,316, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $4,190,695. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.51%
Energies	0.89%
Grains	0.22%
Interest rates	(2.10)%
Livestock	0.00%
Metals	0.07%
Softs	0.06%
Stock indices	3.21%

Trading Gain	2.86%

NINE MONTHS ENDED SEPTEMBER 30, 2018

The decrease in the Partnership’s net assets of $4,938,225 was attributable to net loss after profit share of $2,544,659 and withdrawals of $9,136,316, which were partially offset by contributions of $6,742,750.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the nine months ended September 30, 2018 decreased $107,607 relative to the corresponding period in 2017. The decrease was due to a decrease in average net assets of the Partnership and a reduction in the fee rate charged to Limited Partners during the nine months ended September 30, 2018, relative to the corresponding period in 2017.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2018 increased $931,485 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2018 relative to the corresponding period in 2017.

During the nine months ended September 30, 2018,  the Partnership experienced net realized and unrealized losses of $1,230,598 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,881,296, administrative expenses of $210,000, custody fees and other expenses of $21,829 and accrued profit share to the General Partner of $27,177 were incurred. Interest income of $1,826,241 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $2,544,659. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.16)%
Energies	4.60%
Grains	0.63%
Interest rates	(1.25)%
Livestock	(0.03)%
Metals	(0.80)%
Softs	0.29%
Stock indices	(4.01)%

Trading Loss	(0.73)%

MANAGEMENT DISCUSSION –2018

Three months ended September 30, 2018

The Partnership was profitable during the third quarter due to profits from long equity and energy positions, and, to a lesser extent, from trading currency forwards and non-energy commodities. Meanwhile, trading of interest rate futures was unprofitable.

Although currency turmoil, trade concerns and worries about Chinese growth clouded market outlook, equity markets were underpinned by solid global growth, favorable business and consumer sentiment, positive news on North American Free Trade Agreement renegotiations and still accommodative monetary policy globally, despite some recent tightening. Notably, some investor rotation out of highly valued U.S. equity markets late in the quarter boosted returns from other markets.  In addition to gains realized from NASDAQ equity futures, long positions in Japanese, European, Taiwanese and Australian equity futures were each profitable. A short VIX trade posted an attractive gain too. A short position in Korean futures early in the period and trading of Singaporean futures were also profitable. On the other hand trading of Chinese and Canadian equity futures were slightly unprofitable.

Energy prices rose from mid-August to end of September particularly following the resumption of Iranian sanctions and after the Organization of the Petroleum Exporting Countries (“OPEC”) / Non-OPEC group indicated that they would not increase production even though events in Iran, Venezuela and Libya continue to constrain supplies. Larger-than-expected declines in U.S. crude stockpiles also supported crude prices, while an interruption to RBOB gasoline supplies as a result of hurricane Florence underpinned RBOB gasoline prices. Long positions in Brent crude, WTI crude, RBOB gasoline and London gas oil were profitable.

The U.S. dollar, which had risen sharply from mid-April to end of June, vacillated at this higher level during the third quarter and results, though profitable overall, were mixed. The U.S. dollar was supported by solid U.S. growth and corporate profit reports and actual and anticipated interest rate increases by the U.S. Federal Reserve (the “Fed”). Idiosyncratic trade, current account deficit, fiscal deficit, foreign debt and political problems in a number of emerging economies, including Turkey, Brazil, India and Argentina among others, further buoyed the American dollar. The U.S. dollar did settle back somewhat after news of a potential U.S.-Mexico trade deal was reported. Long U.S. dollar trades against the Japanese yen, euro, Turkish lira, Brazilian real, and Indian rupee were profitable. A long euro/short Turkish lira position was profitable as well. Brexit worries led to profits from a short sterling position. Alternatively, long U.S. dollar positions versus the currencies of Switzerland, Norway, Sweden, Poland, Australia, Canada, South Africa and Singapore were unprofitable. A short euro/long Norway trade was also unprofitable.

Global central banks, led by the Fed’s third ¼% interest rate increase this year, raised official interest rates 25 times during the third quarter. In addition, the European Central Bank and the Bank of Japan have adjusted their quantitative easing policies toward less accommodation. Recent inflation data in many economies including that of the U.S., U.K., Canada and European Union have approached or exceeded targeted levels. Proposed budget deficit targets in Italy raised concerns with EU authorities. In this environment, long positions in German, French, Italian, British, Australian, Canadian, and Japanese note and bond futures and in U.S. long bond futures posted losses. Meanwhile, short positions in short-term Eurodollar futures and in U.S. 2-year, 5-year and 10-year note futures provided partially offsetting gains, especially late in the period.

Short positions in corn, wheat and soybeans were profitable as the existence of sizable inventories, record recent harvests and tariff influences outweighed worries about the impact of the European heat wave on future supplies, at least for now. A long soybean meal trade was unprofitable.

With interest rates rising to subdue global inflation levels with a strong U.S dollar, the fractional profit on a short gold trade outpaced small losses from trading silver, platinum and aluminum.

Trading of soft commodity futures was marginally profitable as gains from short sugar and coffee positions were greater than losses from long cocoa and cotton trades.

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

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2017 increased $466,342 relative to the corresponding period in 2016. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2017 relative to the corresponding period in 2016.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2018.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July 1, 2018 and August 1, 2018, the Partnership sold Interests to new and existing limited partners of $30,000 and $780,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2018:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2018	$ (594,566)	$ (2,000)	$ (596,566)
August 31, 2018	(725,969)	(50,394)	(776,363)
September 30, 2018	(1,114,377)	(32,288)	(1,146,665)
Total	$ (2,434,912)	$ (84,682)	$ (2,519,594)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 13, 2018		(Principal Accounting Officer)