Form 10-Q
period 2019-03-31
NESTOR PARTNERS
filed 2019-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2149317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION

55 West 46th Street, 31st Floor

New York, NY 10036

(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (212) 332-7300

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
For the three months ended March 31, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2019 (unaudited) and December 31, 2018
(b) For the three months ended March 31, 2019 and 2018 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $20,816,127 and $20,474,790)	$20,830,315	$20,462,519
Net unrealized appreciation on open futures and forward
currency contracts	981,762	3,809,427
Due from brokers	6,304,355	5,872,525
Cash denominated in foreign currencies (cost $6,667,140
and $5,579,987)	6,604,995	5,571,859

Total equity in trading accounts	34,721,427	35,716,330

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $116,198,667 and $117,981,296)	116,267,915	117,954,423

CASH AND CASH EQUIVALENTS	12,242,139	14,604,941

ACCRUED INTEREST RECEIVABLE	338,670	278,874

TOTAL	$163,570,151	$168,554,568

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$308,000	$125,000
Net unrealized depreciation on open forward
currency contracts	496,892	300,633
Accrued brokerage fees	295,467	301,842
Due to brokers	61,824	888,453
Cash denominated in foreign currencies (cost $0
and $84,933)	-	89,349
Accrued expenses	111,426	41,425
Capital withdrawals payable to Limited Partners	238,255	1,674,107
Capital withdrawals payable to General Partner	-	212,143
Accrued profit share	217,717	-

Total liabilities	1,729,581	3,632,952

PARTNERS' CAPITAL	161,840,570	164,921,616

TOTAL	$163,570,151	$168,554,568

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2019 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.05%	$77,304
Grains	(0.05)	(77,060)
Interest rates:
30 Year U.S. Treasury Bond (5 contracts, settlement date June 2019)	0.00	281
Other	0.42	672,743

Total interest rates	0.42	673,024

Livestock	(0.02)	(31,730)
Metals	0.23	371,229
Softs	0.00	7,660
Stock indices	0.35	558,432

Total long futures contracts	0.98	1,578,859

Short futures contracts:
Energies	0.01	18,209
Grains	0.15	234,909
Interest rates:
5 Year U.S. Treasury Note (10 contracts, settlement date June 2019)	0.00	4,719
Other	(0.26)	(419,589)
Total interest rates	(0.26)	(414,870)

Metals	(0.24)	(380,541)
Softs	0.02	26,929
Stock indices	(0.05)	(81,733)

Total short futures contracts	(0.37)	(597,097)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.61	981,762
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.85)	(1,372,884)
Total short forward currency contracts	0.54	875,992

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.31)	(496,892)

TOTAL	0.30%	$484,870

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2019 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,970,000	U.S. Treasury notes, 0.875%, 05/15/2019	22.19%	$35,903,962
34,170,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.98	33,953,768
34,570,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.17	34,266,162
33,270,000	U.S. Treasury notes, 1.375%, 02/15/2020	20.37	32,974,338

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $137,014,794)	84.71%	$137,098,230

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2018

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(59,830)
Grains	(0.01)	(18,510)
Interest rates:
30 Year U.S. Treasury Bond (26 contracts, settlement date March 2019)	0.01	11,469
Other	0.69	1,134,495

Total interest rates	0.70	1,145,964

Metals	(0.31)	(510,086)
Stock indices	(0.05)	(90,666)

Total long futures contracts	0.29	466,872

Short futures contracts:
Energies	2.03	3,350,803
Grains	0.15	251,578
Interest rates	(0.66)	(1,090,436)
Livestock	0.00	810
Metals	0.24	396,897
Softs	0.05	76,581
Stock indices	(0.14)	(225,371)

Total short futures contracts	1.67	2,760,862

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.96	3,227,734
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.50	820,193
Total short forward currency contracts	(0.33)	(539,133)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.17	281,060

TOTAL	2.13%	$3,508,794

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2018

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,270,000	U.S. Treasury notes, 0.750%, 02/15/2019	20.14%	$33,201,120
35,970,000	U.S. Treasury notes, 0.875%, 05/15/2019	21.68	35,762,751
34,170,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.49	33,789,592
36,170,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.62	35,663,479

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $138,456,086)	83.93%	$138,416,942

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018
INVESTMENT INCOME:
Interest income	$908,523	$496,238

EXPENSES:
Brokerage fees	998,952	963,380
Administrative expenses	70,000	70,000
Custody fees and other expenses	7,435	7,361
Total expenses	1,076,387	1,040,741

NET INVESTMENT LOSS	(167,864)	(544,503)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,589,590	(15,644,752)
Foreign exchange translation	(36,070)	307,735
Net change in unrealized:
Futures and forward currency contracts	(3,023,924)	6,506,036
Foreign exchange translation	(49,601)	(144,829)
Net gains (losses) from U.S. Treasury notes:
Realized	8,244	(10,317)
Net change in unrealized	122,580	(12,177)
Total net realized and unrealized gains (losses)	2,610,819	(8,998,304)

NET INCOME (LOSS)	2,442,955	(9,542,807)
LESS PROFIT SHARE TO GENERAL PARTNER	217,717	2,397
NET INCOME (LOSS) AFTER PROFIT SHARE TO (FROM)
GENERAL PARTNER	$2,225,238	$(9,545,204)

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2019:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2019	$96,830,015	$65,627,045	$-	$2,464,556	$164,921,616
Contributions	615,000	-	-	-	615,000
Withdrawals	(1,783,040)	(4,138,244)	-	-	(5,921,284)
Net income	1,186,945	1,204,261	-	51,749	2,442,955
General Partner's allocation:
New Profit-Accrued	(217,717)	-	-	-	(217,717)
PARTNERS' CAPITAL-
March 31, 2019	$96,631,203	$62,693,062	$-	$2,516,305	$161,840,570

For the three months ended March 31, 2018:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2018	$99,284,720	$65,663,388	$-	$2,367,160	$167,315,268
Contributions	3,672,750	-	-	-	3,672,750
Withdrawals	(4,428,931)	(130,969)	-	-	(4,559,900)
Net loss	(5,993,950)	(3,427,259)	-	(121,598)	(9,542,807)
General Partner's allocation:
New Profit-Accrued	(2,397)	-	-	-	(2,397)
PARTNERS' CAPITAL-
March 31, 2018	$92,532,192	$62,105,160	$-	$2,245,562	$156,882,914

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2019 and 2018	Limited Partners		Special Limited Partners
	2019	2018	2019	2018

Ratios to average capital:
Net investment income (loss) (a)	(1.64)%	(2.56)%	1.32%	0.39%

Total expenses (a)	3.88%	3.80%	0.92%	0.85%
Profit share allocation (b)	0.23%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.11%	3.80%	0.92%	0.85%

Total return before profit share allocation (b)	1.26%	(5.92)%	2.01%	(5.22)%
Less: profit share allocation (b)	0.23%	0.00%	0.00%	0.00%
Total return after profit share allocation	1.03%	(5.92)%	2.01%	(5.22)%

(a) annualized
(b) not annualized

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2019 (unaudited) and December 31, 2018 (audited) and the results of its operations for the three months ended March 31, 2019 and 2018 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years,  2015 to 2018, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2018.

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

During the three months ended March 31, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2019 and December 31, 2018 in valuing the Partnership’s investments at fair value. At March 31, 2019 and December 31, 2018, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2019

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$137,098,230	$-	$137,098,230
Short-Term Money Market Fund*	11,992,139	-	11,992,139
Exchange-Traded Futures Contracts
Energies	95,513	-	95,513
Grains	157,849	-	157,849
Interest rates	258,154	-	258,154
Livestock	(31,730)	-	(31,730)
Metals	(9,312)	-	(9,312)
Softs	34,589	-	34,589
Stock indices	476,699	-	476,699

Total exchange-traded futures contracts	981,762	-	981,762

Over-the-Counter Forward Currency Contracts	-	(496,892)	(496,892)

Total futures and forward currency contracts (2)	981,762	(496,892)	484,870

Total financial assets and liabilities at fair value	$150,072,131	$(496,892)	$149,575,239

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,830,315
Investments in U.S. Treasury notes			116,267,915
Total investments in U.S. Treasury notes			$137,098,230

(2)
Net unrealized appreciation on open futures and forward currency contracts			$981,762
Net unrealized depreciation on open futures and forward currency contracts			(496,892)
Total net unrealized appreciation on open futures and forward currency contracts			$484,870

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$138,416,942	$-	$138,416,942
Short-Term Money Market Fund*	14,354,941	-	14,354,941
Exchange-Traded Futures Contracts
Energies	3,290,973	-	3,290,973
Grains	233,068	-	233,068
Interest rates	55,528	-	55,528
Livestock	810	-	810
Metals	(113,189)	-	(113,189)
Softs	76,581	-	76,581
Stock indices	(316,037)	-	(316,037)

Total exchange-traded futures contracts	3,227,734	-	3,227,734

Over-the-Counter Forward Currency Contracts	-	281,060	281,060

Total futures and forward currency contracts (2)	3,227,734	281,060	3,508,794

Total financial assets and liabilities at fair value	$155,999,617	$281,060	$156,280,677

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,462,519
Investments in U.S. Treasury notes			117,954,423
Total investments in U.S. Treasury notes			$138,416,942

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,809,427
Net unrealized depreciation on open futures and forward currency contracts			(300,633)
Total net unrealized appreciation on open futures and forward currency contracts			$3,508,794

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2019, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$106,672	$(29,368)	$29,684	$(11,475)	$95,513
Grains	1,970	(79,030)	249,034	(14,125)	157,849
Interest rates	722,753	(49,729)	85,655	(500,525)	258,154
Livestock	-	(31,730)	-	-	(31,730)
Metals	451,545	(80,316)	136,407	(516,948)	(9,312)
Softs	7,810	(150)	27,456	(527)	34,589
Stock indices	707,468	(149,036)	81,437	(163,170)	476,699
Total futures contracts	1,998,218	(419,359)	609,673	(1,206,770)	981,762

Forward currency contracts	681,849	(2,054,733)	1,712,812	(836,820)	(496,892)

Total futures and
forward currency contracts	$2,680,067	$(2,474,092)	$2,322,485	$(2,043,590)	$484,870

Fair Value of Futures and Forward Currency Contracts at December 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(59,830)	$3,439,881	$(89,078)	$3,290,973
Grains	480	(18,990)	254,628	(3,050)	233,068
Interest rates	1,324,780	(178,816)	73	(1,090,509)	55,528
Livestock	-	-	1,960	(1,150)	810
Metals	33,972	(544,058)	657,517	(260,620)	(113,189)
Softs	-	-	83,680	(7,099)	76,581
Stock indices	72,509	(163,175)	83,422	(308,793)	(316,037)
Total futures contracts	1,431,741	(964,869)	4,521,161	(1,760,299)	3,227,734

Forward currency contracts	1,791,331	(971,138)	2,070,787	(2,609,920)	281,060

Total futures and
forward currency contracts	$3,223,072	$(1,936,007)	$6,591,948	$(4,370,219)	$3,508,794

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2019 and 2018

Sector	Three months ended: March 31, 2019	Three months ended: March 31, 2018

Futures contracts:
Energies	$(3,290,498)	$426,618
Grains	420,751	(476,058)
Interest rates	6,873,685	1,461,829
Livestock	(4,950)	42,400
Metals	(539,135)	(279,033)
Softs	65,006	248,310
Stock indices	719,686	(9,284,428)

Total futures contracts	4,244,545	(7,860,362)

Forward currency contracts	(1,678,879)	(1,278,354)

Total futures and
forward currency contracts	$2,565,666	$(9,138,716)

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2019 and 2018 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2019 and 2018 was approximately $162,000,000 and $160,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March, 2019 and 2018

	2019		2018
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$8,306,253	$23,567,196	$47,486,187	$3,339,625
Grains	3,417,256	9,120,410	1,930,170	10,637,747
Interest rates	271,415,198	97,171,043	378,840,001	31,644,238
Livestock	510,300	408,595	-	882,590
Metals	547,550	13,668,889	9,477,536	16,149,318
Softs	372,238	3,255,267	1,452,088	2,197,070
Stock indices	52,012,558	45,462,048	128,288,229	14,720,856

Total futures contracts	336,581,353	192,653,448	567,474,211	79,571,444

Forward currency contracts	22,157,493	82,948,064	48,660,575	94,684,310

Total futures and
forward currency contracts	$358,738,846	$275,601,512	$616,134,786	$174,255,754

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2019 and 2018. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., and Merrill Lynch Pierce, Fenner & Smith Inc. as well as the FX prime brokers, Deutsche Bank AG and Bank of America, N.A., and the swap dealer, Morgan Stanley & Co., LLC (“MS”), give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership ceased utilizing MS as a swap dealer during October 2018. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2019 and December 31, 2018.

Offsetting derivative assets and liabilities at March 31, 2019

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$678,687	$(498,518)	$180,169
Counterparty I	1,712,207	(939,458)	772,749
Counterparty J	216,997	(188,153)	28,844

Total assets	$2,607,891	$(1,626,129)	$981,762

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$978,929	$(877,268)	$101,661
Counterparty K	1,912,624	(1,517,393)	395,231

Total liabilities	$2,891,553	$(2,394,661)	$496,892

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$180,169	$-	$(180,169)	$-
Counterparty I	772,749	-	(772,749)	-
Counterparty J	28,844	-	(28,844)	-

Total	$981,762	$-	$(981,762)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$101,661	$-	$(101,661)	$-
Counterparty K	395,231	-	(395,231)	-

Total	$496,892	$-	$(496,892)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2019.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2019.

Offsetting derivative assets and liabilities at December 31, 2018

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,839,982	$(486,687)	$1,353,295
Counterparty I	2,527,506	(1,885,461)	642,045
Counterparty J	1,585,414	(353,020)	1,232,394
Total futures contracts	5,952,902	(2,725,168)	3,227,734

Forward currency contracts
Counterparty G	1,702,480	(1,120,787)	581,693

Total assets	$7,655,382	$(3,845,955)	$3,809,427
			(Continued)

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty K	$2,460,271	$(2,159,638)	$300,633

Total liabilities	$2,460,271	$(2,159,638)	$300,633
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,353,295	$-	$(1,353,295)	$-
Counterparty G	581,693	-	-	581,693
Counterparty I	642,045	-	(642,045)	-
Counterparty J	1,232,394	-	(1,232,394)	-

Total	$3,809,427	$-	$(3,227,734)	$581,693

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$300,633	$-	$(300,633)	$-

Total	$300,633	$-	$(300,633)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2018.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2018.

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

The Partnership’s forward currency trading activities are cleared by Deutsche Bank AG (“DB”), Bank of America, N.A. (“BA”) and prior to October 2018, MS. The Partnership’s concentration of credit risk associated with DB, BA, or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, BA and MS. The amount of such credit risk was $11,117,001 and $10,370,454 at March 31, 2019 and December 31, 2018, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2019 and 2018. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2019	2018
Profit share earned	$-	$-
Profit share accrued	217,717	2,397
Total profit share	$217,717	$2,397

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2019 and December 31, 2018, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

During the period from April 1, 2019 to May 14, 2019, contributions of $1,020,000 were made to the Partnership and withdrawals of $1,213,841 we made from the Partnership. The General Partner has performed its evaluation of subsequent events from April 1, 2019 to May 14, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2019, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended March 31, 2019

Month Ending:	Total Partners' Capital

March 31, 2019	$161,840,570
December 31, 2018	164,921,616

Three Months ended
Change in Partners' Capital	$(3,081,046)
Percent Change	(1.87)%

THREE MONTHS ENDED MARCH 31, 2019

The decrease in the Partnership’s net assets of $3,081,046 was attributable to withdrawals of $5,921,284, which were partially offset by contributions of $615,000 and net income after profit share of $2,225,238.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended March 31, 2019 increased $35,572 relative to the corresponding period in 2018. The increase was due to an increase in futures trading volume of the Partnership during the three months ended March 31, 2019, relative to the corresponding period in 2018.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2019 increased $412,285 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2019 relative to the corresponding period in 2018.

During the three months ended March 31, 2019, the Partnership experienced net realized and unrealized gains of $2,610,819 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $998,952, administrative expenses of $70,000, custody fees and other expenses of $7,435 and an accrued profit share to the General Partner of $217,717 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $908,523, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $2,225,238. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.06)%
Energies	(2.02)%
Grains	0.24%
Interest rates	4.25%
Livestock	(0.03)%
Metals	(0.34)%
Softs	0.03%
Stock indices	0.48%

Trading Gain	1.55%

MANAGEMENT DISCUSSION –2019

Three months ended March 31, 2019

After a quarter of significant economic and political uncertainty that tended to mute position sizes, the Partnership was profitable in the first quarter of 2019 as gains from trading interest rate and, to a lesser extent, equity futures outpaced losses from trading energy futures and currency forwards. Trading of non-energy commodities was essentially flat.

An unexpectedly dovish pivot by global central banks—especially the Federal Reserve (the “Fed”) and European Central Bank, indications of slowing growth globally, slackening inflation pressures in Europe, China and the U.S. and persistent uncertainties around Brexit and U.S.-China trade negotiations supported demand for government fixed income investments. Against this backdrop, long positions in German, French, Italian, British, and Australian interest rate futures were profitable. A long position in the U.S. bond futures added to the sector gains. On the other hand, short positions in U.S. 2-, 5-, and 10-year note futures, short–term Eurodollar futures and Canadian futures resulted in partially offsetting losses.

Equity markets were buffeted by opposing forces during the quarter. On the one hand, there were positive influences from a more accommodative global monetary policy environment and from supportive fiscal policy initiatives in China. On the other hand, there were negative influences from global growth worries, trade tensions and Brexit uncertainty. Despite these opposing conditions, global equity markets rebounded from the sharp selloff that occurred during the fourth quarter of 2018. While there were broad losses from short equity futures positions in January, the Partnership’s trading strategy did subsequently swing to widespread long stock index futures positions as the quarter progressed, and the sector registered a fractional profit overall for the quarter. Long positions in U.S., Chinese, Hong Kong, emerging market, and EAFE index futures were profitable. A short VIX trade also posted a gain. On the other hand, short positions in German, French, Spanish, British, Japanese, Australian, Singaporean, South African, Korean and the EURO STOXX index futures registered partially offsetting losses.

Energy prices, which had plunged during the fourth quarter of 2018, continued a rebound that began after Christmas and short energy futures positions were unprofitable, particularly in January. Energy prices were supported by the production cuts that were previously announced by the Organization of the Petroleum Exporting Countries (“OPEC”) and were running above target in early 2019 and by tightening sanctions on Venezuelan and Iranian exports. While long energy futures positions did produce profits later in the quarter, the sector was still unprofitable overall. Trading of Brent crude, WTI crude, heating oil and London gas oil were each unprofitable, while trading of RBOB gasoline and natural gas were flat.

The U.S. dollar traded in a volatile manner within a narrow 2% range during the quarter. Trading results were mixed and unprofitable. Short positions in the euro, Swiss franc, British pound, Aussie dollar and Canadian dollar versus the U.S. dollar were unprofitable. Long Korean won, Brazilian real, Colombian peso, Turkish lira and Russian ruble trades against the U.S. dollar and trading of the yen and Chilean peso were also unprofitable. Meanwhile, long Indian rupee and Mexican peso positions and a short Swedish krona trade against the U.S. unit produced partially offsetting gains, as did trading of the euro against other European currencies.

Ample supplies weighed on grain prices and the profits from short corn and wheat trades slightly outweighed slight losses from trading soybeans and soy meal. The small profit from a short coffee position marginally outdistanced the loss from a short sugar trade.

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

Periods ended March 31, 2018

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2019, February 1, 2019 and March 1, 2019, the Partnership sold Interests to new and existing limited partners of $125,000, $400,000 and $90,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2019:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2019	$ (1,002,916)	$ (62,885)	$ (1,065,801)
February 28, 2019	(568,869)	(4,048,359)	(4,617,228)
March 31, 2019	(211,255)	(27,000)	(238,255)
Total	$ (1,783,040)	$ (4,138,244)	$ (5,921,284)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2019		(Principal Accounting Officer)