Form 10-Q
period 2019-06-30
NESTOR PARTNERS
filed 2019-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2019

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
For the three and six months ended June 30, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2019 (unaudited) and December 31, 2018
(b) For the three and six months ended June 30, 2019 and 2018 (unaudited)
(c) For the six months ended June 30, 2019 and 2018 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $17,970,207 and $20,474,790)	$18,013,112	$20,462,519
Net unrealized appreciation on open futures and forward
currency contracts	984,470	3,809,427
Due from brokers, net	5,672,983	5,872,525
Cash denominated in foreign currencies (cost $6,354,099
and $5,579,987)	6,400,820	5,571,859

Total equity in trading accounts	31,071,385	35,716,330

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $111,868,081 and $117,981,296)	112,103,936	117,954,423

CASH AND CASH EQUIVALENTS	14,750,058	14,604,941

ACCRUED INTEREST RECEIVABLE	368,424	278,874

TOTAL	$158,293,803	$168,554,568

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$1,100,000	$125,000
Net unrealized depreciation on open forward
currency contracts	1,132,651	300,633
Accrued brokerage fees	264,670	301,842
Due to brokers, net	570,219	888,453
Cash denominated in foreign currencies (cost $0
and $84,933)	-	89,349
Accrued expenses	141,953	41,425
Capital withdrawals payable to Limited Partners	1,464,207	1,674,107
Capital withdrawals payable to General Partner	-	212,143
Accrued profit share	226,771	-

Total liabilities	4,900,471	3,632,952

PARTNERS' CAPITAL	153,393,332	164,921,616

TOTAL	$158,293,803	$168,554,568

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2019 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.17%	$263,258
Grains	(0.01)	(18,380)
Interest rates	0.19	293,122
Metals	0.04	64,493
Stock indices	0.17	264,822

Total long futures contracts	0.56	867,315

Short futures contracts:
Energies	0.09	144,084
Grains	0.09	134,433
Interest rates	(0.39)	(598,216)
Livestock	0.01	15,270
Metals	0.03	44,264
Softs	(0.05)	(71,290)
Stock indices	(0.09)	(137,228)

Total short futures contracts	(0.31)	(468,683)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.25	398,632
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.97	3,016,556
Total short forward currency contracts	(2.32)	(3,563,369)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.35)	(546,813)

TOTAL	(0.10)%	$(148,181)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2019 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,670,000	U.S. Treasury notes, 0.750%, 08/15/2019	19.96%	$30,619,084
34,570,000	U.S. Treasury notes, 1.000%, 11/15/2019	22.45	34,430,910
34,670,000	U.S. Treasury notes, 1.375%, 02/15/2020	22.51	34,526,444
30,670,000	U.S. Treasury notes, 1.500%, 05/15/2020	19.91	30,540,610

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $129,838,288)	84.83%	$130,117,048

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2018

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(59,830)
Grains	(0.01)	(18,510)
Interest rates:
30 Year U.S. Treasury Bond (26 contracts, settlement date March 2019)	0.01	11,469
Other	0.69	1,134,495

Total interest rates	0.70	1,145,964

Metals	(0.31)	(510,086)
Stock indices	(0.05)	(90,666)

Total long futures contracts	0.29	466,872

Short futures contracts:
Energies	2.03	3,350,803
Grains	0.15	251,578
Interest rates	(0.66)	(1,090,436)
Livestock	0.00	810
Metals	0.24	396,897
Softs	0.05	76,581
Stock indices	(0.14)	(225,371)

Total short futures contracts	1.67	2,760,862

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.96	3,227,734
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.50	820,193
Total short forward currency contracts	(0.33)	(539,133)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.17	281,060

TOTAL	2.13%	$3,508,794

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2018

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,270,000	U.S. Treasury notes, 0.750%, 02/15/2019	20.14%	$33,201,120
35,970,000	U.S. Treasury notes, 0.875%, 05/15/2019	21.68	35,762,751
34,170,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.49	33,789,592
36,170,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.62	35,663,479

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $138,456,086)	83.93%	$138,416,942

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2019	June 30, 2018
INVESTMENT INCOME:
Interest income	$951,636	$602,687

EXPENSES:
Brokerage fees	996,197	955,616
Administrative expenses	70,000	70,000
Custody fees and other expenses	7,302	7,167
Total expenses	1,073,499	1,032,783

NET INVESTMENT LOSS	(121,863)	(430,096)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,024,485	3,072,046
Foreign exchange translation	(65,717)	(14,038)
Net change in unrealized:
Futures and forward currency contracts	(633,051)	271,023
Foreign exchange translation	108,866	(177,636)
Net gains (losses) from U.S. Treasury notes:
Realized	3,025	(3,868)
Net change in unrealized	195,324	97,646
Total net realized and unrealized gains	632,932	3,245,173

NET INCOME	511,069	2,815,077
LESS PROFIT SHARE TO GENERAL PARTNER	12,890	5,227
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$498,179	$2,809,850

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2019	June 30, 2018
INVESTMENT INCOME:
Interest income	$1,860,159	$1,098,925

EXPENSES:
Brokerage fees	1,995,149	1,918,996
Administrative expenses	140,000	140,000
Custody fees and other expenses	14,737	14,528

Total expenses	2,149,886	2,073,524

NET INVESTMENT LOSS	(289,727)	(974,599)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,614,075	(12,572,706)
Foreign exchange translation	(101,787)	293,697
Net change in unrealized:
Futures and forward currency contracts	(3,656,975)	6,777,059
Foreign exchange translation	59,265	(322,465)
Net gains (losses) from U.S. Treasury notes:
Realized	11,269	(14,185)
Net change in unrealized	317,904	85,469

Total net realized and unrealized gains (losses)	3,243,751	(5,753,131)

NET INCOME (LOSS)	2,954,024	(6,727,730)
LESS PROFIT SHARE TO GENERAL PARTNER	230,607	7,624
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$2,723,417	$(6,735,354)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2019:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2019	$96,830,015	$65,627,045	$-	$2,464,556	$164,921,616
Contributions	2,617,000	-	3,836	-	2,620,836
Withdrawals	(11,798,367)	(5,074,170)	-	-	(16,872,537)
Net income (loss)	1,150,972	1,728,196	(13)	74,869	2,954,024
General Partner's allocation:
New Profit-Accrued	(230,607)	-	-	-	(230,607)
PARTNERS' CAPITAL-
June 30, 2019	$88,569,013	$62,281,071	$3,823	$2,539,425	$153,393,332

For the six months ended June 30, 2018:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2018	$99,284,720	$65,663,388	$-	$2,367,160	$167,315,268
Contributions	5,932,750	-	-	-	5,932,750
Withdrawals	(6,348,393)	(268,329)	-	-	(6,616,722)
Net loss	(4,618,186)	(2,040,226)	-	(69,318)	(6,727,730)
General Partner's allocation:
New Profit-Accrued	(7,624)	-	-	-	(7,624)
PARTNERS' CAPITAL-
June 30, 2018	$94,243,267	$63,354,833	$-	$2,297,842	$159,895,942

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2019 and 2018	Limited Partners		Special Limited Partners
	2019	2018	2019	2018

Ratios to average capital:
Net investment income (loss) (a)	(1.50)%	(2.31)%	1.40%	0.68%

Total expenses (a)	3.89%	3.83%	0.98%	0.83%
Profit share allocation (b)	0.01%	0.01%	0.00%	0.00%
Total expenses and profit share allocation	3.90%	3.84%	0.98%	0.83%

Total return before profit share allocation (b)	0.08%	1.48%	0.83%	2.23%
Less: profit share allocation (b)	0.01%	0.01%	0.00%	0.00%
Total return after profit share allocation	0.07%	1.47%	0.83%	2.23%

(a) annualized
(b) not annualized

For the six months ended June 30, 2019 and 2018	Limited Partners		Special Limited Partners
	2019	2018	2019	2018

Ratios to average capital:
Net investment income (loss) (a)	(1.56)%	(2.43)%	1.36%	0.54%

Total expenses (a)	3.88%	3.81%	0.95%	0.84%
Profit share allocation (b)	0.24%	0.01%	0.00%	0.00%
Total expenses and profit share allocation	4.12%	3.82%	0.95%	0.84%

Total return before profit share allocation (b)	1.35%	(4.53)%	2.86%	(3.11)%
Less: profit share allocation (b)	0.24%	0.01%	0.00%	0.00%
Total return after profit share allocation	1.11%	(4.54)%	2.86%	(3.11)%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2019 (unaudited) and December 31, 2018  (audited) and the results of its operations for the three and six months ended June 30, 2019 and 2018 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

During the three and six months ended June 30, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2019 and December 31, 2018 in valuing the Partnership’s investments at fair value. At June 30, 2019 and December 31, 2018, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of June 30, 2019

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$130,117,048	$-	$130,117,048
Short-Term Money Market Fund*	14,500,058	-	14,500,058
Exchange-Traded Futures Contracts
Energies	407,342	-	407,342
Grains	116,053	-	116,053
Interest rates	(305,094)	-	(305,094)
Livestock	15,270	-	15,270
Metals	108,757	-	108,757
Softs	(71,290)	-	(71,290)
Stock indices	127,594	-	127,594

Total exchange-traded futures contracts	398,632	-	398,632

Over-the-Counter Forward Currency Contracts	-	(546,813)	(546,813)

Total futures and forward currency contracts (2)	398,632	(546,813)	(148,181)

Total financial assets and liabilities at fair value	$145,015,738	$(546,813)	$144,468,925

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,013,112
Investments in U.S. Treasury notes			112,103,936
Total investments in U.S. Treasury notes			$130,117,048

(2)
Net unrealized appreciation on open futures and forward currency contracts			$984,470
Net unrealized depreciation on open futures and forward currency contracts			(1,132,651)
Total net unrealized depreciation on open futures and forward currency contracts			$(148,181)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$138,416,942	$-	$138,416,942
Short-Term Money Market Fund*	14,354,941	-	14,354,941
Exchange-Traded Futures Contracts
Energies	3,290,973	-	3,290,973
Grains	233,068	-	233,068
Interest rates	55,528	-	55,528
Livestock	810	-	810
Metals	(113,189)	-	(113,189)
Softs	76,581	-	76,581
Stock indices	(316,037)	-	(316,037)

Total exchange-traded futures contracts	3,227,734	-	3,227,734

Over-the-Counter Forward Currency Contracts	-	281,060	281,060

Total futures and forward currency contracts (2)	3,227,734	281,060	3,508,794

Total financial assets and liabilities at fair value	$155,999,617	$281,060	$156,280,677

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,462,519
Investments in U.S. Treasury notes			117,954,423
Total investments in U.S. Treasury notes			$138,416,942

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,809,427
Net unrealized depreciation on open futures and forward currency contracts			(300,633)
Total net unrealized appreciation on open futures and forward currency contracts			$3,508,794

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2019, by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$300,317	$(37,059)	$252,801	$(108,717)	$407,342
Grains	-	(18,380)	140,435	(6,002)	116,053
Interest rates	404,750	(111,628)	33,358	(631,574)	(305,094)
Livestock	-	-	15,950	(680)	15,270
Metals	180,044	(115,551)	263,329	(219,065)	108,757
Softs	-	-	16,494	(87,784)	(71,290)
Stock indices	384,014	(119,192)	155,482	(292,710)	127,594
Total futures contracts	1,269,125	(401,810)	877,849	(1,346,532)	398,632

Forward currency contracts	3,525,005	(508,449)	480,914	(4,044,283)	(546,813)

Total futures and
forward currency contracts	$4,794,130	$(910,259)	$1,358,763	$(5,390,815)	$(148,181)

Fair Value of Futures and Forward Currency Contracts at December 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(59,830)	$3,439,881	$(89,078)	$3,290,973
Grains	480	(18,990)	254,628	(3,050)	233,068
Interest rates	1,324,780	(178,816)	73	(1,090,509)	55,528
Livestock	-	-	1,960	(1,150)	810
Metals	33,972	(544,058)	657,517	(260,620)	(113,189)
Softs	-	-	83,680	(7,099)	76,581
Stock indices	72,509	(163,175)	83,422	(308,793)	(316,037)
Total futures contracts	1,431,741	(964,869)	4,521,161	(1,760,299)	3,227,734

Forward currency contracts	1,791,331	(971,138)	2,070,787	(2,609,920)	281,060

Total futures and
forward currency contracts	$3,223,072	$(1,936,007)	$6,591,948	$(4,370,219)	$3,508,794

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2019 and 2018

Sector	Three months ended: June 30, 2019	Three months ended: June 30, 2018	Six months ended: June 30, 2019	Six months ended: June 30, 2018

Futures contracts:
Energies	$(1,049,986)	$5,305,285	$(4,340,484)	$5,731,903
Grains	903,414	1,157,489	1,324,165	681,431
Interest rates	907,085	(161,290)	7,780,770	1,300,539
Livestock	215,360	(37,000)	210,410	5,400
Metals	65,420	(1,046,913)	(473,715)	(1,325,946)
Softs	(144,759)	168,860	(79,753)	417,170
Stock indices	(183,135)	(2,291,608)	536,551	(11,576,036)

Total futures contracts	713,399	3,094,823	4,957,944	(4,765,539)

Forward currency contracts	(321,965)	248,246	(2,000,844)	(1,030,108)

Total futures and
forward currency contracts	$391,434	$3,343,069	$2,957,100	$(5,795,647)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2019 and 2018 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2019 and 2018 was approximately $161,000,000 and $160,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2019 and 2018

	2019		2018
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$8,715,389	$21,243,773	$45,268,330	$2,886,503
Grains	2,708,704	8,729,568	1,295,134	14,315,181
Interest rates	211,918,524	117,938,548	382,142,617	23,455,673
Livestock	340,200	617,817	85,380	598,587
Metals	642,773	11,524,551	7,276,954	14,306,967
Softs	248,158	3,406,558	1,345,202	1,993,993
Stock indices	59,655,173	43,560,034	125,874,370	19,996,957

Total futures contracts	284,228,921	207,020,849	563,287,987	77,553,861

Forward currency contracts	37,789,022	65,408,187	34,674,657	113,078,974

Total futures and
forward currency contracts	$322,017,943	$272,429,036	$597,962,644	$190,632,835

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2019 and 2018. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), and the swap dealer, Morgan Stanley & Co., LLC (“MS”), give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2019 and December 31, 2018.

Offsetting derivative assets and liabilities at June 30, 2019

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty I	$1,098,573	$(612,048)	$486,525
Counterparty J	680,101	(510,660)	169,441
Total futures contracts	1,778,674	(1,122,708)	655,966

Forward currency contracts
Counterparty G	2,187,065	(1,858,561)	328,504

Total assets	$3,965,739	$(2,981,269)	$984,470

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$625,634	$(368,300)	$257,334
Total futures contracts	625,634	(368,300)	257,334

Forward currency contracts
Counterparty K	2,694,171	(1,818,854)	875,317

Total liabilities	$3,319,805	$(2,187,154)	$1,132,651

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$328,504	$-	$-	$328,504
Counterparty I	486,525	-	(486,525)	-
Counterparty J	169,441	-	(169,441)	-

Total	$984,470	$-	$(655,966)	$328,504

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$257,334	$-	$(257,334)	$-
Counterparty K	875,317	-	(875,317)	-

Total	$1,132,651	$-	$(1,132,651)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2019.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2019.

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

The Partnership’s forward currency trading activities are cleared through DB,  BA and prior to October 2018, MS. The Partnership’s concentration of credit risk associated with DB, BA or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, BA and MS. The amount of such credit risk was $13,005,050 and $10,370,454 at June 30, 2019 and December 31, 2018, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2019 and 2018. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2019	2018
Profit share earned	$3,836	$-
Reversal of profit share (1)	(217,717)	(2,397)
Profit share accrued	226,771	7,624
Total profit share	$12,890	$5,227

	Six months ended:
	June 30,	June 30,
	2019	2018
Profit share earned	$3,836	$-
Profit share accrued	226,771	7,624
Total profit share	$230,607	$7,624

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2019 and December 31, 2018,  $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

During the period from July 1, 2019 to August 13, 2019, contributions of $1,480,000 were made to the Partnership and withdrawals of $869,400 were made from the Partnership. The General Partner has performed its evaluation of subsequent events from July 1, 2019 to August 13, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2019, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2019

Month Ended:		Total Partners' Capital

June 30, 2019		$153,393,332
March 31, 2019		161,840,570
December 31, 2018		164,921,616

	Three Months ended	Six Months ended
Change in Partners' Capital	$(8,447,238)	$(11,528,284)
Percent Change	(5.22)%	(6.99)%

THREE MONTHS ENDED JUNE 30, 2019

The decrease in the Partnership’s net assets of $8,447,238 was attributable to withdrawals of $10,951,253, which were partially offset by contributions of $2,005,836 and net income after profit share of $498,179.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2019 increased $40,581 relative to the corresponding period in 2018.  The increase was due to an increase in futures trading volume of the Partnership during the three months ended June 30, 2019, relative to the corresponding period in 2018.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2019 increased $348,949 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2019 relative to the corresponding period in 2018.

During the three months ended June 30, 2019, the Partnership experienced net realized and unrealized gains of $632,932 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $996,197, administrative expenses of $70,000, custody fees and other expenses of $7,302 and an accrued profit share to the General Partner of $12,890 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $951,636, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $498,179. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.23)%
Energies	(0.65)%
Grains	0.54%
Interest rates	0.59%
Livestock	0.14%
Metals	0.02%
Softs	(0.09)%
Stock indices	(0.03)%

Trading Gain	0.29%

SIX MONTHS ENDED JUNE 30, 2019

The decrease in the Partnership’s net assets of $11,528,284 was attributable to withdrawals of $16,872,537, which were partially offset by contributions of $2,620,836 and net income after profit share of $2,723,417.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2019 increased $76,153 relative to the corresponding period in 2018.  The increase was due to an increase in futures trading volume of the Partnership during the six months ended June 30, 2019, relative to the corresponding period in 2018.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2019 increased $761,234, relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the six months ended June 30, 2019 relative to the corresponding period in 2018.

During the six months ended June 30, 2019,  the Partnership experienced net realized and unrealized gains of $3,243,751 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,995,149, administrative expenses of $140,000, custody fees and other expenses of $14,737 and an accrued profit share to the General Partner of $230,607 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $1,860,159, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $2,723,417. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.29)%
Energies	(2.66)%
Grains	0.78%
Interest rates	4.87%
Livestock	0.11%
Metals	(0.32)%
Softs	(0.06)%
Stock indices	0.44%

Trading Gain	1.87%

MANAGEMENT DISCUSSION –2019

Three months ended June 30, 2019

The Partnership was nearly flat for the quarter as profits from trading interest rate, grain and livestock futures only slightly outpaced losses from trading energy and soft commodity futures and currency forwards. Trading of stock index and metal futures were essentially flat.

The economic outlook, which had improved significantly in April, deteriorated quickly and sharply beginning in early May after Presidents Trump and Xi Jinping unexpectedly dashed hopes that a trade deal was close to being signed and instead ramped up the trade confrontation to the level of a trade war. This development, continuing Brexit uncertainty, and disappointing economic data during May and June out of the U.S., China, Europe, and several large emerging economies pushed organizations such as the International Monetary Fund, World Bank and Organization for Economic Co-operation and Development to cut their 2019 global growth forecasts. The escalating U.S.-Iran conflict, including tanker attacks in the Strait of Hormuz and the shooting down of an American drone, further clouded the economic outlook. In response, the Federal Reserve (the “Fed”), the European Central Bank, and the Bank of Japan suggested that they were prepared to loosen their monetary policy positions if circumstances warranted. Indeed, a number of other central banks, including the People’s Bank of China, did cut official interest rates, reduced reserve requirements and/or took other actions to support flagging growth. Also, market participants seemed to expect at least a ceasefire on the trade front emerging from the Osaka G-20 meeting between Presidents Trump and Xi Jinping at the end of June.

Against this background it is not surprising that equity prices vacillated widely and that trading of equity futures finished the quarter nearly flat after being profitable in April, quite unprofitable in May and profitable again in June. Overall, long positions in Dutch, French, British, Australian, Canadian, Thai and Singaporean equity futures were profitable. A short position in Korean futures and trading of South African futures were also profitable. Short volatility index trades registered gains too. On the other hand, long positions in U.S., Chinese, Hong Kong, Taiwanese, German and Swedish equity futures were unprofitable, especially in May. Trading of EAFE, EURO STOXX 50, and Japanese equity futures were unprofitable as well.

The combination of trade uncertainties, chaotic Brexit discussions, slowing growth, dormant inflation and actual and prospective central bank policy easing led to increased demand for government notes and bonds. For example, yields on Italian 10-year bonds, which had been supported in the run-up to European elections by the wrangling between Italy’s coalition government and the European Commission over mounting debt levels, dropped markedly from near 2.7% at the end of May to about 2.15% at the end of June. Consequently, long positions in Italian interest rate futures were quite profitable. Long positions in French and U.K. bond futures and in Eurodollar futures added to the gains. A short Japanese government bond position and trading of U.S. long bond and 2-year note futures were also profitable. Conversely, short positions in German, Australian and Canadian note and bond futures, a short position in U.S. 10-year note futures, and long positions in short-term euribor and sterling rate futures produced partially offsetting losses.

Although trade disputes and the African swine fever depressed grain prices for most of 2019, extreme weather in the U.S. during May and June, which delayed planting of and may hinder the development and/or harvesting of corn and soybean crops, pushed grain prices up sharply during the second half of the quarter. Consequently, long corn and soybean trades were profitable later in the period. Trading of livestock futures was profitable as well.

Energy prices were quite volatile during the quarter. For the first four months of 2019 energy prices were underpinned by news that the U.S. would end waivers on Iranian crude oil exports, by the continued Organization of the Petroleum Exporting Countries effort to curtail production, and by the impact of the Libyan crisis on production. However, as the economic outlook deteriorated and as U.S. shale production pushed U.S. crude inventories to 2 year highs, crude oil prices fell over 20% from the 2019 highs reached in late April to 5 month lows in mid-June. Thereafter, the heightened U.S.-Iran tensions pushed prices sharply higher once again. A long Brent crude oil position was unprofitable, especially in May. Trading of WTI crude oil and of London gas oil was also unprofitable. A long RBOB gasoline trade was profitable, especially after a U.S. east coast refinery fire in June reduced supplies for the immediate future. A short natural gas trade was also profitable as gas supplies remain ample.

Currency trading was also volatile and unprofitable during the quarter. Early on the U.S. dollar was supported by solid growth, safe haven demand and high relative interest rates. Political uncertainties in Europe, the U.K., Sweden, India, and Australia also underpinned the U.S. currency. Later in the period, however, worries that growth was slowing caused U.S. market interest rates to decline and prompted the Fed to indicate that it would ease policy if necessary, depressing the U.S. currency. The resolution of the aforementioned political doubts in a favorable way also led to some U.S. dollar sales. Long U.S. dollar trades versus the Australian and New Zealand dollars, the euro and Japanese yen, and short dollar positions against the pound sterling and Brazilian real posted losses. On the other hand, short U.S. dollar trades against the Canadian dollar, Indian rupee, Russian ruble and Turkish lira, and long U.S. dollar positions versus the Swiss, Swedish and Korean currencies produced partially offsetting profits.

Finally, trading of cotton futures was marginally unprofitable and trading of metal futures was marginally profitable.

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

The U.S. dollar traded in a volatile manner within a narrow 2% range during the quarter. Trading results were mixed and unprofitable. Short positions in the euro, Swiss franc, British pound, Australian dollar and Canadian dollar versus the U.S. dollar were unprofitable. Long Korean won, Brazilian real, Colombian peso, Turkish lira and Russian ruble trades against the U.S. dollar and trading of the yen and Chilean peso were also unprofitable. Meanwhile, long Indian rupee and Mexican peso positions and a short Swedish krona trade against the U.S. unit produced partially offsetting gains, as did trading of the euro against other European currencies.

Ample supplies weighed on grain prices and the profits from short corn and wheat trades slightly outweighed slight losses from trading soybeans and soy meal. The small profit from a short coffee position marginally outdistanced the loss from a short sugar trade.

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

Periods ended June 30, 2018

Month Ended:		Total Partners' Capital

June 30, 2018		$159,895,942
March 31, 2018		156,882,914
December 31, 2017		167,315,268

	Three Months ended	Six Months ended
Change in Partners' Capital	$3,013,028	$(7,419,326)
Percent Change	1.92%	(4.43)%

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

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2018 increased $302,296 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended June 30, 2018 relative to the corresponding period in 2017.

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

MANAGEMENT DISCUSSION –2018

Three months ended June 30, 2018

The Partnership was profitable during the quarter as gains from trading energy and grain futures, and to a lesser extent, currency forwards and soft commodity futures, outweighed losses from trading stock index, metal and interest rate futures.

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

Against a background of synchronized global growth and expanding corporate profits, stocks reached overbought levels during the sharp price run-up in early 2018. Subsequently, equity markets were weighed down by a series of worries including: reports suggesting an acceleration of U.S. wages and inflation combined with increased fiscal deficit spending could prompt the Federal Reserve (the “Fed”) to raise interest rates faster and further than previously anticipated; increased equity market volatility globally as the “central bank put” was removed from market psychology; the rising threat of a trade war; a first quarter slowdown in global growth momentum; and unsettled political conditions in the U.S., Germany and the U.K. Importantly, the tech sector, which has led the equity rally of recent years, was negatively impacted by the Facebook data breach, by the influence of the first autonomous car fatalities on the stock prices of Uber, Nvidia, and Tesla, by Moody’s downgrade of Tesla and by President Trump’s tweets about Amazon. As a result, equity markets fell sharply in volatile trading from their late January highs to the end of March. For example, the S&P 500 and EAFE equity indices fell nearly 10% from those peaks. Short VIX trades were the largest contributor to the Partnership’s equity sector losses during the quarter as this market saw an historic spike in prices caused by the sudden February selloff in equity markets, the increase in volatility, and the resulting liquidation of two short volatility exchange traded notes. Long positions in European, British, Japanese, Australian, Canadian, and U.S. equity futures also generated losses. There were also losses from countertrend short positions in U.S. equity futures that were triggered by short term trading systems during the rapid equity price gains in January. On the other hand, long positions in Chinese, Hong Kong and Taiwanese stock futures were slightly profitable.

Interest rate futures were buffeted by conflicting forces during the quarter. At the start of the year, signs of strengthening global growth, evidence of rising wages and inflation in the U.S., and indications that major central banks, including the Fed, the European Central Bank (the “ECB”), and Bank of Japan, were pulling back on monetary accommodation led to rising interest rates and falling prices of interest rate futures. Later in the quarter, however, the threat of a trade war, increased equity market volatility globally, subdued actual inflation statistics, and a first quarter slowdown in global growth momentum generated solid demand for government securities, contributing to rising futures prices. Strong demand from central banks, pension funds and insurance related buyers for high quality government debt with attractive yields added to the price rallies.  Meanwhile, in Japan, the February reappointment of Haruhiko Kuroda to a second term as Bank of Japan Governor underpinned demand for Japanese government bonds. Ultimately, long positions in German, French, Italian, Canadian and Japanese interest rate futures were profitable. Trading of U.S. interest rate futures, though mixed, was also profitable. Long U.S. 2- and 5-year note trades were unprofitable in January, while a long 10-year note position was profitable in March. Also, a short euro-dollar trade was quite profitable in January as rates rose, while a long euro-dollar trade posted a small gain in March as rates declined. Meanwhile trading of British interest rate futures was fractionally negative.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell interests at the beginning of each calendar month.  On April 1, 2019, May 1, 2019 and June 1, 2019, the Partnership sold Interests to new and existing limited partners of $308,367, $715,469 and $982,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2019:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2019	$ (817,768)	$ (396,069)	$ (1,213,837)
May 31, 2019	(8,260,352)	(12,857)	(8,273,209)
June 30, 2019	(937,207)	(527,000)	(1,464,207)
Total	$ (10,015,327)	$ (935,926)	$ (10,951,253)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2019		(Principal Accounting Officer)