Form 10-Q
period 2019-09-30
NESTOR PARTNERS
filed 2019-11-12
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2019

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
For the three and nine months ended September 30, 2019 and 2018 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2019 (unaudited) and December 31, 2018
(b) For the three and nine months ended September 30, 2019 and 2018 (unaudited)
(c) For the nine months ended September 30, 2019 and 2018 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $17,423,460 and $20,474,790)	$17,449,606	$20,462,519
Net unrealized appreciation on open futures and forward
currency contracts	-	3,809,427
Due from brokers, net	7,886,180	5,872,525
Cash denominated in foreign currencies (cost $4,336,642
and $5,579,987)	4,276,419	5,571,859

Total equity in trading accounts	29,612,205	35,716,330

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $112,577,952 and $117,981,296)	112,747,727	117,954,423

CASH AND CASH EQUIVALENTS	12,534,095	14,604,941

ACCRUED INTEREST RECEIVABLE	465,358	278,874

TOTAL	$155,359,385	$168,554,568

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$489,000	$125,000
Net unrealized depreciation on open futures and forward
currency contracts	993,520	300,633
Accrued brokerage fees	261,071	301,842
Due to brokers, net	-	888,453
Cash denominated in foreign currencies (cost $0
and $84,933)	-	89,349
Accrued expenses	147,176	41,425
Capital withdrawals payable to Limited Partners	697,843	1,674,107
Capital withdrawals payable to General Partner	-	212,143
Accrued profit share	318,201	-

Total liabilities	2,906,811	3,632,952

PARTNERS' CAPITAL	152,452,574	164,921,616

TOTAL	$155,359,385	$168,554,568

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2019 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.51)%	$(802,338)
Grains	0.00	710
Interest rates:
2 Year U.S. Treasury Note (274 contracts, settlement date December 2019)	0.03	50,617
5 Year U.S. Treasury Note (95 contracts, settlement date December 2019)	0.00	4,180
30 Year U.S. Treasury Bond (16 contracts, settlement date December 2019)	0.00	1,219
Other	0.02	26,000

Total interest rates	0.05	82,016

Livestock	0.00	5,940
Metals	(0.09)	(130,495)
Stock indices	(0.05)	(76,708)

Total long futures contracts	(0.60)	(920,875)

Short futures contracts:
Energies	0.01	19,228
Grains	0.16	239,481
Interest rates	0.04	54,830
Livestock	(0.01)	(12,650)
Metals	(0.05)	(78,222)
Softs	(0.05)	(77,599)
Stock indices	(0.02)	(25,022)

Total short futures contracts	0.08	120,046

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	(0.52)	(800,829)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.45)	(2,203,127)
Total short forward currency contracts	1.32	2,010,436

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.13)	(192,691)

TOTAL	(0.65)%	$(993,520)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2019 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$46,970,000	U.S. Treasury notes, 1.000%, 11/15/2019	30.78%	$46,927,800
47,270,000	U.S. Treasury notes, 1.375%, 02/15/2020	30.94	47,175,829
36,170,000	U.S. Treasury notes, 1.500%, 05/15/2020	23.68	36,093,704

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $130,001,412)	85.40%	$130,197,333

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2018

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	(0.04)%	$(59,830)
Grains	(0.01)	(18,510)
Interest rates:
30 Year U.S. Treasury Bond (26 contracts, settlement date March 2019)	0.01	11,469
Other	0.69	1,134,495

Total interest rates	0.70	1,145,964

Metals	(0.31)	(510,086)
Stock indices	(0.05)	(90,666)

Total long futures contracts	0.29	466,872

Short futures contracts:
Energies	2.03	3,350,803
Grains	0.15	251,578
Interest rates	(0.66)	(1,090,436)
Livestock	0.00	810
Metals	0.24	396,897
Softs	0.05	76,581
Stock indices	(0.14)	(225,371)

Total short futures contracts	1.67	2,760,862

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.96	3,227,734
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.50	820,193
Total short forward currency contracts	(0.33)	(539,133)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.17	281,060

TOTAL	2.13%	$3,508,794

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2018

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,270,000	U.S. Treasury notes, 0.750%, 02/15/2019	20.14%	$33,201,120
35,970,000	U.S. Treasury notes, 0.875%, 05/15/2019	21.68	35,762,751
34,170,000	U.S. Treasury notes, 0.750%, 08/15/2019	20.49	33,789,592
36,170,000	U.S. Treasury notes, 1.000%, 11/15/2019	21.62	35,663,479

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $138,456,086)	83.93%	$138,416,942

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2019	September 30, 2018
INVESTMENT INCOME:
Interest income	$861,532	$727,316

EXPENSES:
Brokerage fees	946,525	962,300
Administrative expenses	70,000	70,000
Custody fees and other expenses	6,842	7,301
Total expenses	1,023,367	1,039,601

NET INVESTMENT LOSS	(161,835)	(312,285)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	2,583,678	5,487,860
Foreign exchange translation	(93,940)	(158,065)
Net change in unrealized:
Futures and forward currency contracts	(845,339)	(893,714)
Foreign exchange translation	(106,944)	99,186
Net gains (losses) from U.S. Treasury notes:
Realized	17,678	-
Net change in unrealized	(82,839)	(12,734)
Total net realized and unrealized gains	1,472,294	4,522,533

NET INCOME	1,310,459	4,210,248
LESS PROFIT SHARE TO GENERAL PARTNER	98,296	19,553
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$1,212,163	$4,190,695

See notes to financial statements (unaudited)		(Continued)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2019	September 30, 2018
INVESTMENT INCOME:
Interest income	$2,721,691	$1,826,241

EXPENSES:
Brokerage fees	2,941,674	2,881,296
Administrative expenses	210,000	210,000
Custody fees and other expenses	21,579	21,829

Total expenses	3,173,253	3,113,125

NET INVESTMENT LOSS	(451,562)	(1,286,884)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	9,197,753	(7,084,846)
Foreign exchange translation	(195,727)	135,632
Net change in unrealized:
Futures and forward currency contracts	(4,502,314)	5,883,345
Foreign exchange translation	(47,679)	(223,279)
Net gains (losses) from U.S. Treasury notes:
Realized	28,947	(14,185)
Net change in unrealized	235,065	72,735

Total net realized and unrealized gains (losses)	4,716,045	(1,230,598)

NET INCOME (LOSS)	4,264,483	(2,517,482)
LESS PROFIT SHARE TO GENERAL PARTNER	328,903	27,177
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$3,935,580	$(2,544,659)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2019:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2019	$96,830,015	$65,627,045	$-	$2,464,556	$164,921,616
Contributions	4,097,000	-	10,702	-	4,107,702
Withdrawals	(15,309,775)	(5,202,549)	-	-	(20,512,324)
Net income (loss)	1,627,666	2,527,186	(7)	109,638	4,264,483
General Partner's allocation:
New Profit-Accrued	(328,903)	-	-	-	(328,903)
PARTNERS' CAPITAL-
September 30, 2019	$86,916,003	$62,951,682	$10,695	$2,574,194	$152,452,574

For the nine months ended September 30, 2018:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2018	$99,284,720	$65,663,388	$-	$2,367,160	$167,315,268
Contributions	6,742,750	-	-	-	6,742,750
Withdrawals	(8,783,305)	(353,011)	-	-	(9,136,316)
Net income (loss)	(2,436,136)	(85,130)	-	3,784	(2,517,482)
General Partner's allocation:
New Profit-Accrued	(27,177)	-	-	-	(27,177)
PARTNERS' CAPITAL-
September 30, 2018	$94,780,852	$65,225,247	$-	$2,370,944	$162,377,043

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2019 and 2018	Limited Partners		Special Limited Partners
	2019	2018	2019	2018

Ratios to average capital:
Net investment income (loss) (a)	(1.63)%	(2.02)%	1.20%	1.00%

Total expenses (a)	3.87%	3.83%	1.02%	0.81%
Profit share allocation (b)	0.11%	0.02%	0.00%	0.00%
Total expenses and profit share allocation	3.98%	3.85%	1.02%	0.81%

Total return before profit share allocation (b)	0.57%	2.31%	1.28%	3.09%
Less: profit share allocation (b)	0.11%	0.02%	0.00%	0.00%
Total return after profit share allocation	0.46%	2.29%	1.28%	3.09%

(a) annualized
(b) not annualized

For the nine months ended September 30, 2019 and 2018	Limited Partners		Special Limited Partners
	2019	2018	2019	2018

Ratios to average capital:
Net investment income (loss) (a)	(1.58)%	(2.30)%	1.32%	0.69%

Total expenses (a)	3.87%	3.82%	0.96%	0.83%
Profit share allocation (b)	0.35%	0.03%	0.00%	0.00%
Total expenses and profit share allocation	4.22%	3.85%	0.96%	0.83%

Total return before profit share allocation (b)	1.92%	(2.33)%	4.18%	(0.11)%
Less: profit share allocation (b)	0.35%	0.03%	0.00%	0.00%
Total return after profit share allocation	1.57%	(2.36)%	4.18%	(0.11)%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2019 (unaudited) and December 31, 2018  (audited) and the results of its operations for the three and nine months ended September 30, 2019 and 2018 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of December 31, 2018.

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

During the three and nine months ended September 30, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2019 and December 31, 2018 in valuing the Partnership’s investments at fair value. At September 30, 2019 and December 31, 2018, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of September 30, 2019

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$130,197,333	$-	$130,197,333
Short-Term Money Market Fund*	12,284,095	-	12,284,095
Exchange-Traded Futures Contracts
Energies	(783,110)	-	(783,110)
Grains	240,191	-	240,191
Interest rates	136,846	-	136,846
Livestock	(6,710)	-	(6,710)
Metals	(208,717)	-	(208,717)
Softs	(77,599)	-	(77,599)
Stock indices	(101,730)	-	(101,730)

Total exchange-traded futures contracts	(800,829)	-	(800,829)

Over-the-Counter Forward Currency Contracts	-	(192,691)	(192,691)

Total futures and forward currency contracts (2)	(800,829)	(192,691)	(993,520)

Total financial assets and liabilities at fair value	$141,680,599	$(192,691)	$141,487,908

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$17,449,606
Investments in U.S. Treasury notes			112,747,727
Total investments in U.S. Treasury notes			$130,197,333

(2)
Net unrealized depreciation on open futures and forward currency contracts			$(993,520)
Total net unrealized depreciation on open futures and forward currency contracts			$(993,520)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2018

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$138,416,942	$-	$138,416,942
Short-Term Money Market Fund*	14,354,941	-	14,354,941
Exchange-Traded Futures Contracts
Energies	3,290,973	-	3,290,973
Grains	233,068	-	233,068
Interest rates	55,528	-	55,528
Livestock	810	-	810
Metals	(113,189)	-	(113,189)
Softs	76,581	-	76,581
Stock indices	(316,037)	-	(316,037)

Total exchange-traded futures contracts	3,227,734	-	3,227,734

Over-the-Counter Forward Currency Contracts	-	281,060	281,060

Total futures and forward currency contracts (2)	3,227,734	281,060	3,508,794

Total financial assets and liabilities at fair value	$155,999,617	$281,060	$156,280,677

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,462,519
Investments in U.S. Treasury notes			117,954,423
Total investments in U.S. Treasury notes			$138,416,942

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,809,427
Net unrealized depreciation on open futures and forward currency contracts			(300,633)
Total net unrealized appreciation on open futures and forward currency contracts			$3,508,794

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2019, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2019 and December 31, 2018. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(802,338)	$19,228	$-	$(783,110)
Grains	1,770	(1,060)	504,461	(264,980)	240,191
Interest rates	91,204	(9,188)	403,343	(348,513)	136,846
Livestock	5,950	(10)	60	(12,710)	(6,710)
Metals	313,429	(443,924)	241,125	(319,347)	(208,717)
Softs	-	-	26,011	(103,610)	(77,599)
Stock indices	194,426	(271,134)	90,429	(115,451)	(101,730)
Total futures contracts	606,779	(1,527,654)	1,284,657	(1,164,611)	(800,829)

Forward currency contracts	690,544	(2,893,671)	3,090,065	(1,079,629)	(192,691)

Total futures and
forward currency contracts	$1,297,323	$(4,421,325)	$4,374,722	$(2,244,240)	$(993,520)

Fair Value of Futures and Forward Currency Contracts at December 31, 2018

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$(59,830)	$3,439,881	$(89,078)	$3,290,973
Grains	480	(18,990)	254,628	(3,050)	233,068
Interest rates	1,324,780	(178,816)	73	(1,090,509)	55,528
Livestock	-	-	1,960	(1,150)	810
Metals	33,972	(544,058)	657,517	(260,620)	(113,189)
Softs	-	-	83,680	(7,099)	76,581
Stock indices	72,509	(163,175)	83,422	(308,793)	(316,037)
Total futures contracts	1,431,741	(964,869)	4,521,161	(1,760,299)	3,227,734

Forward currency contracts	1,791,331	(971,138)	2,070,787	(2,609,920)	281,060

Total futures and
forward currency contracts	$3,223,072	$(1,936,007)	$6,591,948	$(4,370,219)	$3,508,794

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2019 and 2018 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2019 and 2018

Sector	Three months ended: September 30, 2019	Three months ended: September 30, 2018	Nine months ended: September 30, 2019	Nine months ended: September 30, 2018

Futures contracts:
Energies	$(2,659,402)	$1,440,878	$(6,999,886)	$7,172,781
Grains	642,858	337,657	1,967,023	1,019,088
Interest rates	460,188	(3,396,621)	8,240,958	(2,096,082)
Livestock	(165,430)	23,450	44,980	28,850
Metals	(237,875)	115,135	(711,590)	(1,210,811)
Softs	285,979	117,665	206,226	534,835
Stock indices	3,024,190	5,149,489	3,560,741	(6,426,547)

Total futures contracts	1,350,508	3,787,653	6,308,452	(977,886)

Forward currency contracts	387,831	806,493	(1,613,013)	(223,615)

Total futures and
forward currency contracts	$1,738,339	$4,594,146	$4,695,439	$(1,201,501)

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2019 and 2018 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2019 and 2018 was approximately $159,000,000 and $160,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2019 and 2018

	2019		2018
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$10,710,588	$16,083,367	$45,114,043	$2,623,200
Grains	2,227,178	9,724,495	971,351	14,630,484
Interest rates	167,096,856	138,507,852	311,551,283	76,708,597
Livestock	320,490	717,053	145,130	460,825
Metals	2,054,703	9,688,499	5,509,603	16,186,544
Softs	186,119	3,815,158	1,125,701	1,818,722
Stock indices	62,999,353	39,500,771	125,125,831	19,326,133

Total futures contracts	245,595,287	218,037,195	489,542,942	131,754,505

Forward currency contracts	32,945,989	81,457,701	29,926,091	126,742,856

Total futures and
forward currency contracts	$278,541,276	$299,494,896	$519,469,033	$258,497,361

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2019 and 2018. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2019 and December 31, 2018.

Offsetting derivative assets and liabilities at September 30, 2019

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$539,004	$(404,934)	$134,070
Counterparty I	1,778,728	(1,247,470)	531,258
Counterparty J	374,533	(239,032)	135,501
Total futures contracts	2,692,265	(1,891,436)	800,829

Forward currency contracts
Counterparty G	$1,635,231	$(1,470,953)	$164,278
Counterparty K	2,338,069	(2,309,656)	28,413
Total forward currency contracts	3,973,300	(3,780,609)	192,691

Total liabilities	$6,665,565	$(5,672,045)	$993,520

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(3)

Counterparty C	$134,070	$-	$(134,070)	$-
Counterparty G	164,278	-	(164,278)	-
Counterparty I	531,258	-	(531,258)	-
Counterparty J	135,501	-	(135,501)	-
Counterparty K	28,413	-	(28,413)	-

Total	$993,520	$-	$(993,520)	$-

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
(3) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2019.

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

The Partnership’s forward currency trading activities are cleared through DB,  BA and prior to October 2018, MS. The Partnership’s concentration of credit risk associated with DB, BA or MS nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB, BA and MS. The amount of such credit risk was $12,363,409 and $10,370,454 at September 30, 2019 and December 31, 2018, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2019 and 2018. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2019	2018
Profit share earned	$6,866	$-
Reversal of profit share (1)	(226,771)	(7,624)
Profit share accrued	318,201	27,177
Total profit share	$98,296	$19,553

	Nine months ended:
	September 30,	September 30,
	2019	2018
Profit share earned	$10,702	$-
Profit share accrued	318,201	27,177
Total profit share	$328,903	$27,177

(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2019 and December 31, 2018,  $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

During the period from October 1, 2019 to November 12, 2019, contributions of $489,000 were made to the Partnership and withdrawals of $320,500 were made from the Partnership. The General Partner has performed its evaluation of subsequent events from October 1, 2019 to November 12, 2019, the date this form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2019, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2019

Month Ended:		Total Partners' Capital

September 30, 2019		$152,452,574
June 30, 2019		153,393,332
December 31, 2018		164,921,616

	Three Months ended	Nine Months ended
Change in Partners' Capital	$(940,758)	$(12,469,042)
Percent Change	(0.61)%	(7.56)%

THREE MONTHS ENDED SEPTEMBER 30, 2019

The decrease in the Partnership’s net assets of $940,758 was attributable to withdrawals of $3,639,787, which were partially offset by contributions of $1,486,866 and net income after profit share of $1,212,163.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended September 30, 2019 decreased $15,775 relative to the corresponding period in 2018.  The decrease was due to a decrease in average net assets of the Partnership and a reduction in the fee rate charged to Limited Partners during the three months ended September 30, 2019, relative to the corresponding period in 2018.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2019 increased $134,216 relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2019 relative to the corresponding period in 2018.

During the three months ended September 30, 2019, the Partnership experienced net realized and unrealized gains of $1,472,294 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $946,525, administrative expenses of $70,000, custody fees and other expenses of $6,842 and an accrued profit share to the General Partner of $98,296 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $861,532, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $1,212,163. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	0.23%
Energies	(1.70)%
Grains	0.40%
Interest rates	0.34%
Livestock	(0.10)%
Metals	(0.16)%
Softs	0.18%
Stock indices	1.98%

Trading Gain	1.17%

NINE MONTHS ENDED SEPTEMBER 30, 2019

The decrease in the Partnership’s net assets of $12,469,042 was attributable to withdrawals of $20,512,324, which were partially offset by contributions of $4,107,702 and net income after profit share of $3,935,580.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the nine months ended September 30, 2019 increased $60,378 relative to the corresponding period in 2018.  The increase was due to an increase in futures trading volume of the Partnership during the nine months ended September 30, 2019, relative to the corresponding period in 2018.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2019 increased $895,450,  relative to the corresponding period in 2018. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the nine months ended September 30, 2019 relative to the corresponding period in 2018.

During the nine months ended September 30, 2019,  the Partnership experienced net realized and unrealized gains of $4,716,045 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,941,674, administrative expenses of $210,000, custody fees and other expenses of $21,579 and an accrued profit share to the General Partner of $328,903 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $2,721,691 were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $3,935,580. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(1.07)%
Energies	(4.32)%
Grains	1.17%
Interest rates	5.21%
Livestock	0.00%
Metals	(0.49)%
Softs	0.11%
Stock indices	2.42%

Trading Gain	3.03%

MANAGEMENT DISCUSSION –2019

Three months ended September 30, 2019

The Partnership was profitable during the quarter as gains from trading stock index, interest rate, grain and soft commodity futures, and currency forwards outpaced losses from trading energy, metal and livestock futures.

Financial and commodity market participants rode a risk roller coaster during the quarter.  Whenever there was an escalation of the U.S.-China trade war, evidence of slowing global growth and trade, rising Brexit uncertainty, increasing geopolitical tension—such as in Hong Kong, India/Pakistan, Japan/Korea, Iran/U.S., Saudi Arabia/Iran, Argentina, Russia—or mounting political tensions in the U.S., risk appetites would recede. On the other hand, whenever these factors calmed or whenever global central banks, led by the Federal Reserve, would lower interest rates or emphasize their preferences for easier policy stances, risk appetites would expand.

Continuing the trend started earlier this year, central banks around the globe reduced interest rates 56 times versus only 6 increases during the third quarter. Despite a few bouts of selling during the quarter, trading of equity futures was profitable overall, including gains from long positions in European, U.S., British, Taiwanese, Singaporean and the Japanese Nikkei futures indices. Also, during the August selloff, short positions in the Emerging Market, Korean Kospi, S&P 400 and Japanese Topix indices posted gains. A short VIX trade was also profitable. On the other hand, trading of Chinese, Hong Kong, Thai, Australian and the Russell equity indices registered partially offsetting losses.

Interest rates were volatile during the period as evidenced by the 10-year U.S. rate that fell from about 2% on July 1st to 1.47% on September 3rd, rebounded to 1.9% on September 13th before closing the quarter at 1.68% on September 30th.  Long positions in Italian interest rate futures were profitable as investors sought out higher Italian yields. Short positions in U.K. interest rate futures were profitable as yields rose on Brexit worries in September. Trading of the U.S. long bond was also profitable. On the other hand, during August when risk aversion was at its highest, demand for government securities pushed yields down sharply. The magnitude and speed of the declines in interest rates combined with inverted yield curves prompted our trading models to take counter trend positions, looking for a bounce back in yields. As yields continued to fall, the Partnership sustained sizable losses on our short interest rate futures positions.  Subsequently, short positions in German, French, U.K., Japanese, U.S., Canadian and Australian interest rate futures were unprofitable. On balance then for the quarter, interest rate trading produced only a fractional gain.

The U.S. dollar index gained about 2% during the quarter, but followed a volatile, jagged, saw-toothed path to this gain. Consequently, currency sector results were mixed and only fractionally positive. Long U.S. dollar positions against the currencies of Japan, the euro, Switzerland, Sweden, Australia, New Zealand and India, and trading versus the Turkish lira were profitable.  Conversely, trading the U.S. dollar relative to the Canadian, Mexican, Norwegian, Polish, Russian and South African currencies, and trading the euro against the Norwegian and Polish currencies produced largely offsetting losses.

Energy prices were volatile during the quarter. They were depressed by the trade and global growth worries, particularly during August; soared in mid-September after the apparently devastating attack on Saudi production and export facilities; and collapsed thereafter when after-attack reports showed the actual damage to be easily managed. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, heating oil and London gas oil were unprofitable. A short natural gas trade was also unprofitable, particularly in August and early September, driven by a short covering price rally.

Trade policy impacts and large grain inventories and harvests weighed on grain prices, especially in July and August. Short corn and wheat positions and trading of soybeans were profitable, although prices lifted late in the quarter, reducing profits somewhat. Short coffee, sugar and cotton trades were also marginally profitable during the July-September period. Meanwhile trading of livestock was marginally unprofitable.

Trading of silver futures produced a fractional loss that marginally outweighed the small profits from a long nickel position and from short zinc and aluminum trades.

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

Small losses from short gold, copper and nickel positions were fractionally greater than the gain from a short silver trade.

Periods ended September 30, 2018

Month Ended:		Total Partners' Capital

September 30, 2018		$162,377,043
June 30, 2018		159,895,942
December 31, 2017		167,315,268

	Three Months ended	Nine Months ended
Change in Partners' Capital	$2,481,101	$(4,938,225)
Percent Change	1.55%	(2.95)%

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

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2018 increased $364,921 relative to the corresponding period in 2017. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended September 30, 2018 relative to the corresponding period in 2017.

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

With interest rates rising to subdue global inflation levels with a strong U.S. dollar, the fractional profit on a short gold trade outpaced small losses from trading silver, platinum and aluminum.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell interests at the beginning of each calendar month.  On July 1, 2019 and August 1, 2019, the Partnership sold Interests to new and existing limited partners of $1,100,000 and  $380,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2019:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2019	$ (832,924)	$ (36,478)	$ (869,402)
August 31, 2019	(2,019,641)	(52,901)	(2,072,542)
September 30, 2019	(658,843)	(39,000)	(697,843)
Total	$ (3,511,408)	$ (128,379)	$ (3,639,787)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 12, 2019		(Principal Accounting Officer)