Form 10-Q
period 2020-03-31
NESTOR PARTNERS
filed 2020-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2020

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

Yes  ☐         No   ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three months ended March 31, 2020 and 2019 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2020 (unaudited) and December 31, 2019
(b) For the three months ended March 31, 2020 and 2019 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $9,186,889 and $19,948,217)	$9,255,178	$19,975,068
Net unrealized appreciation on open futures and forward
currency contracts	4,074,779	1,097,472
Due from brokers, net	4,300,593	3,607,012
Cash denominated in foreign currencies (cost $3,664,754
and $7,806,800)	3,593,405	7,931,930

Total equity in trading accounts	21,223,955	32,611,482

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $101,043,641 and $113,491,358)	101,617,614	113,585,567

CASH AND CASH EQUIVALENTS	9,153,665	14,111,142

ACCRUED INTEREST RECEIVABLE	517,041	587,875

TOTAL	$132,512,275	$160,896,066

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$200,000
Net unrealized depreciation on open futures and forward
currency contracts	147,737	1,196,064
Accrued brokerage fees	223,996	263,485
Due to brokers, net	769,543	1,312,296
Accrued expenses	146,546	50,218
Capital withdrawals payable to Limited Partners	4,547,359	1,890,293
Capital withdrawals payable to General Partner	-	1,056,135
Other liabilities	-	625

Total liabilities	5,835,181	5,969,116

PARTNERS' CAPITAL	126,677,094	154,926,950

TOTAL	$132,512,275	$160,896,066

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2020 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Grains	0.05%	$68,398
Interest rates:
2 Year U.S. Treasury Note (220 contracts, settlement date June 2020)	0.05	69,109
5 Year U.S. Treasury Note (151 contracts, settlement date June 2020)	0.05	65,492
Other	0.38	469,889

Total interest rates	0.48	604,490

Livestock	0.00	2,620
Metals	(1.08)	(1,363,747)
Softs	0.00	610
Stock indices	0.21	266,552

Total long futures contracts	(0.34)	(421,077)

Short futures contracts:
Energies	0.69	876,755
Grains	(0.01)	(12,923)
Metals	1.36	1,719,230
Softs	0.06	69,971
Stock indices	0.04	49,750

Total short futures contracts	2.14	2,702,783

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.80	2,281,706
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(2.22)	(2,808,331)
Total short forward currency contracts	3.52	4,453,667

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	1.30	1,645,336

TOTAL	3.10%	$3,927,042

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2020 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,270,000	U.S. Treasury notes, 1.500%, 05/15/2020	26.31%	$33,333,682
38,570,000	U.S. Treasury notes, 1.500%, 08/15/2020	30.61	38,777,916
38,370,000	U.S. Treasury notes, 1.750%, 11/15/2020	30.60	38,761,194

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $110,230,530)	87.52%	$110,872,792

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2019

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$233,986
Grains	0.01	16,758
Interest rates:
2 Year U.S. Treasury Note (53 contracts, settlement date March 2020)	0.00	1,969
5 Year U.S. Treasury Note (109 contracts, settlement date March 2020)	0.00	234
Other	(0.04)	(60,448)

Total interest rates	(0.04)	(58,245)

Livestock	(0.00)	(140)
Metals	0.26	387,297
Softs	0.01	14,340
Stock indices	0.04	67,406

Total long futures contracts	0.43	661,402

Short futures contracts:
Energies	0.05	78,150
Grains	(0.13)	(204,537)
Interest rates:
10 Year U.S. Treasury Note (138 contracts, settlement date March 2020)	0.00	5,656
Other	0.29	447,152

Total interest rates	0.29	452,808

Metals	(0.06)	(92,291)
Softs	(0.01)	(18,063)
Stock indices	0.14	220,003

Total short futures contracts	0.28	436,070

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.71	1,097,472
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.87	2,893,213
Total short forward currency contracts	(2.64)	(4,089,277)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.77)	(1,196,064)

TOTAL	(0.06)%	$(98,592)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2019

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$47,270,000	U.S. Treasury notes, 1.375%, 02/15/2020	30.50%	$47,258,921
39,370,000	U.S. Treasury notes, 1.500%, 05/15/2020	25.41	39,359,235
46,970,000	U.S. Treasury notes, 1.500%, 08/15/2020	30.30	46,942,479

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $133,439,575)	86.21%	$133,560,635

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	March 31, 2020	March 31, 2019
INVESTMENT INCOME:
Interest income	$643,493	$908,523

EXPENSES:
Brokerage fees	879,596	998,952
Administrative expenses	96,258	70,000
Custody fees and other expenses	6,995	7,435
Total expenses	982,849	1,076,387

NET INVESTMENT LOSS	(339,356)	(167,864)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(30,037,967)	5,589,590
Foreign exchange transactions	(156,904)	(36,070)
Net change in unrealized:
Futures and forward currency contracts	4,025,634	(3,023,924)
Foreign exchange translation	(196,479)	(49,601)
Net gains from U.S. Treasury notes:
Realized	93,662	8,244
Net change in unrealized	521,202	122,580
Total net realized and unrealized gains (losses)	(25,750,852)	2,610,819

NET INCOME (LOSS)	(26,090,208)	2,442,955
LESS PROFIT SHARE TO GENERAL PARTNER	60	217,717
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(26,090,268)	$2,225,238

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the three months ended March 31, 2020:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2020	$87,909,416	$64,314,240	$-	$2,703,294	$154,926,950
Contributions	3,700,000	-	60	-	3,700,060
Withdrawals	(5,265,356)	(594,292)	-	-	(5,859,648)
Net loss	(15,218,734)	(10,433,154)	(10)	(438,310)	(26,090,208)
General Partner's allocation:
New Profit-Accrued	(60)	-	-	-	(60)
PARTNERS' CAPITAL-
March 31, 2020	$71,125,266	$53,286,794	$50	$2,264,984	$126,677,094

For the three months ended March 31, 2019:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2019	$96,830,015	$65,627,045	$-	$2,464,556	$164,921,616
Contributions	615,000	-	-	-	615,000
Withdrawals	(1,783,040)	(4,138,244)	-	-	(5,921,284)
Net income	1,186,945	1,204,261	-	51,749	2,442,955
General Partner's allocation:
New Profit-Accrued	(217,717)	-	-	-	(217,717)
PARTNERS' CAPITAL-
March 31, 2019	$96,631,203	$62,693,062	$-	$2,516,305	$161,840,570

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended March 31, 2020 and 2019	Limited Partners		Special Limited Partners
	2020	2019	2020	2019

Ratios to average capital:
Net investment income (loss) (a)	(2.18)%	(1.64)%	0.68%	1.32%

Total expenses (a)	3.95%	3.88%	1.08%	0.92%
Profit share allocation (b)	0.00%	0.23%	0.00%	0.00%
Total expenses and profit share allocation	3.95%	4.11%	1.08%	0.92%

Total return before profit share allocation (b)	(16.88)%	1.26%	(16.28)%	2.01%
Less: profit share allocation (b)	0.00%	0.23%	0.00%	0.00%
Total return after profit share allocation	(16.88)%	1.03%	(16.28)%	2.01%

(a) annualized
(b) not annualized

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2020 (unaudited) and December 31, 2019 (audited) and the results of its operations for the three months ended March 31, 2020 and 2019 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

The Partnership enters into contracts with various financial institutions that contain a variety of indemnification provisions. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Income Taxes topic of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2016 to 2019, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2019.

2. FAIR VALUE

The Fair Value Measurements topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three months ended March 31, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2020 and December 31, 2019 in valuing the Partnership’s investments at fair value. At March 31, 2020 and December 31, 2019, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2020

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$110,872,792	$-	$110,872,792
Short-Term Money Market Fund*	8,903,666	-	8,903,666
Exchange-Traded Futures Contracts
Energies	876,755	-	876,755
Grains	55,475	-	55,475
Interest rates	604,490	-	604,490
Livestock	2,620	-	2,620
Metals	355,483	-	355,483
Softs	70,581	-	70,581
Stock indices	316,302	-	316,302

Total exchange-traded futures contracts	2,281,706	-	2,281,706

Over-the-Counter Forward Currency Contracts	-	1,645,336	1,645,336

Total futures and forward currency contracts (2)	2,281,706	1,645,336	3,927,042

Total financial assets and liabilities at fair value	$122,058,164	$1,645,336	$123,703,500

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$9,255,178
Investments in U.S. Treasury notes			101,617,614
Total investments in U.S. Treasury notes			$110,872,792

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,074,779
Net unrealized depreciation on open futures and forward currency contracts			(147,737)
Total net unrealized appreciation on open futures and forward currency contracts			$3,927,042

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$133,560,635	$-	$133,560,635
Short-Term Money Market Fund*	13,861,142	-	13,861,142
Exchange-Traded Futures Contracts
Energies	312,136	-	312,136
Grains	(187,779)	-	(187,779)
Interest rates	394,563	-	394,563
Livestock	(140)	-	(140)
Metals	295,006	-	295,006
Softs	(3,723)	-	(3,723)
Stock indices	287,409	-	287,409

Total exchange-traded futures contracts	1,097,472	-	1,097,472

Over-the-Counter Forward Currency Contracts	-	(1,196,064)	(1,196,064)

Total futures and forward currency contracts (2)	1,097,472	(1,196,064)	(98,592)

Total financial assets and liabilities at fair value	$148,519,249	$(1,196,064)	$147,323,185

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,975,068
Investments in U.S. Treasury notes			113,585,567
Total investments in U.S. Treasury notes			$133,560,635

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,097,472
Net unrealized depreciation on open futures and forward currency contracts			(1,196,064)
Total net unrealized depreciation on open futures and forward currency contracts			$(98,592)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2020, by market sector:

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

The Derivatives and Hedging topic of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in a net asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a net liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$-	$-	$931,892	$(55,137)	$876,755
Grains	81,318	(12,920)	528	(13,451)	55,475
Interest rates	862,548	(258,058)	-	-	604,490
Livestock	3,750	(1,130)	-	-	2,620
Metals	129,545	(1,493,292)	1,821,042	(101,812)	355,483
Softs	4,860	(4,250)	73,274	(3,303)	70,581
Stock indices	291,149	(24,597)	109,216	(59,466)	316,302
Total futures contracts	1,373,170	(1,794,247)	2,935,952	(233,169)	2,281,706

Forward currency contracts	1,930,809	(4,739,140)	6,515,667	(2,062,000)	1,645,336

Total futures and
forward currency contracts	$3,303,979	$(6,533,387)	$9,451,619	$(2,295,169)	$3,927,042

Fair Value of Futures and Forward Currency Contracts at December 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$340,590	$(106,604)	$79,540	$(1,390)	$312,136
Grains	19,178	(2,420)	5,688	(210,225)	(187,779)
Interest rates	15,841	(74,086)	562,011	(109,203)	394,563
Livestock	-	(140)	-	-	(140)
Metals	643,619	(256,322)	286,283	(378,574)	295,006
Softs	15,605	(1,265)	6,852	(24,915)	(3,723)
Stock indices	360,698	(293,292)	250,607	(30,604)	287,409
Total futures contracts	1,395,531	(734,129)	1,190,981	(754,911)	1,097,472

Forward currency contracts	3,441,103	(547,890)	503,584	(4,592,861)	(1,196,064)

Total futures and
forward currency contracts	$4,836,634	$(1,282,019)	$1,694,565	$(5,347,772)	$(98,592)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2020 and 2019

Sector	Three months ended: March 31, 2020	Three months ended: March 31, 2019

Futures contracts:
Energies	$7,225,539	$(3,290,498)
Grains	538,904	420,751
Interest rates	(2,494,946)	6,873,685
Livestock	284,010	(4,950)
Metals	(59,977)	(539,135)
Softs	1,534	65,006
Stock indices	(32,413,088)	719,686

Total futures contracts	(26,918,024)	4,244,545

Forward currency contracts	905,691	(1,678,879)

Total futures and
forward currency contracts	$(26,012,333)	$2,565,666

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2020 and 2019 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2020 and 2019 was approximately $145,000,000 and $162,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2020 and 2019

	2020		2019
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$13,493,572	$8,451,385	$8,306,253	$23,567,196
Grains	1,962,864	5,938,694	3,417,256	9,120,410
Interest rates	100,109,094	108,167,176	271,415,198	97,171,043
Livestock	180,225	-	510,300	408,595
Metals	14,629,243	3,487,808	547,550	13,668,889
Softs	833,210	1,695,831	372,238	3,255,267
Stock indices	62,517,081	15,783,316	52,012,558	45,462,048

Total futures contracts	193,725,289	143,524,210	336,581,353	192,653,448

Forward currency contracts	15,884,893	40,802,386	22,157,493	82,948,064

Total futures and
forward currency contracts	$209,610,182	$184,326,596	$358,738,846	$275,601,512

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2020 and 2019. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith

Inc.) as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Partnership the legal right to net unrealized gains and losses on open futures and forward currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2020 and December 31, 2019.

Offsetting derivative assets and liabilities at March 31, 2020

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$885,328	$(183,579)	$701,749
Counterparty I	2,799,749	(1,729,581)	1,070,168
Counterparty J	624,045	(114,256)	509,789
Total futures contracts	4,309,122	(2,027,416)	2,281,706

Forward currency contracts
Counterparty G	5,044,936	(3,251,863)	1,793,073

Total assets	$9,354,058	$(5,279,279)	$4,074,779

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty K	$3,549,277	$(3,401,540)	$147,737

Total liabilities	$3,549,277	$(3,401,540)	$147,737

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$701,749	$-	$(701,749)	$-
Counterparty G	1,793,073	-	-	1,793,073
Counterparty I	1,070,168	-	(1,070,168)	-
Counterparty J	509,789	-	(509,789)	-

Total	$4,074,779	$-	$(2,281,706)	$1,793,073

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$147,737	$-	$(147,737)	$-

Total	$147,737	$-	$(147,737)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2020.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2020.

Offsetting derivative assets and liabilities at December 31, 2019

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$719,162	$(343,980)	$375,182
Counterparty I	1,247,715	(935,027)	312,688
Counterparty J	619,635	(210,033)	409,602

Total assets	$2,586,512	$(1,489,040)	$1,097,472
			(Continued)

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$2,882,795	$(2,020,760)	$862,035
Counterparty K	2,257,956	(1,923,927)	334,029

Total liabilities	$5,140,751	$(3,944,687)	$1,196,064
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$375,182	$-	$(375,182)	$-
Counterparty I	312,688	-	(312,688)	-
Counterparty J	409,602	-	(409,602)	-

Total	$1,097,472	$-	$(1,097,472)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$862,035	$-	$(862,035)	$-
Counterparty K	334,029	-	(334,029)	-

Total	$1,196,064	$-	$(1,196,064)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2019.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2019.

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

The Partnership’s forward currency trading activities are cleared by DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $11,896,696 and $10,942,019 at March 31, 2020 and December 31, 2019, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2020 and 2019. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2020	2019
Profit share earned	$60	$-
Profit share accrued	-	217,717
Total profit share	$60	$217,717

5. RELATED PARTY TRANSACTIONS

The Partnership pays the General Partner broker commissions. The General Partner in turn bears all such brokerage commissions and fees.

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2020 and December 31, 2019,  $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

In early 2020, an outbreak of a novel strain of coronavirus (SARS-CoV-2) causing the disease COVID-19 emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. The ultimate impact of COVID-19 on the financial performance of the Partnership is not reasonably estimable at this time.

The General Partner has performed its evaluation of subsequent events from April 1, 2020 to May 14, 2020, the date this Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the financial statements.

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other Commodity Futures Trading Commission authorized investments or bank held or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due to limited open interest in certain futures markets or to daily price fluctuation limits, for example, which are inherent in the Partnership’s futures, forward and spot trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three months ended March 31, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2020

Month Ended:	Total Partners' Capital

March 31, 2020	$126,677,094
December 31, 2019	154,926,950

Three Months ended
Change in Partners' Capital	$(28,249,856)
Percent Change	(18.23)%

THREE MONTHS ENDED MARCH 31, 2020

The decrease in the Partnership’s net assets of $28,249,856 was attributable to withdrawals of $5,859,648 and net loss after profit share of $26,090,268, which were partially offset by contributions of $3,700,060.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended March 31, 2020 decreased $119,356 relative to the corresponding period in 2019. The decrease was due to a decrease in average net assets of the Partnership during the three months ended March 31, 2020, relative to the corresponding period in 2019.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2020 decreased $265,030 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended March 31, 2020 relative to the corresponding period in 2019.

During the three months ended March 31, 2020,  the Partnership experienced net realized and unrealized losses of $25,750,852 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $879,596, administrative expenses of $96,258, custody fees and other expenses of $6,995 and accrued profit share to the General Partner of $60 were incurred. Interest income of $643,493 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $26,090,268. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	0.57%
Energies	4.82%
Grains	0.31%
Interest rates	(1.75)%
Livestock	0.15%
Metals	(0.08)%
Softs	(0.02)%
Stock indices	(20.60)%

Trading Loss	(16.60)%

MANAGEMENT DISCUSSION –2020

Three months ended March 31, 2020

The Partnership posted a sizable loss in the first quarter as the COVID-19 pandemic and its economic impacts spread across the globe, roiling financial and commodity markets. The onset of the oil price war between Saudi Arabia and Russia in early March added significantly to the market turmoil. Losses from long equity futures positions and, to a much lesser extent, from trading interest rate and metal futures far outpaced the profits from trading energy futures, currency forwards and soft and agricultural commodity futures.

Equity futures, which had been underpinned early in January by the U.S.-China trade deal, accommodative global monetary policy and the conservative election victory in Great Britain, collapsed as COVID-19 spread from China to the Middle East to Europe to the U.S.A. and became a global pandemic. As the potential scope and duration of the damage to global demand became evident, the selling of equities and other financial investments cascaded violently. In response, strong, coordinated and unprecedented monetary and fiscal measures were implemented by countries across the globe. For example in the U.S., the Federal Reserve (the “Fed”), at two emergency meetings, cut interest rates by 1.5% to near zero; the Fed also expanded the magnitude and scope of its Quantitative easing (“QE”), swap lines and other lending facilities well beyond that seen during the Global Financial Crisis; and a fiscal stimulus package measured at about 10% of GDP was assembled in about a week and was added to two smaller packages announced early in March. While these policy efforts did give a fillip to financial markets and help to stabilize them, the damage to equity prices and markets remained large. Broad-based losses were sustained on a short vix trade and on long positions in U.S., Canadian, European, British, Japanese, non-Japan Asian and emerging markets equity index futures, especially in the second half of the quarter.

Interest rates on government debt were buffeted by a variety of cross currents during the quarter including: the actual and anticipated negative impact of the pandemic on global growth; a flight to safety that boosted demand for government debt; a rush for liquidity and U.S. dollars that at times led to a forced liquidation of government debt; 27 central banks cutting official rates 68 times during March, according to centralbankrates.com; and central banks creating numerous massive liquidity provision and QE programs in order to stabilize struggling financial markets globally. Overall, short positions in U.S., German and Canadian note and bond futures posted losses and were reversed to long positions. Trading of British Gilts, long positions in French and Australian bond futures and a long position in the short-term euribor future were also unprofitable, particularly in mid-March, when market participants sought liquidity. Long positions in short-term British, Italian and U.S. dollar interest rate futures and in Japanese government bond futures produced partially offsetting profits. A long position in the 5-year U.S. note in January was also profitable.

Metal trading was fractionally unprofitable. Industrial metal prices declined, and the price of silver, which had been supported for a time as a safe haven precious metal, succumbed to profit-taking and to a dramatic weakening in industrial demand and a long position was unprofitable. A long platinum position was also unprofitable. On the other hand, short copper, aluminum, nickel and zinc positions were profitable and a long gold trade also posted a gain.

Oil prices fell to their lowest levels in 17 years as demand collapsed due to shelter-in-place orders, travel bans and other efforts to mitigate the pandemic, and as supply surged due to the unrelenting price war between Saudi Arabia and Russia. The price of WTI crude oil, which had eased down from $61/barrel at the end of 2019 to about $54/barrel on February 20, plunged precipitously thereafter, falling to under $20/barrel on March 30. Short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were highly profitable, particularly in March.

Foreign exchange rates were buffeted by a variety of cross currents from interest rate, liquidity, safe haven and energy price influences during the quarter. Performance in these instruments was mixed but slightly profitable. Long U.S. dollar trades against the Brazilian real, Russian ruble, Aussie dollar and a few other emerging market currencies were profitable. A long euro/short Norway trade was also profitable in the wake of the oil price collapse. On the other hand, long U.S. dollar trades versus the euro, yen, Singapore dollar, and Swedish krona were unprofitable, as was trading versus the British, Canadian, Indian, South African, Norwegian, Polish and New Zealand currencies.

Trading of soft and agricultural commodity futures was fractionally profitable.

Period ended March 31, 2019

Month Ended:	Total Partners' Capital

March 31, 2019	$161,840,570
December 31, 2018	164,921,616

Three Months ended
Change in Partners' Capital	$(3,081,046)
Percent Change	(1.87)%

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

Sector	% Gain (Loss) of Partnership Capital
Currencies	(1.06)%
Energies	(2.02)%
Grains	0.24%
Interest rates	4.25%
Livestock	(0.03)%
Metals	(0.34)%
Softs	0.03%
Stock indices	0.48%

Trading Gain	1.55%

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

An unexpectedly dovish pivot by global central banks—especially the Federal Reserve (the “Fed”) and European Central Bank, indications of slowing growth globally, slackening inflation pressures in Europe, China and the U.S. and persistent uncertainties around Brexit and U.S.-

China trade negotiations supported demand for government fixed income investments. Against this backdrop, long positions in German, French, Italian, British, and Australian interest rate futures were profitable. A long position in the U.S. bond futures added to the sector gains. On the other hand, short positions in U.S. 2-, 5-, and 10-year note futures, short–term Eurodollar futures and Canadian futures resulted in partially offsetting losses.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedules of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2020 and December 31, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2020, February 1, 2020 and March 1, 2020, the Partnership sold Interests to new and existing limited partners of $200,000, $2,000,000 and $1,500,000, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2020:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2020	$ (800,700)	$ (228,671)	$ (1,029,371)
February 29, 2020	(269,297)	(13,621)	(282,918)
March 31, 2020	(4,195,359)	(352,000)	(4,547,359)
Total	$ (5,265,356)	$ (594,292)	$ (5,859,648)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

The following exhibits are included herewith:

31.01	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02	Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03	Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Operating Officer
31.04	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certification of Co-Chief Executive Officer
32.02	Section 1350 Certification of Co-Chief Executive Officer
32.03	Section 1350 Certification of President and Chief Operating Officer
32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2020		(Principal Accounting Officer)