Form 10-Q
period 2020-06-30
NESTOR PARTNERS
filed 2020-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2020

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
For the three and six months ended June 30, 2020 and 2019 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2020 (unaudited) and December 31, 2019
(b) For the three and six months ended June 30, 2020 and 2019 (unaudited)
(c) For the six months ended June 30, 2020 and 2019 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $9,986,733 and $19,948,217)	$10,032,348	$19,975,068
Net unrealized appreciation on open futures and forward
currency contracts	854,982	1,097,472
Due from brokers, net	3,634,241	3,607,012
Cash denominated in foreign currencies (cost $4,316,434
and $7,806,800)	4,279,021	7,931,930

Total equity in trading accounts	18,800,592	32,611,482

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $101,987,887 and $113,491,358)	102,181,312	113,585,567

CASH AND CASH EQUIVALENTS	8,947,580	14,111,142

ACCRUED INTEREST RECEIVABLE	454,993	587,875

TOTAL	$130,384,477	$160,896,066

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$200,000
Net unrealized depreciation on open futures and forward
currency contracts	192,485	1,196,064
Accrued brokerage fees	217,290	263,485
Due to brokers, net	1,496,377	1,312,296
Accrued expenses	145,701	50,218
Capital withdrawals payable to Limited Partners	1,717,939	1,890,293
Capital withdrawals payable to General Partner	-	1,056,135
Other liabilities	-	625

Total liabilities	3,769,792	5,969,116

PARTNERS' CAPITAL	126,614,685	154,926,950

TOTAL	$130,384,477	$160,896,066

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2020 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.04%	$49,652
Grains	0.13	166,700
Interest rates:
2 Year U.S. Treasury Note (69 contracts, settlement date September 2020)	0.01	9,852
5 Year U.S. Treasury Note (152 contracts, settlement date September 2020)	0.02	22,156
10 Year U.S. Treasury Note (61 contracts, settlement date September 2020)	0.01	14,906
30 Year U.S. Treasury Bond (25 contracts, settlement date September 2020)	0.02	27,531
Other	0.59	747,078

Total interest rates	0.65	821,523

Livestock	(0.00)	(910)
Metals	0.41	518,130
Softs	(0.02)	(21,111)
Stock indices	0.22	283,767

Total long futures contracts	1.43	1,817,751

Short futures contracts:
Energies	(0.04)	(56,380)
Grains	(0.03)	(37,434)
Interest rates	0.00	937
Livestock	(0.00)	(350)
Metals	(0.77)	(967,690)
Softs	(0.00)	(6,088)
Stock indices	0.08	104,236

Total short futures contracts	(0.76)	(962,769)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.67	854,982
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.78)	(984,335)
Total short forward currency contracts	0.63	791,850

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.15)	(192,485)

TOTAL	0.52%	$662,497

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2020 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$37,470,000	U.S. Treasury notes, 1.500%, 08/15/2020	29.65%	$37,535,866
37,270,000	U.S. Treasury notes, 1.750%, 11/15/2020	29.61	37,492,746
8,070,000	U.S. Treasury notes, 2.250%, 02/15/2021	6.46	8,175,446
28,400,000	U.S. Treasury notes, 2.625%, 05/15/2021	22.91	29,009,602

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $111,974,620)	88.63%	$112,213,660

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2019

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$233,986
Grains	0.01	16,758
Interest rates:
2 Year U.S. Treasury Note (53 contracts, settlement date March 2020)	0.00	1,969
5 Year U.S. Treasury Note (109 contracts, settlement date March 2020)	0.00	234
Other	(0.04)	(60,448)

Total interest rates	(0.04)	(58,245)

Livestock	(0.00)	(140)
Metals	0.26	387,297
Softs	0.01	14,340
Stock indices	0.04	67,406

Total long futures contracts	0.43	661,402

Short futures contracts:
Energies	0.05	78,150
Grains	(0.13)	(204,537)
Interest rates:
10 Year U.S. Treasury Note (138 contracts, settlement date March 2020)	0.00	5,656
Other	0.29	447,152

Total interest rates	0.29	452,808

Metals	(0.06)	(92,291)
Softs	(0.01)	(18,063)
Stock indices	0.14	220,003

Total short futures contracts	0.28	436,070

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.71	1,097,472
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.87	2,893,213
Total short forward currency contracts	(2.64)	(4,089,277)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.77)	(1,196,064)

TOTAL	(0.06)%	$(98,592)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2019

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$47,270,000	U.S. Treasury notes, 1.375%, 02/15/2020	30.50%	$47,258,921
39,370,000	U.S. Treasury notes, 1.500%, 05/15/2020	25.41	39,359,235
46,970,000	U.S. Treasury notes, 1.500%, 08/15/2020	30.30	46,942,479

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $133,439,575)	86.21%	$133,560,635

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	June 30, 2020	June 30, 2019
INVESTMENT INCOME:
Interest income	$376,269	$951,636

EXPENSES:
Brokerage fees	759,960	996,197
Administrative expenses	91,829	70,000
Custody fees and other expenses	6,434	7,302
Total expenses	858,223	1,073,499

NET INVESTMENT LOSS	(481,954)	(121,863)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,798,704	1,024,485
Foreign exchange transactions	(508)	(65,717)
Net change in unrealized:
Futures and forward currency contracts	(3,264,545)	(633,051)
Foreign exchange translation	33,936	108,866
Net gains (losses) from U.S. Treasury notes:
Realized	9,666	3,025
Net change in unrealized	(403,222)	195,324
Total net realized and unrealized gains	3,174,031	632,932

NET INCOME	2,692,077	511,069
LESS PROFIT SHARE TO GENERAL PARTNER	-	12,890
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$2,692,077	$498,179

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the six months ended
	June 30, 2020	June 30, 2019
INVESTMENT INCOME:
Interest income	$1,019,762	$1,860,159

EXPENSES:
Brokerage fees	1,639,556	1,995,149
Administrative expenses	188,087	140,000
Custody fees and other expenses	13,429	14,737

Total expenses	1,841,072	2,149,886

NET INVESTMENT LOSS	(821,310)	(289,727)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(23,239,263)	6,614,075
Foreign exchange transactions	(157,412)	(101,787)
Net change in unrealized:
Futures and forward currency contracts	761,089	(3,656,975)
Foreign exchange translation	(162,543)	59,265
Net gains from U.S. Treasury notes:
Realized	103,328	11,269
Net change in unrealized	117,980	317,904

Total net realized and unrealized gains (losses)	(22,576,821)	3,243,751

NET INCOME (LOSS)	(23,398,131)	2,954,024
LESS PROFIT SHARE TO GENERAL PARTNER	60	230,607
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(23,398,191)	$2,723,417

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the six months ended June 30, 2020:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2020	$87,909,416	$64,314,240	$-	$2,703,294	$154,926,950
Contributions	3,710,000	-	60	-	3,710,060
Withdrawals	(7,250,577)	(1,373,557)	-	-	(8,624,134)
Net loss	(13,944,648)	(9,074,835)	(9)	(378,639)	(23,398,131)
General Partner's allocation:
New Profit-Accrued	(60)	-	-	-	(60)
PARTNERS' CAPITAL-
June 30, 2020	$70,424,131	$53,865,848	$51	$2,324,655	$126,614,685

For the six months ended June 30, 2019:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2019	$96,830,015	$65,627,045	$-	$2,464,556	$164,921,616
Contributions	2,617,000	-	3,836	-	2,620,836
Withdrawals	(11,798,367)	(5,074,170)	-	-	(16,872,537)
Net income (loss)	1,150,972	1,728,196	(13)	74,869	2,954,024
General Partner's allocation:
New Profit-Accrued	(230,607)	-	-	-	(230,607)
PARTNERS' CAPITAL-
June 30, 2019	$88,569,013	$62,281,071	$3,823	$2,539,425	$153,393,332

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30, 2020 and 2019	Limited Partners		Special Limited Partners
	2020	2019	2020	2019

Ratios to average capital:
Net investment income (loss) (a)	(2.75)%	(1.50)%	0.20%	1.40%

Total expenses (a)	3.93%	3.89%	0.97%	0.98%
Profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total expenses and profit share allocation	3.93%	3.90%	0.97%	0.98%

Total return before profit share allocation (b)	1.81%	0.08%	2.56%	0.83%
Less: profit share allocation (b)	0.00%	0.01%	0.00%	0.00%
Total return after profit share allocation	1.81%	0.07%	2.56%	0.83%

(a) annualized
(b) not annualized

For the six months ended June 30, 2020 and 2019	Limited Partners		Special Limited Partners
	2020	2019	2020	2019

Ratios to average capital:
Net investment income (loss) (a)	(2.46)%	(1.56)%	0.45%	1.36%

Total expenses (a)	3.95%	3.88%	1.03%	0.95%
Profit share allocation (b)	0.00%	0.24%	0.00%	0.00%
Total expenses and profit share allocation	3.95%	4.12%	1.03%	0.95%

Total return before profit share allocation (b)	(15.38)%	1.35%	(14.14)%	2.86%
Less: profit share allocation (b)	0.00%	0.24%	0.00%	0.00%
Total return after profit share allocation	(15.38)%	1.11%	(14.14)%	2.86%

(a) annualized
(b) not annualized

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2020 (unaudited) and December 31, 2019  (audited) and the results of its operations for the three and six months ended June 30, 2020 and 2019 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

2. FAIR VALUE

The Fair Value Measurement topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three and six months ended June 30, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2020 and December 31, 2019 in valuing the Partnership’s investments at fair value. At June 30, 2020 and December 31, 2019, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of June 30, 2020

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$112,213,660	$-	$112,213,660
Short-Term Money Market Fund*	8,697,580	-	8,697,580
Exchange-Traded Futures Contracts
Energies	(6,728)	-	(6,728)
Grains	129,266	-	129,266
Interest rates	822,460	-	822,460
Livestock	(1,260)	-	(1,260)
Metals	(449,560)	-	(449,560)
Softs	(27,199)	-	(27,199)
Stock indices	388,003	-	388,003

Total exchange-traded futures contracts	854,982	-	854,982

Over-the-Counter Forward Currency Contracts	-	(192,485)	(192,485)

Total futures and forward currency contracts (2)	854,982	(192,485)	662,497

Total financial assets and liabilities at fair value	$121,766,222	$(192,485)	$121,573,737

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$10,032,348
Investments in U.S. Treasury notes			102,181,312
Total investments in U.S. Treasury notes			$112,213,660

(2)
Net unrealized appreciation on open futures and forward currency contracts			$854,982
Net unrealized depreciation on open futures and forward currency contracts			(192,485)
Total net unrealized appreciation on open futures and forward currency contracts			$662,497

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$133,560,635	$-	$133,560,635
Short-Term Money Market Fund*	13,861,142	-	13,861,142
Exchange-Traded Futures Contracts
Energies	312,136	-	312,136
Grains	(187,779)	-	(187,779)
Interest rates	394,563	-	394,563
Livestock	(140)	-	(140)
Metals	295,006	-	295,006
Softs	(3,723)	-	(3,723)
Stock indices	287,409	-	287,409

Total exchange-traded futures contracts	1,097,472	-	1,097,472

Over-the-Counter Forward Currency Contracts	-	(1,196,064)	(1,196,064)

Total futures and forward currency contracts (2)	1,097,472	(1,196,064)	(98,592)

Total financial assets and liabilities at fair value	$148,519,249	$(1,196,064)	$147,323,185

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,975,068
Investments in U.S. Treasury notes			113,585,567
Total investments in U.S. Treasury notes			$133,560,635

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,097,472
Net unrealized depreciation on open futures and forward currency contracts			(1,196,064)
Total net unrealized depreciation on open futures and forward currency contracts			$(98,592)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2020, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$76,722	$(27,070)	$42,300	$(98,680)	$(6,728)
Grains	168,350	(1,650)	1,157	(38,591)	129,266
Interest rates	878,747	(57,224)	1,222	(285)	822,460
Livestock	820	(1,730)	-	(350)	(1,260)
Metals	539,751	(21,621)	2,820	(970,510)	(449,560)
Softs	6,919	(28,030)	-	(6,088)	(27,199)
Stock indices	313,320	(29,553)	126,994	(22,758)	388,003
Total futures contracts	1,984,629	(166,878)	174,493	(1,137,262)	854,982

Forward currency contracts	679,458	(1,663,793)	1,358,573	(566,723)	(192,485)

Total futures and
forward currency contracts	$2,664,087	$(1,830,671)	$1,533,066	$(1,703,985)	$662,497

Fair Value of Futures and Forward Currency Contracts at December 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$340,590	$(106,604)	$79,540	$(1,390)	$312,136
Grains	19,178	(2,420)	5,688	(210,225)	(187,779)
Interest rates	15,841	(74,086)	562,011	(109,203)	394,563
Livestock	-	(140)	-	-	(140)
Metals	643,619	(256,322)	286,283	(378,574)	295,006
Softs	15,605	(1,265)	6,852	(24,915)	(3,723)
Stock indices	360,698	(293,292)	250,607	(30,604)	287,409
Total futures contracts	1,395,531	(734,129)	1,190,981	(754,911)	1,097,472

Forward currency contracts	3,441,103	(547,890)	503,584	(4,592,861)	(1,196,064)

Total futures and
forward currency contracts	$4,836,634	$(1,282,019)	$1,694,565	$(5,347,772)	$(98,592)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2020 and 2019

Sector	Three months ended: June 30, 2020	Three months ended: June 30, 2019	Six months ended: June 30, 2020	Six months ended: June 30, 2019

Futures contracts:
Energies	$(2,236,235)	$(1,049,986)	$4,989,304	$(4,340,484)
Grains	280,667	903,414	819,571	1,324,165
Interest rates	1,860,198	907,085	(634,748)	7,780,770
Livestock	(18,890)	215,360	265,120	210,410
Metals	(366,924)	65,420	(426,901)	(473,715)
Softs	(257,006)	(144,759)	(255,472)	(79,753)
Stock indices	3,598,235	(183,135)	(28,814,853)	536,551

Total futures contracts	2,860,045	713,399	(24,057,979)	4,957,944

Forward currency contracts	674,114	(321,965)	1,579,805	(2,000,844)

Total futures and
forward currency contracts	$3,534,159	$391,434	$(22,478,174)	$2,957,100

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2020 and 2019 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2020 and 2019 was approximately $137,000,000 and $161,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2020 and 2019

	2020		2019
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$10,894,122	$7,052,201	$8,715,389	$21,243,773
Grains	2,915,933	4,807,045	2,708,704	8,729,568
Interest rates	145,964,175	72,365,293	211,918,524	117,938,548
Livestock	197,170	6,537	340,200	617,817
Metals	12,006,013	3,073,785	642,773	11,524,551
Softs	1,026,203	1,226,488	248,158	3,406,558
Stock indices	52,453,340	13,442,685	59,655,173	43,560,034

Total futures contracts	225,456,956	101,974,034	284,228,921	207,020,849

Forward currency contracts	28,940,539	28,569,448	37,789,022	65,408,187

Total futures and
forward currency contracts	$254,397,495	$130,543,482	$322,017,943	$272,429,036

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2020 and 2019. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.), as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”),  give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2020 and December 31, 2019.

Offsetting derivative assets and liabilities at June 30, 2020

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$598,639	$(126,008)	$472,631
Counterparty I	1,183,078	(1,038,518)	144,560
Counterparty J	377,405	(139,614)	237,791

Total assets	$2,159,122	$(1,304,140)	$854,982

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,119,433	$(1,090,449)	$28,984
Counterparty K	1,111,083	(947,582)	163,501

Total liabilities	$2,230,516	$(2,038,031)	$192,485

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$472,631	$-	$(472,631)	$-
Counterparty I	144,560	-	(144,560)	-
Counterparty J	237,791	-	(237,791)	-

Total	$854,982	$-	$(854,982)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$28,984	$-	$(28,984)	$-
Counterparty K	163,501	-	(163,501)	-

Total	$192,485	$-	$(192,485)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2020.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2020.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $6,776,551 and $10,942,019 at June 30, 2020 and December 31, 2019, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2020 and 2019. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2020	2019
Profit share earned	$-	$3,836
Reversal of profit share (1)	-	(217,717)
Profit share accrued	-	226,771
Total profit share	$-	$12,890

	Six months ended:
	June 30,	June 30,
	2020	2019
Profit share earned	$60	$3,836
Profit share accrued	-	226,771
Total profit share	$60	$230,607

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2020 and December 31, 2019,  $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2020 to August 13, 2020, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

The Partnership’s assets are generally held as cash or cash equivalents, including short-term U.S. government obligations, which are used to margin the Partnership’s futures, forward and spot currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures, forward and spot trading, the Partnership’s assets are highly liquid and are expected to remain so.

During its operations for the three and six months ended June 30, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2020

Month Ended:		Total Partners' Capital

June 30, 2020		$126,614,685
March 31, 2020		126,677,094
December 31, 2019		154,926,950

	Three Months ended	Six Months ended
Change in Partners' Capital	$(62,409)	$(28,312,265)
Percent Change	(0.05)%	(18.27)%

THREE MONTHS ENDED JUNE 30, 2020

The decrease in the Partnership’s net assets of $62,409 was attributable to withdrawals of $2,764,486, which were partially offset by contributions of $10,000 and net income after profit share of $2,692,077.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2020 decreased $236,237 relative to the corresponding period in 2019.  This decrease was due to a decrease in average net assets of the Partnership during the three months ended June 30, 2020, relative to the corresponding period in 2019.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2020 decreased $575,367 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in average net assets during the three months ended June 30, 2020 relative to the corresponding period in 2019.

During the three months ended June 30, 2020, the Partnership experienced net realized and unrealized gains of $3,174,031 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $759,960, administrative expenses of $91,829, custody fees and other expenses of $6,434 were incurred.  The Partnership’s gains achieved from trading operations, in addition to interest income of $376,269, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $2,692,077. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	0.53%
Energies	(1.72)%
Grains	0.22%
Interest rates	1.47%
Livestock	(0.02)%
Metals	(0.28)%
Softs	(0.19)%
Stock indices	2.83%

Trading Gain	2.84%

SIX MONTHS ENDED JUNE 30, 2020

The decrease in the Partnership’s net assets of $28,312,265 was attributable to withdrawals of $8,624,134 and net loss after profit share of $23,398,191, which were partially offset by contributions of $3,710,060.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2020 decreased $355,593 relative to the corresponding period in 2019.  This decrease was due to a decrease in average net assets of the Partnership during the six months ended June 30, 2020, relative to the corresponding period in 2019.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2020 decreased $840,397 relative to the corresponding period in 2019.  This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in average net assets during the six months ended June 30, 2020 relative to the corresponding period in 2019.

During the six months ended June 30, 2020,  the Partnership experienced net realized and unrealized losses of $22,576,821 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,639,556, administrative expenses of $188,087, custody fees and other expenses of $13,429 and accrued profit share to the General Partner of $60 were incurred. Interest income of $1,019,762 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $23,398,191. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.10%
Energies	3.01%
Grains	0.53%
Interest rates	(0.31)%
Livestock	0.13%
Metals	(0.36)%
Softs	(0.21)%
Stock indices	(18.36)%

Trading Loss	(14.47)%

MANAGEMENT DISCUSSION –2020

Three months ended June 30, 2020

The Partnership was profitable in the second quarter as gains from long equity and interest rate futures positions and from trading currency forwards and grain futures outdistanced losses from trading energy, metal and soft commodity futures.

The sentiment of equity market participants improved continuously throughout the quarter in response to a steady stream of aggressive monetary and fiscal policy actions from global authorities—especially in the U.S.; surprising improvements in economic activity as economies cautiously reopened; and sporadic encouraging news concerning COVID-19 therapies and vaccines. But this overall attitude improvement was muted periodically-- and especially during the second half of June—by: evidence of new COVID-19 hotspots such as Beijing, Germany, Australia, EM and several U.S. states; the statistical reports on growth and unemployment; and the expanding tensions between the U.S. (and other western countries) and China. Long positions in U.S. equity futures were particularly profitable, although long positions in German, French, Dutch, Chinese, Taiwanese and Korean stock futures added to the gains. A short U.K. FTSE position and trading of the Canadian equity future were also profitable, as was a short VIX trade in May. On the other hand, short positions in Japanese, Australian, Italian and Spanish equity futures and trading of the EAFE and emerging market index futures posted partially offsetting losses.

Long interest rate futures positions were profitable during the quarter. Strongly accommodative monetary policies, a plunge in global growth, and disinflationary impulses worldwide restrained interest rates across yield curves. Safe haven buying of government securities also placed downward pressure on rates. Not even the extraordinary fiscal policy efforts leading to unprecedentedly large deficits and debt/GDP levels across the globe were able to boost borrowing cost more than temporarily. Long positions in U.S., Canadian, German, French, Italian and British interest rate futures were profitable, while a long Japanese government bond future position was unprofitable.

The U.S. dollar traded in a narrow range from the start of April until mid-May, fell about 5% into early June and edged up a bit into the end of the quarter,  and long euro and Swiss franc positions versus the U.S. dollar were profitable. Long positions in high yielding Polish and South African currencies relative to the U.S. dollar also produced gains. A long New Zealand dollar trade was profitable against a supportive domestic backdrop that has seen the New Zealand government announce a complete end to COVID-19 restrictions due to the virtual eradication of the virus in the country. Trading the U.S. currency against the Brazilian real, Singapore dollar and Turkish lira was also profitable during the quarter. On the other hand, the Aussie dollar, which had fallen sharply during the first quarter of 2020, rebounded in April and a short position was unprofitable. Long U.S. dollar trades versus the currencies of Norway, Chile and Colombia were also unprofitable.

Ample grain supplies globally continue to weigh on prices and short wheat positions and trading of corn were profitable in June. A reduction in demand for corn to make ethanol pushed stockpiles higher. Meanwhile, trading of the soybean complex was slightly unprofitable.

Energy markets were buffeted by conflicting forces during the second quarter. On the one hand, the massive COVID-19 demand shock saw a collapse of WTI prices from near $61/barrel at the start of 2020 to only $12/barrel near the end of April—having actually fallen briefly below zero in mid-April. On the other hand, supply reductions from The Organization of the Petroleum Exporting Countries (“OPEC”) via agreements and from non-OPEC producers in response to plunging market prices helped prices to recover sharply in May and June to around $40/barrel, as market participants were encouraged by signs of economic reopening. Overall, losses from trading WTI crude, Brent crude, RBOB gasoline and heating oil outpaced a small profit from a short natural gas trade.

Copper prices, which had fallen sharply earlier this year, rebounded during the quarter among a weaker U.S. dollar and encouraging signs of economic reopening, particularly from Asia, and the Partnership’s short copper positions were unprofitable. Short positions in other industrial metals—aluminum, nickel, zinc, and platinum—also registered losses and were reduced or reversed. The Partnership saw a gain on a long gold position in April. Trading of silver was also fractionally profitable.

Finally, trading of sugar and cotton futures were each slightly unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2020.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell interests at the beginning of each calendar month.  On May 1, 2020, the Partnership sold Interests to new and existing limited partners of $10,000. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2020:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2020	$ (86,015)	$ (12,924)	$ (98,939)
May 31, 2020	(931,376)	(16,232)	(947,608)
June 30, 2020	(967,830)	(750,109)	(1,717,939)
Total	$ (1,985,221)	$ (779,265)	$ (2,764,486)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2020		(Principal Accounting Officer)