Form 10-Q
period 2020-09-30
NESTOR PARTNERS
filed 2020-11-12
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2020

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
For the three and nine months ended September 30, 2020 and 2019 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2020 (unaudited) and December 31, 2019
(b) For the three and nine months ended September 30, 2020 and 2019 (unaudited)
(c) For the nine months ended September 30, 2020 and 2019 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $12,600,582 and $19,948,217)	$12,619,922	$19,975,068
Net unrealized appreciation on open futures and forward
currency contracts	1,759,588	1,097,472
Due from brokers, net	6,194,083	3,607,012
Cash denominated in foreign currencies (cost $5,265,083
and $7,806,800)	5,301,187	7,931,930

Total equity in trading accounts	25,874,780	32,611,482

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $90,592,939 and $113,491,358)	90,620,937	113,585,567

CASH AND CASH EQUIVALENTS	9,592,913	14,111,142

ACCRUED INTEREST RECEIVABLE	612,229	587,875

TOTAL	$126,700,859	$160,896,066

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$200,000
Net unrealized depreciation on open futures and forward
currency contracts	2,436	1,196,064
Accrued brokerage fees	204,923	263,485
Due to brokers, net	1,208,975	1,312,296
Accrued expenses	163,274	50,218
Capital withdrawals payable to Limited Partners	2,569,841	1,890,293
Capital withdrawals payable to General Partner	-	1,056,135
Accrued profit share	42	-
Other liabilities	-	625

Total liabilities	4,149,491	5,969,116

PARTNERS' CAPITAL	122,551,368	154,926,950

TOTAL	$126,700,859	$160,896,066

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2020 (UNAUDITED)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	0.01%	$6,797
Grains	0.16	194,900
Interest rates:
2 Year U.S. Treasury Note (151 contracts, settlement date December 2020)	0.00	4,914
10 Year U.S. Treasury Note (191 contracts, settlement date December 2020)	0.00	3,109
30 Year U.S. Treasury Bond (49 contracts, settlement date December 2020)	0.00	500
Other	0.55	676,101

Total interest rates	0.55	684,624

Livestock	0.00	5,310
Metals	(0.00)	(3,099)
Softs	0.02	18,936
Stock indices	0.13	154,159

Total long futures contracts	0.87	1,061,627

Short futures contracts:
Energies	0.02	28,523
Grains	(0.14)	(175,701)
Interest rates	(0.00)	(970)
Livestock	(0.01)	(7,960)
Metals	0.03	34,156
Softs	0.01	14,330
Stock indices	0.03	35,812

Total short futures contracts	(0.06)	(71,810)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.81	989,817
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.96)	(1,181,525)
Total short forward currency contracts	1.59	1,948,860

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.63	767,335

TOTAL	1.44%	$1,757,152

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2020 (UNAUDITED)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$28,070,000	U.S. Treasury notes, 1.750%, 11/15/2020	22.95%	$28,128,662
21,070,000	U.S. Treasury notes, 2.250%, 02/15/2021	17.33	21,238,313
28,400,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.54	28,843,750
24,470,000	U.S. Treasury notes, 2.750%, 08/15/2021	20.42	25,030,134

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $103,193,521)	84.24%	$103,240,859

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2019

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.15%	$233,986
Grains	0.01	16,758
Interest rates:
2 Year U.S. Treasury Note (53 contracts, settlement date March 2020)	0.00	1,969
5 Year U.S. Treasury Note (109 contracts, settlement date March 2020)	0.00	234
Other	(0.04)	(60,448)

Total interest rates	(0.04)	(58,245)

Livestock	(0.00)	(140)
Metals	0.26	387,297
Softs	0.01	14,340
Stock indices	0.04	67,406

Total long futures contracts	0.43	661,402

Short futures contracts:
Energies	0.05	78,150
Grains	(0.13)	(204,537)
Interest rates:
10 Year U.S. Treasury Note (138 contracts, settlement date March 2020)	0.00	5,656
Other	0.29	447,152

Total interest rates	0.29	452,808

Metals	(0.06)	(92,291)
Softs	(0.01)	(18,063)
Stock indices	0.14	220,003

Total short futures contracts	0.28	436,070

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.71	1,097,472
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.87	2,893,213
Total short forward currency contracts	(2.64)	(4,089,277)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.77)	(1,196,064)

TOTAL	(0.06)%	$(98,592)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2019

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$47,270,000	U.S. Treasury notes, 1.375%, 02/15/2020	30.50%	$47,258,921
39,370,000	U.S. Treasury notes, 1.500%, 05/15/2020	25.41	39,359,235
46,970,000	U.S. Treasury notes, 1.500%, 08/15/2020	30.30	46,942,479

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $133,439,575)	86.21%	$133,560,635

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the three months ended
	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest income	$210,841	$861,532

EXPENSES:
Brokerage fees	744,419	946,525
Administrative expenses	93,875	70,000
Custody fees and other expenses	6,348	6,842
Total expenses	844,642	1,023,367

NET INVESTMENT LOSS	(633,801)	(161,835)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	3,735,492	2,583,678
Foreign exchange transactions	70,820	(93,940)
Net change in unrealized:
Futures and forward currency contracts	1,094,655	(845,339)
Foreign exchange translation	73,517	(106,944)
Net gains (losses) from U.S. Treasury notes:
Realized	16,885	17,678
Net change in unrealized	(191,702)	(82,839)
Total net realized and unrealized gains	4,799,667	1,472,294

NET INCOME	4,165,866	1,310,459
LESS PROFIT SHARE TO GENERAL PARTNER	42	98,296
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$4,165,824	$1,212,163

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (UNAUDITED)

	For the nine months ended
	September 30, 2020	September 30, 2019
INVESTMENT INCOME:
Interest income	$1,230,603	$2,721,691

EXPENSES:
Brokerage fees	2,383,975	2,941,674
Administrative expenses	281,962	210,000
Custody fees and other expenses	19,777	21,579

Total expenses	2,685,714	3,173,253

NET INVESTMENT LOSS	(1,455,111)	(451,562)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(19,503,771)	9,197,753
Foreign exchange transactions	(86,592)	(195,727)
Net change in unrealized:
Futures and forward currency contracts	1,855,744	(4,502,314)
Foreign exchange translation	(89,026)	(47,679)
Net gains (losses) from U.S. Treasury notes:
Realized	120,213	28,947
Net change in unrealized	(73,722)	235,065

Total net realized and unrealized gains (losses)	(17,777,154)	4,716,045

NET INCOME (LOSS)	(19,232,265)	4,264,483
LESS PROFIT SHARE TO GENERAL PARTNER	102	328,903
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(19,232,367)	$3,935,580

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (UNAUDITED)

For the nine months ended September 30, 2020:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2020	$87,909,416	$64,314,240	$-	$2,703,294	$154,926,950
Contributions	3,750,000	-	60	-	3,750,060
Withdrawals	(14,889,984)	(2,003,291)	-	-	(16,893,275)
Net loss	(11,896,502)	(7,046,634)	(7)	(289,122)	(19,232,265)
General Partner's allocation:
New Profit-Accrued	(102)	-	-	-	(102)
PARTNERS' CAPITAL-
September 30, 2020	$64,872,828	$55,264,315	$53	$2,414,172	$122,551,368

For the nine months ended September 30, 2019:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2019	$96,830,015	$65,627,045	$-	$2,464,556	$164,921,616
Contributions	4,097,000	-	10,702	-	4,107,702
Withdrawals	(15,309,775)	(5,202,549)	-	-	(20,512,324)
Net income (loss)	1,627,666	2,527,186	(7)	109,638	4,264,483
General Partner's allocation:
New Profit-Accrued	(328,903)	-	-	-	(328,903)
PARTNERS' CAPITAL-
September 30, 2019	$86,916,003	$62,951,682	$10,695	$2,574,194	$152,452,574

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (UNAUDITED)

For the three months ended September 30, 2020 and 2019	Limited Partners		Special Limited Partners
	2020	2019	2020	2019

Ratios to average capital:
Net investment income (loss) (a)	(3.28)%	(1.63)%	(0.34)%	1.20%

Total expenses (a)	3.95%	3.87%	1.00%	1.02%
Profit share allocation (b) (c)	0.00%	0.11%	0.00%	0.00%
Total expenses and profit share allocation	3.95%	3.98%	1.00%	1.02%

Total return before profit share allocation (b)	3.01%	0.57%	3.78%	1.28%
Less: profit share allocation (b)	0.00%	0.11%	0.00%	0.00%
Total return after profit share allocation	3.01%	0.46%	3.78%	1.28%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the nine months ended September 30, 2020 and 2019	Limited Partners		Special Limited Partners
	2020	2019	2020	2019

Ratios to average capital:
Net investment income (loss) (a)	(2.71)%	(1.58)%	0.18%	1.32%

Total expenses (a)	3.95%	3.87%	1.03%	0.96%
Profit share allocation (b)	0.00%	0.35%	0.00%	0.00%
Total expenses and profit share allocation	3.95%	4.22%	1.03%	0.96%

Total return before profit share allocation (b)	(12.83)%	1.92%	(10.90)%	4.18%
Less: profit share allocation (b)	0.00%	0.35%	0.00%	0.00%
Total return after profit share allocation	(12.83)%	1.57%	(10.90)%	4.18%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2020 (unaudited) and December 31, 2019 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of December 31, 2019.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2016 to 2019, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

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

2. FAIR VALUE

Fair Value Measurement (Topic 820) of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three and nine months ended September 30, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2020 and December 31, 2019 in valuing the Partnership’s investments at fair value. At September 30, 2020 and December 31, 2019, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of September 30, 2020

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$103,240,859	$-	$103,240,859
Short-Term Money Market Fund*	9,342,913	-	9,342,913
Exchange-Traded Futures Contracts
Energies	35,320	-	35,320
Grains	19,199	-	19,199
Interest rates	683,654	-	683,654
Livestock	(2,650)	-	(2,650)
Metals	31,057	-	31,057
Softs	33,266	-	33,266
Stock indices	189,971	-	189,971

Total exchange-traded futures contracts	989,817	-	989,817

Over-the-Counter Forward Currency Contracts	-	767,335	767,335

Total futures and forward currency contracts (2)	989,817	767,335	1,757,152

Total financial assets and liabilities at fair value	$113,573,589	$767,335	$114,340,924

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$12,619,922
Investments in U.S. Treasury notes			90,620,937
Total investments in U.S. Treasury notes			$103,240,859

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,759,588
Net unrealized depreciation on open futures and forward currency contracts			(2,436)
Total net unrealized appreciation on open futures and forward currency contracts			$1,757,152

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2019

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$133,560,635	$-	$133,560,635
Short-Term Money Market Fund*	13,861,142	-	13,861,142
Exchange-Traded Futures Contracts
Energies	312,136	-	312,136
Grains	(187,779)	-	(187,779)
Interest rates	394,563	-	394,563
Livestock	(140)	-	(140)
Metals	295,006	-	295,006
Softs	(3,723)	-	(3,723)
Stock indices	287,409	-	287,409

Total exchange-traded futures contracts	1,097,472	-	1,097,472

Over-the-Counter Forward Currency Contracts	-	(1,196,064)	(1,196,064)

Total futures and forward currency contracts (2)	1,097,472	(1,196,064)	(98,592)

Total financial assets and liabilities at fair value	$148,519,249	$(1,196,064)	$147,323,185

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,975,068
Investments in U.S. Treasury notes			113,585,567
Total investments in U.S. Treasury notes			$133,560,635

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,097,472
Net unrealized depreciation on open futures and forward currency contracts			(1,196,064)
Total net unrealized depreciation on open futures and forward currency contracts			$(98,592)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3. DERIVATIVE INSTRUMENTS

Derivatives and Hedging (Topic 815) of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions, and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2020, by market sector:

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

Derivatives and Hedging (Topic 815) of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in an asset position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair values of futures and forward currency contracts in a liability position by counterparty are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.” The Partnership’s policy regarding fair value measurement is discussed in the Fair Value note, contained herein.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2020 and December 31, 2019. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$12,007	$(5,210)	$52,520	$(23,997)	$35,320
Grains	207,685	(12,785)	3,762	(179,463)	19,199
Interest rates	904,356	(219,732)	725	(1,695)	683,654
Livestock	5,310	-	1,580	(9,540)	(2,650)
Metals	259,152	(262,251)	157,360	(123,204)	31,057
Softs	24,227	(5,291)	14,450	(120)	33,266
Stock indices	384,001	(229,842)	47,326	(11,514)	189,971
Total futures contracts	1,796,738	(735,111)	277,723	(349,533)	989,817

Forward currency contracts	1,329,342	(2,510,867)	3,236,869	(1,288,009)	767,335

Total futures and
forward currency contracts	$3,126,080	$(3,245,978)	$3,514,592	$(1,637,542)	$1,757,152

Fair Value of Futures and Forward Currency Contracts at December 31, 2019

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$340,590	$(106,604)	$79,540	$(1,390)	$312,136
Grains	19,178	(2,420)	5,688	(210,225)	(187,779)
Interest rates	15,841	(74,086)	562,011	(109,203)	394,563
Livestock	-	(140)	-	-	(140)
Metals	643,619	(256,322)	286,283	(378,574)	295,006
Softs	15,605	(1,265)	6,852	(24,915)	(3,723)
Stock indices	360,698	(293,292)	250,607	(30,604)	287,409
Total futures contracts	1,395,531	(734,129)	1,190,981	(754,911)	1,097,472

Forward currency contracts	3,441,103	(547,890)	503,584	(4,592,861)	(1,196,064)

Total futures and
forward currency contracts	$4,836,634	$(1,282,019)	$1,694,565	$(5,347,772)	$(98,592)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2020 and 2019 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2020 and 2019

Sector	Three months ended: September 30, 2020	Three months ended: September 30, 2019	Nine months ended: September 30, 2020	Nine months ended: September 30, 2019

Futures contracts:
Energies	$593,366	$(2,659,402)	$5,582,670	$(6,999,886)
Grains	(435,375)	642,858	384,196	1,967,023
Interest rates	(1,813,422)	460,188	(2,448,170)	8,240,958
Livestock	56,980	(165,430)	322,100	44,980
Metals	548,309	(237,875)	121,408	(711,590)
Softs	(3,277)	285,979	(258,749)	206,226
Stock indices	3,842,827	3,024,190	(24,972,026)	3,560,741

Total futures contracts	2,789,408	1,350,508	(21,268,571)	6,308,452

Forward currency contracts	2,040,739	387,831	3,620,544	(1,613,013)

Total futures and
forward currency contracts	$4,830,147	$1,738,339	$(17,648,027)	$4,695,439

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2020 and 2019 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2020 and 2019 was approximately $134,000,000 and $159,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2020 and 2019

	2020		2019
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$8,911,277	$6,718,330	$10,710,588	$16,083,367
Grains	4,539,716	4,543,772	2,227,178	9,724,495
Interest rates	210,815,600	54,680,755	167,096,856	138,507,852
Livestock	155,158	139,923	320,490	717,053
Metals	13,333,707	2,316,727	2,054,703	9,688,499
Softs	1,190,563	1,040,801	186,119	3,815,158
Stock indices	56,641,598	11,141,806	62,999,353	39,500,771

Total futures contracts	295,587,619	80,582,114	245,595,287	218,037,195

Forward currency contracts	45,720,939	24,124,986	32,945,989	81,457,701

Total futures and
forward currency contracts	$341,308,558	$104,707,100	$278,541,276	$299,494,896

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2020 and 2019. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), SG Americas Securities, LLC., BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”),  give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2020 and December 31, 2019.

Offsetting derivative assets and liabilities at September 30, 2020

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$663,463	$(215,950)	$447,513
Counterparty J	504,819	(100,298)	404,521
Counterparty L	896,320	(756,101)	140,219
Total futures contracts	2,064,602	(1,072,349)	992,253

Forward currency contracts
Counterparty G	$2,131,073	$(1,958,943)	$172,130
Counterparty K	2,435,138	(1,839,933)	595,205
Total forward currency contracts	4,566,211	(3,798,876)	767,335

Total assets	$6,630,813	$(4,871,225)	$1,759,588

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty I	$12,295	$(9,859)	$2,436

Total liabilities	$12,295	$(9,859)	$2,436

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$447,513	$-	$(447,513)	$-
Counterparty G	172,130	-	-	172,130
Counterparty J	404,521	-	(404,521)	-
Counterparty K	595,205	-	-	595,205
Counterparty L	140,219	-	(140,219)	-

Total	$1,759,588	$-	$(992,253)	$767,335

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty I	$2,436	$-	$(2,436)	$-

Total	$2,436	$-	$(2,436)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2020.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2020.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $10,576,972 and $10,942,019 at September 30, 2020 and December 31, 2019, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2020 and 2019. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2020	2019
Profit share earned	$-	$6,866
Reversal of profit share (1)	-	(226,771)
Profit share accrued	42	318,201
Total profit share	$42	$98,296

	Nine months ended:
	September 30,	September 30,
	2020	2019
Profit share earned	$60	$10,702
Profit share accrued	42	318,201
Total profit share	$102	$328,903

(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2020 and December 31, 2019,  $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2020 to November 12, 2020, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2020

Month Ended:		Total Partners' Capital

September 30, 2020		$122,551,368
June 30, 2020		126,614,685
December 31, 2019		154,926,950

	Three Months ended	Nine Months ended
Change in Partners' Capital	$(4,063,317)	$(32,375,582)
Percent Change	(3.21)%	(20.90)%

THREE MONTHS ENDED SEPTEMBER 30, 2020

The decrease in the Partnership’s net assets of $4,063,317 was attributable to withdrawals of $8,269,141, which were partially offset by contributions of $40,000 and net income after profit share of $4,165,824.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended September 30, 2020 decreased $202,106 relative to the corresponding period in 2019.  This decrease was due to a decrease in average net assets of the Partnership during the three months ended September 30, 2020, relative to the corresponding period in 2019.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2020 decreased $650,691 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in average net assets during the three months ended September 30, 2020 relative to the corresponding period in 2019

During the three months ended September 30, 2020, the Partnership experienced net realized and unrealized gains of $4,799,667 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $744,419, administrative expenses of $93,875, custody fees and other expenses of $6,348 and accrued profit share to the General Partner of $42 were incurred.  The Partnership’s gains achieved from trading operations, in addition to interest income of $210,841, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $4,165,824. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.63%
Energies	0.50%
Grains	(0.34)%
Interest rates	(1.41)%
Livestock	0.04%
Metals	0.42%
Softs	0.00%
Stock indices	3.05%

Trading Gain	3.89%

NINE MONTHS ENDED SEPTEMBER 30, 2020

The decrease in the Partnership’s net assets of $32,375,582 was attributable to withdrawals of $16,893,275 and net loss after profit share of $19,232,367, which were partially offset by contributions of $3,750,060.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the nine months ended September 30, 2020 decreased $557,699 relative to the corresponding period in 2019.  This decrease was due to a decrease in average net assets of the Partnership during the nine months ended September 30, 2020, relative to the corresponding period in 2019.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2020 decreased $1,491,088 relative to the corresponding period in 2019.  This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in average net assets during the nine months ended September 30, 2020 relative to the corresponding period in 2019

During the nine months ended September 30, 2020,  the Partnership experienced net realized and unrealized losses of $17,777,154 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,383,975, administrative expenses of $281,962, custody fees and other expenses of $19,777 and accrued profit share to the General Partner of $102 were incurred. Interest income of $1,230,603 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $19,232,367. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	2.74%
Energies	3.53%
Grains	0.18%
Interest rates	(1.72)%
Livestock	0.16%
Metals	0.05%
Softs	(0.22)%
Stock indices	(15.87)%

Trading Loss	(11.15)%

MANAGEMENT DISCUSSION –2020

Three months ended September 30, 2020

The Partnership was profitable in the third quarter as gains from trading equity, energy and metal futures and currency forwards outpaced losses from trading interest rate and grain futures. Trading of soft commodity and livestock futures was nearly flat.

With global fiscal and monetary policy stances remaining accommodative, the economic rebound that commenced during the second half of the second quarter continued during July and August. By September, however, rising COVID-19 cases in many countries and ensuing restrictions, a tapering of fiscal support programs, uncertainty surrounding the upcoming U.S. presidential election, continued tensions between Beijing and Washington, and contentious Brexit talks led to a deceleration in economic momentum and increased turbulence in markets.

This economic environment, together with the fact that leading tech companies reported strong profits, was quite supportive of stock markets. Still, there were times when equities faced headwinds because of investors’ concerns about rising or elevated levels of coronavirus infections, the uneven pace of economic recovery and political risks. During the quarter, Millburn’s models successfully shifted between long and short positions. For example, both long and short positions in U.S. equity futures, especially for the NASDAQ, were profitable. Trading of the EAFE and emerging markets index futures were also profitable both long and short. Long positions in Chinese, Canadian, French, German and Swedish index futures added to the gains, as did short VIX and Spanish futures trades. On the other hand, short Japanese stock index futures positions, a long British futures position and trading of the Australian index future registered partially offsetting losses.

Throughout the quarter, crude oil prices traded in a $6 band around $40/barrel. Production control efforts from both The Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC producers and signs of economic reopening undergirded prices while the demand destruction from the COVID-19 pandemic restrained any upward impulse. Short positions in WTI crude oil, heating oil and London gasoil and trading of Brent crude oil were each fractionally profitable. A long RBOB gasoline position was also profitable in September. On the other hand, a short natural gas position posted a partially offsetting loss. Natural gas prices, after plumbing 10-year lows in the wake of the pandemic and a stubborn supply overhang, were boosted in August by strong cooling demand due to an extraordinarily hot summer in the U.S.; rising industrial demand as economies gradually emerged from lockdown; and from short covering as Hurricane Laura produced a surprise hit on critical natural gas export infrastructure.

For most of the quarter, a weaker U.S. dollar, low interest rates and safe haven demand affected the precious metals markets. Long gold and silver positions were profitable. Silver also benefitted from increased industrial demand. Short copper and aluminum positions registered partially offsetting losses in July and August, and in September, a modest U.S. dollar rebound and weakening economic activity weighed on metal prices. The Partnership experienced small losses on long silver, zinc and gold positions, further reducing the sector’s quarterly gain.

From late March into mid-September the U.S. dollar fell about 10% in volatile trading. The interest rate differential that had previously favored the U.S. dollar collapsed as the Federal Reserve (“Fed”) cut policy rates to near zero. Numerous other Fed programs, including expanded swap lines, reduced an emerging U.S. dollar shortage. The potential of the passage of a joint European fiscal program led to euro strength versus the U.S. dollar. Rising uncertainty concerning the upcoming U.S. presidential election and the strength of U.S. growth relative to that abroad also affected enthusiasm for the U.S. Dollar. In September, however, the U.S. dollar did recover somewhat during the risk-off environment that characterized most of the month. Overall, short U.S. dollar positions versus euro, yen, Indian rupee, South African rand, Singapore dollar and New Zealand dollar were profitable in July and August. A short Mexican peso trade was profitable in September. A long sterling trade was profitable in July and a short sterling trade was profitable in September. Elsewhere, trading the U.S. dollar against the Russian and Polish currencies produced partially offsetting losses, especially during September.

Interest rates were volatile during the quarter. Accommodative monetary policy, declining inflation and shrinking economies globally kept downward pressure on interest rates for most of the period, although interest rates did poke higher intermittently.  In August, concern about the ability of governments to fund burgeoning fiscal deficits and debt, and about the potential for future increases in inflation, underscored by the announcement of the Fed’s new long-run policy framework, pushed up global interest rates and led to a steeper yield curve in the U.S. Then, after drifting lower again, rates spiked higher in late September in the wake of the U.S. presidential debate and after Bank of England officials declined to embrace negative interest rates. Overall, trading of German, British, Australian, Canadian and U.S. interest rate futures was unprofitable. Long positions in Italian interest rate futures registered a partially offsetting profit.

Grain trading was fractionally unprofitable during the quarter. The possibility that severely hot weather in the U.S. Midwest could reduce crop yields together with Chinese buying of soybeans and a declining U.S. dollar pushed up grain prices. Short corn, wheat, soybean meal and soybean oil positions posted losses, especially during August and September. Meanwhile, a long soybean trade posted a partially offsetting profit in September.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2020.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On August 1, 2020, the Partnership sold Interests to new and existing limited partners of $40,000. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2020:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2020	$ (2,272,958)	$ (27,014)	$ (2,299,972)
August 31, 2020	(3,382,560)	(16,768)	(3,399,328)
September 30, 2020	(1,983,889)	(585,952)	(2,569,841)
Total	$ (7,639,407)	$ (629,734)	$ (8,269,141)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 12, 2020		(Principal Accounting Officer)