Form 10-K
period 2020-12-31
NESTOR PARTNERS
filed 2021-03-30
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2020 and 2019 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2020, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1. Business

(a) General development of business

Nestor Partners (the “Partnership”) is a limited partnership organized December 13, 1976 under the New Jersey Uniform Limited Partnership Act. The general partner of the Partnership is Millburn Ridgefield Corporation, a Delaware corporation operating in New York, New York (the “General Partner”).

The Partnership’s business is trading a diversified portfolio (a “Diversified Portfolio”) of futures, forward, swap, spot and option contracts on currencies, metals, interest rate instruments, stock indices, energy and agricultural commodities.  The General Partner invests globally pursuant to its proprietary quantitative and systematic trading methodology, based upon signals generated from an analysis of a range of quantitative data.  Approximately 20% - 30% of the Partnership’s trading, measured by the General Partner’s assessment of risk, currently takes place in the currency markets.  The Partnership began its trading activities in February 1977.  All investment decisions are made by the General Partner.

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

As of December 31, 2020, the aggregate net asset value of the Partnership was $118,548,929.  The value at December 31, 2020 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $54,494.88, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2020.

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

(c) Description of business

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

Trades generated by quantitative models may be profitable or unprofitable. Since the General Partner is well aware that many trades will ultimately lose money, its objective is to more-than cover those losses by generating more frequent and/or larger profitable trades than losing trades. During periods in which market behavior differs significantly from that analyzed to build the models, or periods where data inputs important to predicting price movements were not included in those analyzed to build the models, substantial losses are possible, and even likely.

The General Partner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products, markets and instruments.

Successful systematic trading depends on several elements. Two of the main factors are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, market sectors and individual markets go through periods where systematic trading is profitable and other periods where no system is able to generate any profits.

The goal of the General Partner’s research has been to develop and select a mix of systems in each market and to allocate risk across a wide array of markets, so as to contain overall portfolio risk within a targeted range, while allowing exposure to profitable opportunities.

Over more than 50 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

Of course, systems can be materially different — better in some periods and worse in others. Some of the main distinguishing characteristics include: the time frame over which systems work (e.g., intra-day to long-term); the granularity of data fed into them (e.g., tick data to daily, weekly or monthly frequencies); the amount of historical data used to learn the market structure; the statistical methods used to make forecasts; the type of data (e.g., price, price-derivative, fundamental and other quantitative data); and the source of data (e.g., cash, futures, forward, option or equity markets-generated data or government-, and industry- or company-generated statistical information). No single system will work all the time. Therefore, the General Partner’s objective is to have several systems operating in conjunction with one another.

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints and subject to the mandate of the strategy. Each market is traded using a diversified set of systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Partnership: profitability, liquidity of markets, professional judgment, desired diversification, transaction costs, exchange regulations and depth of markets. The current allocation to any market in the Partnership’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation.

Risk is a function of both price level and price volatility. For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded in aggregate by the combination of the (directional) trading systems discussed above.

In addition, the General Partner’s risk management processes focus on money management principles applicable to the portfolio as a whole and also to individual markets. The first principle is portfolio diversification, which attempts to improve the quality of profits by reducing volatility.

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

Another important risk management function is the careful control of leverage or total portfolio exposure.  Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over multiple years to determine the portfolio’s simulated risk and return characteristics as well as the simulated worst case drawdown experienced by the portfolio in the simulation period.  The simulated worst case drawdown, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the General Partner considers the simulated drawdown too severe or the portfolio’s simulated volatility too high, it can set the leverage or level of the actual portfolio accordingly so as to reduce the total portfolio exposure.  There are, however, no restrictions on the amount of leverage the Partnership may use at any given time.

Decisions whether to trade a particular market require the exercise of judgment. The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

The General Partner’s discretion and expertise in the execution of trades plays a role in timing of orders and, from time to time, the General Partner may adjust the size of a position, long or short, in any given market indicated by its systematic trading strategies. This exercise of discretion (other than in trade execution) has historically been very rare and would generally occur only in response to unusual market conditions that may not have been factored into the design of the trading systems. Such adjustments would be done with the intention of reducing risk exposures as opposed to seeking additional risk. Decisions to make such adjustments also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

Deutsche Bank Securities Inc. (“Deutsche Bank”), BofA Securities Inc. (“BofA”) and Goldman Sachs & Co. LLC (“GS&Co”) currently act as the futures brokers for the Partnership. The Partnership also currently executes currency forward trades with Deutsche Bank AG and Bank of America, N.A., which serve as the Partnership’s prime brokers for such trades. At the present time, the Partnership clears its currency forward trades with Deutsche Bank AG and Bank of America, N.A. The Partnership pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC. NFA, a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of CTAs, CPOs, “futures commission merchants,” “introducing brokers,” “swap dealers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires CPOs and CTAs, such as the General Partner, and commodity brokers or futures commission merchants (“FCMs”) and swap dealers, such as Deutsche Bank, Deutsche Bank AG, BofA, Bank of America, N.A and GS&Co to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a CPO or a CTA were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

(1)(i)  through (v) - not applicable.

(2)(i) - not applicable.

(2)(ii)  - the Partnership has no employees.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

The Partnership does not own or use any physical properties in the conduct of its business. The General Partner performs administrative services for the Partnership from its offices.

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

(b) Holders

As of December 31, 2020, there were 405 holders of Interests.

(c) Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2020 and December 31, 2020, the Partnership did not issue Interests.

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

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2020:

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2020	$1,702,301	$15,015
November 30, 2020	$1,518,372	$50,059
December 31, 2020	$3,335,936	$13,387

Total	$6,556,609	$78,461

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2020

During 2020, the Partnership achieved net realized and unrealized losses of $14,460,200 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $3,076,972, administrative expenses of $328,706 and custody fees and other expenses of $25,119 were paid or accrued. The Partnership paid a profit share to the General Partner of $276. Interest income of $1,291,592 partially offset the Partnership’s expenses resulting in a net loss after profit share to the General Partner of $16,599,681.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.15%
Energies	1.37%
Grains	0.95%
Interest rates	(4.01)%
Livestock	0.18%
Metals	0.47%
Softs	(0.25)%
Stock indices	(10.69)%

Total	(8.83)%

The Partnership was unprofitable in 2020 as losses from trading equity, interest rate and soft commodity futures outdistanced profits from trading currency forwards and energy, grain, metal and livestock futures.

Economic activity and financial and commodity markets, which had been underpinned early in the year by the U.S.-China trade deal, accommodative global monetary policy and the election in Great Britain, collapsed as COVID-19 became a global pandemic. Market participants came to the realization that the measures to contain the disease would not last weeks or months, but would last for at least several quarters. As the scope and duration of the damage to global demand became evident, the selling of financial and commodity investments cascaded towards the end of the first quarter.

In response, strong, coordinated and unprecedented monetary and fiscal measures were implemented by countries across the globe. For example, in the U.S., the Federal Reserve (the “Fed”), during two emergency meetings in March, cut interest rates by 1.5% to nearly zero. At its September meeting, the Fed shifted to an average inflation targeting regime that set a higher bar for rates to be raised. The Fed also expanded its Quantitative Easing (“QE”), swap lines and other lending facilities beyond that seen during the Global Financial Crisis of 2008. A U.S. fiscal stimulus package measured at about 10% of gross domestic product (“GDP”) was approved on March 25 and added to two smaller packages announced early in March. In December, Congress approved further fiscal stimulus worth $900 million or 4% of GDP. A steady stream of similar policy actions were announced by monetary and fiscal authorities worldwide beginning in March and throughout the final three quarters of 2020. In 2020, there were 207 central bank interest rate cuts according to CBRates.com. According to Morgan Stanley, G4 Central bank balance sheets expanded by $13 trillion (29% of GDP) to $29 trillion and G4+BRIC government deficits expanded to 13.3% of GDP from 5.2% in 2019.

During the last three quarters of 2020, market sentiment improved significantly, coinciding with improvements in economic activity as economies cautiously reopened, and sporadic but increasingly encouraging news concerning the rapid development of COVID-19 therapies and vaccines, which culminated with initial vaccinations in the U.S. and Europe in December. However, this overall attitude improvement was muted periodically by: outbreaks of new COVID-19 variants, hotspots and lockdowns (such as in the U.K. in December), the continuing statistical reports on unemployment and travel and tourism, persistent tensions between the U.S. and other western countries with China, uncertainty around the U.S. presidential and congressional elections, and Brexit talks, as markets saw episodic decelerations in economic momentum and turbulence.

During the first quarter, broad-based losses were sustained on long positions in U.S., Canadian, European, British, Japanese, non-Japanese Asian and emerging markets equity index futures and on a short VIX trade. While equity futures gains were widespread over the final three quarters of the year, those gains fell short of the first quarter losses. Overall, trading of European, British, non-tech U.S., Japanese, Australian, Korean, Singaporean, Thai, Indian and VIX index futures were unprofitable. On the other hand, long Chinese, Taiwanese and NASDAQ index futures positions were profitable.

Entering 2020, interest rates had been firming on the basis of a modest improvement in the economic outlook. For example, the 10-year U.S. Treasury yield was near 1.90%. Then, as the pandemic struck, volatility soared and returns on government debt plunged erratically as market participants were buffeted by a variety of cross currents including: the pandemic’s actual and anticipated negative impact on global growth and inflation; increased demand for government debt; a rush for liquidity and U.S. dollars that at times led to a forced liquidation of government debt; central bank official rate cuts during March; and creation of numerous liquidity provision and QE programs designed to stabilize struggling financial markets globally. The U.S. 10-year yield fell to 0.54% on March 9, jumped to 1.19% nine days later, and closed at the end of March at 0.70%. Losses were sustained trading global note and bond interest rate futures. During the second quarter and the beginning of the third quarter, long interest rate futures positions were profitable as accommodative monetary policy, safe haven buying, declining inflation and shrinking economies kept downward pressure on interest rates. Then, after briefly dipping to a 2020 low just under 0.50% in early August, the U.S. 10-year yield moved higher in a saw-toothed manner through year-end, producing losses from trading interest rate futures. Concern about the ability of governments to trust fiscal deficits and debt, worries about the potential for future increases in inflation (underscored by the announcement of the Fed’s new average inflation targeting policy), and hope for a strong global economic rebound as vaccinations become widespread raised concerns about increasing inflation, rising long-term interest rates, and steepening yield curves. The U.S. 10-year yield closed 2020 at 0.93%. Overall for the year, trading of U.S., German, British, French, Australian and Canadian note and bond futures was unprofitable. On the other hand, long positions in short-term Eurodollar, U.K. sterling, Italian and Australian interest rate futures and in Italian bond futures produced profits partially offsetting losses, especially from early in 2020.

The U.S. dollar vacillated narrowly before spiking higher by 8-9% in mid-March corresponding to a pandemic-driven safe haven demand. Thereafter, from late March through year-end, the U.S. dollar fell about 13-15% in volatile trading, as market participants saw the pillars of dollar strength eroded. The interest rate differential that had previously favored the U.S. dollar collapsed and the Fed cut policy rates to nearly zero. Numerous other Fed programs, including expanded swap lines, reduced fears of a U.S. dollar shortage. The discussion and passage of a joint European fiscal program led to euro strength versus the U.S. dollar. Growth in China and throughout Asia led to gains for the renminbi and Asian currencies more generally. Uncertainty around the U.S. Presidential and Congressional elections also affected enthusiasm for the U.S. dollar. The Brexit agreement was a fillip for the pound. The November vaccine approvals and December start of vaccine distribution failed to stem the U.S. dollar decline. For the year, short U.S. dollar trades versus the euro, Singapore dollar, South African rand and a few other currencies were profitable. Long U.S. dollar positions against the Brazilian real and Turkish lira were profitable: both countries faced currency crises during the first half of 2020. Both long and short U.S. dollar positions relative to the Swiss franc, Russian ruble and British pound sterling were periodically profitable. A long euro/short Norway trade was profitable during the March collapse of oil. On the other hand, long U.S. dollar trades against the Japanese yen, Australian dollar, Canadian dollar, Norwegian kroner and Mexican peso registered partially offsetting losses, as did trading the U.S. dollar against the currencies of Poland, Sweden and Colombia.

Oil prices fell to their lowest levels in more than 20 years as demand collapsed as the pandemic spiked and supply surged in the face of the unrelenting price war between Saudi Arabia and Russia. The price of WTI crude oil, which had eased down from $61/barrel at the end of 2019 to about $54/barrel on February 20, plunged precipitously thereafter, dropping below $12/barrel near the end of April—after briefly falling below zero in mid-April. Consequently, short positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, heating oil and natural gas were highly profitable, particularly in March. During the final three quarters of the year, trading of energy futures produced partially offsetting losses. Supply reductions from Organization of the Petroleum Exporting Countries (“OPEC+”) via agreement and from non-OPEC+ producers put a floor under the market and helped the price rise sharply to nearly $40/barrel in early June. From June through October, crude oil prices vacillated in the $36-43/barrel range as production control efforts and signs of economic reopening undergirded prices while the demand destruction partially caused by the COVID-19 pandemic restrained any upward impulse. However, during November and December, the development, approval and start of COVID-19 vaccinations globally, the passage of a relief package in the U.S., a final Brexit Trade agreement and U.S. election results drove prices toward $50/barrel, even as OPEC+ slightly loosened its production constraints. On balance, trading of Brent crude oil, WTI crude oil, RBOB gasoline, and London gas oil was profitable. Short natural gas positions were profitable early in 2020 as the pandemic reduced demand and again later in the year as warmer than normal weather impacted prices. Meanwhile, trading of heating oil posted partially offsetting losses.

Grain trading was fractionally profitable despite volatile prices influenced by the pandemic, the weakening U.S. dollar, inventory questions and drought worries late in year. Early in the year, a short soybean position was profitable as prices fell in response to sizable inventories and a pandemic-related China trade slowdown. During the fourth quarter, long soybean, soybean meal and soybean oil trades were profitable when revived Chinese demand, the falling U.S. dollar and weather concerns impacted grain prices. Meanwhile, short wheat trades produced partially offsetting losses, particularly late in the year when prices jumped higher on drought worries for Brazil, Argentina, the Black Sea region and parts of the U.S.

Trading of metal futures was fractionally profitable. A long gold trade was profitable during the January-April period due to safe haven demand and again at year end in response to a weakening U.S. dollar. Long London zinc and copper trades during the fourth quarter were also somewhat profitable. On the other hand, trading of silver and a short New York copper position during the April-August time frame produced partially offsetting losses.

Finally, the small profit from trading live cattle largely offset the small losses sustained from a short sugar position and trading coffee.

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

The Partnership was profitable during 2019 as gains from trading equity futures, interest rate futures and, to a lesser extent, grain futures far outdistanced losses from trading energy futures and foreign exchange forwards. Trading of metal and soft commodity futures was also slightly unprofitable.

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

Trading of metal futures was slightly unprofitable as small losses from trading copper, gold and nickel outweighed small gains from trading aluminum zinc, platinum and silver. Trading of soft commodity futures was also marginally unprofitable with small losses from trading coffee, sugar and cotton.

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

Item 8. Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP for the fiscal years ended December 31, 2020 and 2019, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on its assessment, management has concluded that, as of December 31, 2020, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2020 are as follows:

Harvey Beker, age 67. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 62. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 51. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 51. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 73. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 63. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 69. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 44. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner.  Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner.  Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation.  She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

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

(b) Security Ownership of Management

 The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2020, the General Partner’s interest was valued at $2,480,650, which constituted 2.09% of the Partnership’s capital.

As of December 31, 2020, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited
	Value of Interest		Partnership Interests
Name	Held Directly	Held Indirectly[1]	% Directly	% Indirectly

Harvey Beker	$349,425	$11,608,060	0.29%	9.99%

Gregg Buckbinder	$221,965	$524,022	0.19%	0.45%

Estate of George E Crapple	$976,849	$6,013,909	0.84%	5.18%

Steven M. Felsenthal	$0	$184,238	0.00%	0.16%

Mark Fitzsimmons	$0	$3,381,455	0.00%	2.91%

Barry Goodman	$65,970	$3,027,651	0.06%	2.61%

Grant Smith	$4,472,494	$2,445,448	3.86%	2.11%

Ilon Wu	$0	$67,778	0.00%	0.06%

Directors and executive officers of the General Partner as a group	$6,086,703	$27,252,561	5.24%	23.47%

[1]	Interests held indirectly include Interests with respect to which a person holds voting or disposition power: (i) by virtue of serving as one of two or fewer trustees, custodian or officer of the beneficial owner which is a charitable entity, benefit plan or custody account for the benefit of a minor; (ii) with respect to certain Interests owned by members of a person’s immediate family; or (iii) through a self-directed benefit plan.

(c) Changes in Control

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid $3,076,972 in brokerage fees to the General Partner and allocated $276 in profit share to the General Partner for the year ended December 31, 2020. The General Partner’s capital interest was allocated a net loss of $222,649 for the year ended December 31, 2020. The Partnership paid $3,884,559 in brokerage fees to the General Partner and allocated $1,055,332 in profit share to the General Partner for the year ended December 31, 2019. The General Partner’s capital interest was allocated a net gain of $239,541 for the year ended December 31, 2019. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership incurred administrative expenses of $328,706 during the year ended December 31, 2020. The Partnership incurred administrative expenses of $257,957 during the year ended December 31, 2019. The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2020 and 2019 were approximately $120,000 for each year.

(2) Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3) Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4) All Other Fees

There were no other fees for the years ended December 31, 2020 and 2019.

(5) Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following are included with the 2020 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3) Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2020 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2021.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Chairman	March 30, 2021
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 30, 2021
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 30, 2021
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 30, 2021
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 30, 2021
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 30, 2021
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2020 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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