Form 10-Q
period 2021-03-31
NESTOR PARTNERS
filed 2021-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2021

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

(212) 332-7300

(Registrant's telephone number, including area code)

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
For the three months ended March 31, 2021 and 2020 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2021 (unaudited) and December 31, 2020
(b) For the three months ended March 31, 2021 and 2020 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $15,421,406 and $16,975,256)	$15,426,604	$16,975,076
Net unrealized appreciation on open futures and forward
currency contracts	604,399	3,349,977
Due from brokers, net	4,430,379	3,504,342
Cash denominated in foreign currencies (cost $6,637,569
and $3,606,813)	6,600,910	3,778,714

Total equity in trading accounts	27,062,292	27,608,109

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $84,988,942 and $84,618,660)	85,002,965	84,609,461

CASH AND CASH EQUIVALENTS	9,608,950	9,230,173

ACCRUED INTEREST RECEIVABLE	707,310	727,283

TOTAL	$122,381,517	$122,175,026

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward
currency contracts	$633,761	$22,579
Accrued brokerage fees	180,090	194,550
Due to brokers, net	888,196	61
Accrued expenses	84,280	10,749
Capital withdrawals payable to Limited Partners	2,123,045	3,397,887
Capital withdrawals payable to General Partner	-	271
Accrued profit share	237	-

Total liabilities	3,909,609	3,626,097

PARTNERS' CAPITAL	118,471,908	118,548,929

TOTAL	$122,381,517	$122,175,026

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2021 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	(0.33)%	$(386,650)
Grains	0.27	318,273
Interest rates	(0.58)	(683,030)
Metals	0.12	141,848
Softs	(0.01)	(13,990)
Stock indices	0.34	398,833

Total long futures contracts	(0.19)	(224,716)

Short futures contracts:
Grains	0.07	87,562
Interest rates	0.02	22,200
Livestock	(0.01)	(11,540)
Metals	0.07	83,186
Softs	0.13	159,537
Stock indices	0.29	334,755

Total short futures contracts	0.57	675,700

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.38	450,984
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(3.26)	(3,867,129)
Total short forward currency contracts	2.86	3,386,783

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.40)	(480,346)

TOTAL	(0.02)%	$(29,362)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2021 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$27,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.03%	$27,286,062
24,470,000	U.S. Treasury notes, 2.750%, 08/15/2021	20.87	24,721,391
47,840,000	U.S. Treasury notes, 2.000%, 11/15/2021	40.87	48,422,116

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $100,410,348)	84.77%	$100,429,569

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2020

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.13%	$148,740
Grains	0.51	600,650
Interest rates:
2 Year U.S. Treasury Note (71 contracts, settlement date March 2021)	0.00	2,281
5 Year U.S. Treasury Note (426 contracts, settlement date March 2021)	0.04	41,976
10 Year U.S. Treasury Note (351 contracts, settlement date March 2021)	0.03	34,219
30 Year U.S. Treasury Bond (99 contracts, settlement date March 2021)	0.02	18,469
Other	0.23	277,026

Total interest rates	0.32	373,971

Metals	0.88	1,055,682
Softs	0.05	63,371
Stock indices	0.69	813,187

Total long futures contracts	2.58	3,055,601

Short futures contracts:
Energies	0.08	100,090
Grains	(0.05)	(58,775)
Interest rates	(0.00)	(4,342)
Livestock	(0.00)	(2,970)
Metals	(0.16)	(186,813)
Softs	(0.02)	(20,954)
Stock indices	0.11	131,299

Total short futures contracts	(0.04)	(42,465)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.54	3,013,136
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.45	1,716,305
Total short forward currency contracts	(1.18)	(1,402,043)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.27	314,262

TOTAL	2.81%	$3,327,398

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2020

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$49,140,000	U.S. Treasury notes, 2.250%, 02/15/2021	41.55%	$49,264,769
27,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.16	27,450,219
24,470,000	U.S. Treasury notes, 2.750%, 08/15/2021	20.98	24,869,549

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $101,593,916)	85.69%	$101,584,537

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
INVESTMENT INCOME:
Interest income, net	$8,650	$643,493

EXPENSES:
Brokerage fees	679,262	879,596
Administrative expenses	73,531	96,258
Custody fees and other expenses	5,227	6,995
Total expenses	758,020	982,849

NET INVESTMENT LOSS	(749,370)	(339,356)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	7,651,060	(30,037,967)
Foreign exchange transactions	48,140	(156,904)
Net change in unrealized:
Futures and forward currency contracts	(3,356,760)	4,025,634
Foreign exchange translation	(208,560)	(196,479)
Net gains (losses) from U.S. Treasury notes:
Realized	(366)	93,662
Net change in unrealized	28,600	521,202
Total net realized and unrealized gains (losses)	4,162,114	(25,750,852)

NET INCOME (LOSS)	3,412,744	(26,090,208)
LESS PROFIT SHARE TO GENERAL PARTNER	237	60
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$3,412,507	$(26,090,268)

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2021:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2021	$59,408,722	$56,659,557	$-	$2,480,650	$118,548,929
Contributions	-	-	-	-	-
Withdrawals	(3,383,770)	(105,758)	-	-	(3,489,528)
Net income	1,475,843	1,853,515	-	83,386	3,412,744
General Partner's allocation:
New Profit-Accrued	(237)	-	-	-	(237)
PARTNERS' CAPITAL-
March 31, 2021	$57,500,558	$58,407,314	$-	$2,564,036	$118,471,908

For the three months ended March 31, 2020:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2020	$87,909,416	$64,314,240	$-	$2,703,294	$154,926,950
Contributions	3,700,000	-	60	-	3,700,060
Withdrawals	(5,265,356)	(594,292)	-	-	(5,859,648)
Net loss	(15,218,734)	(10,433,154)	(10)	(438,310)	(26,090,208)
General Partner's allocation:
New Profit-Accrued	(60)	-	-	-	(60)
PARTNERS' CAPITAL-
March 31, 2020	$71,125,266	$53,286,794	$50	$2,264,984	$126,677,094

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended March 31, 2021 and 2020	Limited Partners		Special Limited Partners
	2021	2020	2021	2020

Ratios to average capital:
Net investment income (loss) (a)	(3.95)%	(2.18)%	(1.08)%	0.68%

Total expenses (a)	4.00%	3.95%	1.13%	1.08%
Profit share allocation (b) (c)	0.00%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.00%	3.95%	1.13%	1.08%

Total return before profit share allocation (b)	2.51%	(16.88)%	3.25%	(16.28)%
Less: profit share allocation (b) (c)	0.00%	0.00%	0.00%	0.00%
Total return after profit share allocation	2.51%	(16.88)%	3.25%	(16.28)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2021 (unaudited) and December 31, 2020 and the results of its operations for the three months ended March 31, 2021 and 2020 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

The Partnership enters into contracts that contain a variety of indemnification provisions. The Partnership’s maximum exposure under these arrangements is unknown. The Partnership does not anticipate recognizing any loss related to these arrangements.

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2017 to 2020, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2020.

2. FAIR VALUE

The Fair Value Measurements (Topic 820) of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

During the three months ended March 31, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2021 and December 31, 2020 in valuing the Partnership’s investments at fair value. At March 31, 2021 and December 31, 2020, the Partnership held no assets or liabilities in Level 3.

Financial assets at fair value as of March 31, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$100,429,569	$-	$100,429,569
Short-Term Money Market Fund*	9,358,950	-	9,358,950
Exchange-Traded Futures Contracts
Energies	(386,650)	-	(386,650)
Grains	405,835	-	405,835
Interest rates	(660,830)	-	(660,830)
Livestock	(11,540)	-	(11,540)
Metals	225,034	-	225,034
Softs	145,547	-	145,547
Stock indices	733,588	-	733,588

Total exchange-traded futures contracts	450,984	-	450,984

Over-the-Counter Forward Currency Contracts	-	(480,346)	(480,346)

Total futures and forward currency contracts (2)	450,984	(480,346)	(29,362)

Total financial assets and liabilities at fair value	$110,239,503	$(480,346)	$109,759,157

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$15,426,604
Investments in U.S. Treasury notes			85,002,965
Total investments in U.S. Treasury notes			$100,429,569

(2)
Net unrealized appreciation on open futures and forward currency contracts			$604,399
Net unrealized depreciation on open futures and forward currency contracts			(633,761)
Total net unrealized depreciation on open futures and forward currency contracts			$(29,362)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$101,584,537	$-	$101,584,537
Short-Term Money Market Fund*	8,980,173	-	8,980,173
Exchange-Traded Futures Contracts
Energies	248,830	-	248,830
Grains	541,875	-	541,875
Interest rates	369,629	-	369,629
Livestock	(2,970)	-	(2,970)
Metals	868,869	-	868,869
Softs	42,417	-	42,417
Stock indices	944,486	-	944,486

Total exchange-traded futures contracts	3,013,136	-	3,013,136

Over-the-Counter Forward Currency Contracts	-	314,262	314,262

Total futures and forward currency contracts (2)	3,013,136	314,262	3,327,398

Total financial assets and liabilities at fair value	$113,577,846	$314,262	$113,892,108

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,975,076
Investments in U.S. Treasury notes			84,609,461
Total investments in U.S. Treasury notes			$101,584,537

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,349,977
Net unrealized depreciation on open futures and forward currency contracts			(22,579)
Total net unrealized appreciation on open futures and forward currency contracts			$3,327,398

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial Condition.

3. DERIVATIVE INSTRUMENTS

The Derivatives and Hedging (Topic 815) of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions, and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2021, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$6,590	$(393,240)	$-	$-	$(386,650)
Grains	318,393	(120)	156,200	(68,638)	405,835
Interest rates	55,406	(738,436)	26,912	(4,712)	(660,830)
Livestock	-	-	100	(11,640)	(11,540)
Metals	734,653	(592,805)	379,255	(296,069)	225,034
Softs	855	(14,845)	163,310	(3,773)	145,547
Stock indices	496,463	(97,630)	419,677	(84,922)	733,588
Total futures contracts	1,612,360	(1,837,076)	1,145,454	(469,754)	450,984

Forward currency contracts	644,812	(4,511,941)	4,255,070	(868,287)	(480,346)

Total futures and
forward currency contracts	$2,257,172	$(6,349,017)	$5,400,524	$(1,338,041)	$(29,362)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$171,561	$(22,821)	$147,200	$(47,110)	$248,830
Grains	600,725	(75)	-	(58,775)	541,875
Interest rates	451,704	(77,733)	-	(4,342)	369,629
Livestock	-	-	350	(3,320)	(2,970)
Metals	1,218,228	(162,546)	121,935	(308,748)	868,869
Softs	63,528	(157)	260	(21,214)	42,417
Stock indices	916,090	(102,903)	135,736	(4,437)	944,486
Total futures contracts	3,421,836	(366,235)	405,481	(447,946)	3,013,136

Forward currency contracts	2,207,125	(490,820)	529,838	(1,931,881)	314,262

Total futures and
forward currency contracts	$5,628,961	$(857,055)	$935,319	$(2,379,827)	$3,327,398

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2021 and 2020

Sector	Three months ended: March 31, 2021	Three months ended: March 31, 2020

Futures contracts:
Energies	$1,029,878	$7,225,539
Grains	1,010,762	538,904
Interest rates	(3,033,571)	(2,494,946)
Livestock	(112,720)	284,010
Metals	(318,751)	(59,977)
Softs	50,942	1,534
Stock indices	6,709,251	(32,413,088)

Total futures contracts	5,335,791	(26,918,024)

Forward currency contracts	(1,041,491)	905,691

Total futures and
forward currency contracts	$4,294,300	$(26,012,333)

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2021 and 2020 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2021 and 2020 was approximately $119,000,000 and $145,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2021 and 2020

	2021		2020
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$17,069,725	$1,662,735	$13,493,572	$8,451,385
Grains	12,171,369	3,498,195	1,962,864	5,938,694
Interest rates	269,121,382	12,409,952	100,109,094	108,167,176
Livestock	-	544,600	180,225	-
Metals	21,123,173	387,686	14,629,243	3,487,808
Softs	1,271,100	2,315,592	833,210	1,695,831
Stock indices	75,788,377	11,205,613	62,517,081	15,783,316

Total futures contracts	396,545,126	32,024,373	193,725,289	143,524,210

Forward currency contracts	58,529,409	35,908,651	15,884,893	40,802,386

Total futures and
forward currency contracts	$455,074,535	$67,933,024	$209,610,182	$184,326,596

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2021 and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership ceased clearing futures trades through SG Americas Securities, LLC. during November 2020. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2021 and December 31, 2020.

Offsetting derivative assets and liabilities at March 31, 2021

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$747,320	$(495,623)	$251,697
Counterparty L	1,732,951	(1,504,307)	228,644
Total futures contracts	2,480,271	(1,999,930)	480,341

Forward currency contracts
Counterparty K	3,410,413	(3,286,355)	124,058

Total assets	$5,890,684	$(5,286,285)	$604,399

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$306,900	$(277,543)	$29,357

Forward currency contracts
Counterparty G	2,093,873	(1,489,469)	604,404

Total liabilities	$2,400,773	$(1,767,012)	$633,761

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$251,697	$-	$(251,697)	$-
Counterparty K	124,058	-	-	124,058
Counterparty L	228,644	-	(228,644)	-

Total	$604,399	$-	$(480,341)	$124,058

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$604,404	$-	$(604,404)	$-
Counterparty J	29,357	-	(29,357)	-

Total	$633,761	$-	$(633,761)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2021.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2021.

Offsetting derivative assets and liabilities at December 31, 2020

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$856,082	$(137,105)	$718,977
Counterparty J	667,834	(91,621)	576,213
Counterparty L	2,303,401	(585,455)	1,717,946
Total futures contracts	3,827,317	(814,181)	3,013,136

Forward currency contracts
Counterparty G	1,263,361	(926,520)	336,841

Total assets	$5,090,678	$(1,740,701)	$3,349,977
			(Continued)

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty K	1,496,181	(1,473,602)	22,579

Total liabilities	$1,496,181	$(1,473,602)	$22,579
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$718,977	$-	$(718,977)	$-
Counterparty G	336,841	-	-	336,841
Counterparty J	576,213	-	(576,213)	-
Counterparty L	1,717,946	-	(1,717,946)	-

Total	$3,349,977	$-	$(3,013,136)	$336,841

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$22,579	$-	$(22,579)	$-

Total	$22,579	$-	$(22,579)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2020.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2020.

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

The Partnership’s forward currency trading activities are cleared by DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $11,294,189 and $7,519,618 at March 31, 2021 and December 31, 2020, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2021 and 2020. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2021	2020
Profit share earned	$-	$60
Profit share accrued	237	-
Total profit share	$237	$60

5. RELATED PARTY TRANSACTIONS

The Partnership pays the General Partner broker commissions. The General Partner in turn bears all such brokerage commissions and fees.

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2021 and December 31, 2020,  $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2021 to May 14, 2021, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2021

Month Ended:	Total Partners' Capital

March 31, 2021	$118,471,908
December 31, 2020	118,548,929

Three Months ended
Change in Partners' Capital	$(77,021)
Percent Change	(0.06)%

THREE MONTHS ENDED MARCH 31, 2021

The decrease in the Partnership’s net assets of $77,021 was attributable to withdrawals of $3,489,528, which were partially offset by net income after profit share of $3,412,507.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended March 31, 2021 decreased $200,334 relative to the corresponding period in 2020. The decrease was due to a decrease in average net assets of the Partnership during the three months ended March 31, 2021, relative to the corresponding period in 2020.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2021 decreased $634,843 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. Treasury yields during the three months ended March 31, 2021 relative to the corresponding period in 2020.

During the three months ended March 31, 2021,  the Partnership experienced net realized and unrealized gains of $4,162,114 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $679,262, administrative expenses of $73,531, custody fees and other expenses of $5,227 and accrued profit share to the General Partner of $237 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $8,650, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $3,412,507. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(0.95)%
Energies	0.87%
Grains	0.79%
Interest rates	(2.56)%
Livestock	(0.14)%
Metals	(0.30)%
Softs	(0.01)%
Stock indices	5.77%

Trading Gain	3.47%

MANAGEMENT DISCUSSION –2021

Three months ended March 31, 2021

The Partnership was profitable in the quarter as gains from trading equity, energy and grain futures outpaced losses from trading interest rate futures, metal futures and currency forwards. Trading of livestock and soft commodity futures was marginally negative.

The global reflation trade gathered momentum throughout the quarter amid fiscal stimulus expansion from the Biden Administration; Federal Reserve (the “Fed”) Chairman Powell reiterating in testimony before Congress that the Fed will maintain low interest rates and continue asset purchases until “substantial further progress has been made” toward its employment and inflation goals; the global vaccine rollout; and the resurgence of global trade. Periodically, however, the growth outlook and investor enthusiasm were tamped down and markets experienced increased volatility while concerns about the slow pace of vaccine distribution in Europe, Asia and emerging markets relative to the U.S. and U.K. lingered; evidence of moderating monetary and fiscal policy support came out of China; and the geopolitical conflict between China and the U.S. expanded.

Trading of equity futures was highly profitable. Positive impulses from massive fiscal and monetary policy support globally outweighed the negative impact of higher global interest rates and less synchronous global growth. The Reddit-driven short frenzy in January, Archegos events in March, and the week-long Suez Canal closure in March did not seem to have long-term effects on equity markets. Long positions in U.S., Canadian, European, British, Chinese and EAFE equity index futures were profitable. A short VIX position and trading of the EEM emerging market index future were also profitable. On the other hand, trading of South African, Brazilian and Australian futures registered small offsetting losses.

Energy markets were volatile during the quarter. After exceeding 2-year highs early in March amid strong reflation trade and Organization of the Petroleum Exporting Countries’ production restraint, crude prices dropped sharply as reopening demand expectations receded along with the global growth outlook. For example, Brent crude climbed from just over $50/barrel at the start of the year to nearly $71/barrel on March 7, but plunged to nearly $60/barrel on March 23. Even though the closure of the Suez Canal provided some support to crude prices, Brent closed the month at less than $63/barrel. Overall, long positions in Brent crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short natural gas trade was unprofitable, especially as prices rose in January in response to unusually cold weather across Europe and China and in February in the wake of weather-induced energy market turmoil in Texas. Trading of WTI crude oil was slightly unprofitable as well.

Chinese demand for U.S. exports, a weaker than expected U.S. harvest of row crops and dry weather in South America contributed to profits on long corn, soybean and soybean oil trades. Then, on March 31 the USDA reported that farmers are likely to plant lower-than-expected corn and soybean acreage in 2021, and corn and soybean prices traded limit-up on the day, reinforcing results from earlier in the quarter. Trading of soybean meal was marginally unprofitable.

Interest rates were volatile during the quarter, trading across a broad range in January, spiking higher in February, and then dropping back sharply in March before entering volatile range-trading to close out the period. Amid growth, inflation and government borrowing concerns, global note and bond yields pushed sharply higher during the January-February period as evidenced by the German 10-year Bund yield which rose from about -0.60% at the start of January to as high as -0.23% on February 25. Then, as growth optimism faded somewhat in March, the Bund yield fell to -0.39% on March 21 before closing the quarter at -0.32%. Long positions in U.S., Canadian and Australian long bond futures were unprofitable, especially in February. Trading of German, French, Italian and Japanese bond futures were also unprofitable, particularly in January and March. Trading of U.S., British, Australian, German and Italian short-term interest rate futures registered small losses as well. On the other hand, short positions in the U.S. 5-year note future and in the German ultra-long bond future posted partially offsetting gains in February.

Currency markets too were impacted by the fluid growth, inflation and interest rate developments, and trading of currency forwards was mixed and unprofitable. The euro, which traded toward five-year highs during January and February, declined sharply in March and a long euro position against the dollar was unprofitable. Long Swiss franc and Swedish krona positions were also unprofitable. Trading the U.S. dollar against the currencies of Brazil and Singapore posted losses, as did a long U.S. dollar/short Canadian dollar position as commodity currencies outperformed. On the other hand, long U.S. dollar positions versus the Japanese yen and Israeli shekel, short dollar trades versus the Norwegian krone and South African rand, and trading the dollar against the British pound sterling produced partially offsetting gains.

The improving economic outlook and COVID-19 prognosis together with higher interest rates and a stronger U.S. dollar weighed on precious metal prices and long gold and silver positions posted losses. Meanwhile, long positions in copper and aluminum produced partially offsetting profits, especially in February as prices rose and reflation optimism was high.

Period ended March 30, 2020

Month Ended:	Total Partners' Capital

March 30, 2020	$126,677,094
December 31, 2019	154,926,950

Three Months ended
Change in Partners' Capital	$(28,249,856)
Percent Change	(18.23)%

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedules of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2021.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  As of the quarter ending March 31, 2021, the Partnership sold no Interests to new and existing limited partners.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2021:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2021	$ (614,860)	$ (77,599)	$ (692,459)
February 28, 2021	(647,865)	(26,159)	(674,024)
March 31, 2021	(2,121,045)	(2,000)	(2,123,045)
Total	$ (3,383,770)	$ (105,758)	$ (3,489,528)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2021		(Principal Accounting Officer)