Form 10-Q
period 2021-06-30
NESTOR PARTNERS
filed 2021-08-12
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   June 30, 2021

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
For the three and six months ended June 30, 2021 and 2020 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2021 (unaudited) and December 31, 2020
(b) For the three and six months ended June 30, 2021 and 2020 (unaudited)
(c) For the six months ended June 30, 2021 and 2020 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $18,796,892 and $16,975,256)	$18,797,355	$16,975,076
Net unrealized appreciation on open futures and forward
currency contracts	693,171	3,349,977
Due from brokers, net	7,137,519	3,504,342
Cash denominated in foreign currencies (cost $7,676,279
and $3,606,813)	7,606,905	3,778,714

Total equity in trading accounts	34,234,950	27,608,109

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $81,559,004 and $84,618,660)	81,556,227	84,609,461

CASH AND CASH EQUIVALENTS	13,361,604	9,230,173

ACCRUED INTEREST RECEIVABLE	633,516	727,283

TOTAL	$129,786,297	$122,175,026

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward
currency contracts	$3,553,476	$22,579
Accrued brokerage fees	177,286	194,550
Due to brokers, net	-	61
Accrued expenses	62,369	10,749
Capital withdrawals payable to Limited Partners	209,589	3,397,887
Capital withdrawals payable to General Partner	-	271
Accrued profit share	9,377	-

Total liabilities	4,012,097	3,626,097

PARTNERS' CAPITAL	125,774,200	118,548,929

TOTAL	$129,786,297	$122,175,026

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2021 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.45%	$567,109
Interest rates:
5 Year U.S. Treasury Note (76 contracts, settlement date September 2021)	0.01	7,594
10 Year U.S. Treasury Note (260 contracts, settlement date September 2021)	0.05	58,594
30 Year U.S. Treasury Bond (130 contracts, settlement date September 2021)	0.10	120,063
Other	0.43	560,443

Total interest rates	0.59	746,694

Livestock	0.01	7,790
Metals	(0.16)	(199,477)
Softs	0.01	10,232
Stock indices	(0.07)	(83,497)

Total long futures contracts	0.83	1,048,851

Short futures contracts:
Energies	(0.00)	(424)
Grains	(0.61)	(773,409)
Interest rates
2 Year U.S. Treasury Note (363 contracts, settlement date September 2021)	0.02	30,742
Other	0.04	48,907

Total interest rates	0.06	79,649

Livestock	(0.00)	(200)
Metals	0.20	246,393
Softs	(0.01)	(16,867)
Stock indices	0.09	109,178

Total short futures contracts	(0.27)	(355,680)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.56	693,171
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(7.19)	(9,038,356)
Total short forward currency contracts	4.36	5,484,880

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(2.83)	(3,553,476)

TOTAL	(2.27)%	$(2,860,305)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2021 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$24,470,000	U.S. Treasury notes, 2.750%, 08/15/2021	19.52%	$24,552,681
47,840,000	U.S. Treasury notes, 2.000%, 11/15/2021	38.31	48,187,588
27,200,000	U.S. Treasury notes, 2.500%, 02/15/2022	21.96	27,613,313

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $100,355,896)	79.79%	$100,353,582

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2020

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.13%	$148,740
Grains	0.51	600,650
Interest rates:
2 Year U.S. Treasury Note (71 contracts, settlement date March 2021)	0.00	2,281
5 Year U.S. Treasury Note (426 contracts, settlement date March 2021)	0.04	41,976
10 Year U.S. Treasury Note (351 contracts, settlement date March 2021)	0.03	34,219
30 Year U.S. Treasury Bond (99 contracts, settlement date March 2021)	0.02	18,469
Other	0.23	277,026

Total interest rates	0.32	373,971

Metals	0.88	1,055,682
Softs	0.05	63,371
Stock indices	0.69	813,187

Total long futures contracts	2.58	3,055,601

Short futures contracts:
Energies	0.08	100,090
Grains	(0.05)	(58,775)
Interest rates	(0.00)	(4,342)
Livestock	(0.00)	(2,970)
Metals	(0.16)	(186,813)
Softs	(0.02)	(20,954)
Stock indices	0.11	131,299

Total short futures contracts	(0.04)	(42,465)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.54	3,013,136
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.45	1,716,305
Total short forward currency contracts	(1.18)	(1,402,043)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.27	314,262

TOTAL	2.81%	$3,327,398

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2020

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$49,140,000	U.S. Treasury notes, 2.250%, 02/15/2021	41.55%	$49,264,769
27,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.16	27,450,219
24,470,000	U.S. Treasury notes, 2.750%, 08/15/2021	20.98	24,869,549

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $101,593,916)	85.69%	$101,584,537

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2021	June 30, 2020
INVESTMENT INCOME:
Interest income, net	$11,778	$376,269

EXPENSES:
Brokerage fees	714,130	759,960
Administrative expenses	76,412	91,829
Custody fees and other expenses	5,185	6,434
Total expenses	795,727	858,223

NET INVESTMENT LOSS	(783,949)	(481,954)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	12,636,224	6,798,704
Foreign exchange transactions	39,568	(508)
Net change in unrealized:
Futures and forward currency contracts	(2,830,943)	(3,264,545)
Foreign exchange translation	(32,715)	33,936
Net gains (losses) from U.S. Treasury notes:
Realized	-	9,666
Net change in unrealized	(21,535)	(403,222)

Total net realized and unrealized gains	9,790,599	3,174,031

NET INCOME	9,006,650	2,692,077
LESS PROFIT SHARE TO GENERAL PARTNER	9,140	-
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$8,997,510	$2,692,077

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020
INVESTMENT INCOME:
Interest income, net	$20,428	$1,019,762

EXPENSES:
Brokerage fees	1,393,392	1,639,556
Administrative expenses	149,943	188,087
Custody fees and other expenses	10,412	13,429

Total expenses	1,553,747	1,841,072

NET INVESTMENT LOSS	(1,533,319)	(821,310)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	20,287,284	(23,239,263)
Foreign exchange transactions	87,708	(157,412)
Net change in unrealized:
Futures and forward currency contracts	(6,187,703)	761,089
Foreign exchange translation	(241,275)	(162,543)
Net gains (losses) from U.S. Treasury notes:
Realized	(366)	103,328
Net change in unrealized	7,065	117,980

Total net realized and unrealized gains (losses)	13,952,713	(22,576,821)

NET INCOME (LOSS)	12,419,394	(23,398,131)
LESS PROFIT SHARE TO GENERAL PARTNER	9,377	60
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$12,410,017	$(23,398,191)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the six months ended June 30, 2021:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2021	$59,408,722	$56,659,557	$-	$2,480,650	$118,548,929
Contributions	-	-	-	-	-
Withdrawals	(4,899,410)	(285,336)	-	-	(5,184,746)
Reclass (1)	138,837	(138,837)	-	-
Net income	5,610,025	6,518,721	-	290,648	12,419,394
General Partner's allocation:
New Profit-Accrued	(9,377)	-	-	-	(9,377)
PARTNERS' CAPITAL-
June 30, 2021	$60,248,797	$62,754,105	$-	$2,771,298	$125,774,200

For the six months ended June 30, 2020:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2020	$87,909,416	$64,314,240	$-	$2,703,294	$154,926,950
Contributions	3,710,000	-	60	-	3,710,060
Withdrawals	(7,250,577)	(1,373,557)	-	-	(8,624,134)
Net loss	(13,944,648)	(9,074,835)	(9)	(378,639)	(23,398,131)
General Partner's allocation:
New Profit-Accrued	(60)	-	-	-	(60)
PARTNERS' CAPITAL-
June 30, 2020	$70,424,131	$53,865,848	$51	$2,324,655	$126,614,685

(1) Partner reclass from Special Limited Partner to Limited Partner

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended June 30, 2021 and 2020	Limited Partners		Special Limited Partners
	2021	2020	2021	2020

Ratios to average capital:
Net investment income (loss) (a)	(3.95)%	(2.75)%	(1.18)%	0.20%

Total expenses (a)	3.99%	3.93%	1.22%	0.97%
Profit share allocation (b) (c)	0.02%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.01%	3.93%	1.22%	0.97%

Total return before profit share allocation (b)	7.25%	1.81%	7.99%	2.56%
Less: profit share allocation (b) (c)	0.02%	0.00%	0.00%	0.00%
Total return after profit share allocation	7.23%	1.81%	7.99%	2.56%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the six months ended June 30, 2021 and 2020	Limited Partners		Special Limited Partners
	2021	2020	2021	2020

Ratios to average capital:
Net investment income (loss) (a)	(3.95)%	(2.46)%	(1.14)%	0.45%

Total expenses (a)	3.99%	3.95%	1.18%	1.03%
Profit share allocation (b) (c)	0.02%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.01%	3.95%	1.18%	1.03%

Total return before profit share allocation (b)	9.94%	(15.38)%	11.49%	(14.14)%
Less: profit share allocation (b) (c)	0.02%	0.00%	0.00%	0.00%
Total return after profit share allocation	9.92%	(15.38)%	11.49%	(14.14)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2021(unaudited) and December 31, 2020 (audited) and the results of its operations for the three and six months ended June 30, 2021 and 2020 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

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

During the three and six months ended June 30, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2021 and December 31, 2020 in valuing the Partnership’s investments at fair value. At June 30, 2021 and December 31, 2020, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$100,353,582	$-	$100,353,582
Short-Term Money Market Fund*	13,111,604	-	13,111,604
Exchange-Traded Futures Contracts
Energies	566,685	-	566,685
Grains	(773,409)	-	(773,409)
Interest rates	826,343	-	826,343
Livestock	7,590	-	7,590
Metals	46,916	-	46,916
Softs	(6,635)	-	(6,635)
Stock indices	25,681	-	25,681

Total exchange-traded futures contracts	693,171	-	693,171

Over-the-Counter Forward Currency Contracts	-	(3,553,476)	(3,553,476)

Total futures and forward currency contracts (2)	693,171	(3,553,476)	(2,860,305)

Total financial assets and liabilities at fair value	$114,158,357	$(3,553,476)	$110,604,881

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,797,355
Investments in U.S. Treasury notes			81,556,227
Total investments in U.S. Treasury notes			$100,353,582

(2)
Net unrealized appreciation on open futures and forward currency contracts			$693,171
Net unrealized depreciation on open futures and forward currency contracts			(3,553,476)
Total net unrealized depreciation on open futures and forward currency contracts			$(2,860,305)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$101,584,537	$-	$101,584,537
Short-Term Money Market Fund*	8,980,173	-	8,980,173
Exchange-Traded Futures Contracts
Energies	248,830	-	248,830
Grains	541,875	-	541,875
Interest rates	369,629	-	369,629
Livestock	(2,970)	-	(2,970)
Metals	868,869	-	868,869
Softs	42,417	-	42,417
Stock indices	944,486	-	944,486

Total exchange-traded futures contracts	3,013,136	-	3,013,136

Over-the-Counter Forward Currency Contracts	-	314,262	314,262

Total futures and forward currency contracts (2)	3,013,136	314,262	3,327,398

Total financial assets and liabilities at fair value	$113,577,846	$314,262	$113,892,108

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,975,076
Investments in U.S. Treasury notes			84,609,461
Total investments in U.S. Treasury notes			$101,584,537

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,349,977
Net unrealized depreciation on open futures and forward currency contracts			(22,579)
Total net unrealized appreciation on open futures and forward currency contracts			$3,327,398

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2021, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$676,120	$(109,011)	$-	$(424)	$566,685
Grains	-	-	-	(773,409)	(773,409)
Interest rates	868,545	(121,851)	84,738	(5,089)	826,343
Livestock	7,790	-	780	(980)	7,590
Metals	477,449	(676,926)	707,931	(461,538)	46,916
Softs	20,780	(10,548)	1,903	(18,770)	(6,635)
Stock indices	93,590	(177,087)	120,395	(11,217)	25,681
Total futures contracts	2,144,274	(1,095,423)	915,747	(1,271,427)	693,171

Forward currency contracts	382,142	(9,420,498)	6,223,088	(738,208)	(3,553,476)

Total futures and
forward currency contracts	$2,526,416	$(10,515,921)	$7,138,835	$(2,009,635)	$(2,860,305)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$171,561	$(22,821)	$147,200	$(47,110)	$248,830
Grains	600,725	(75)	-	(58,775)	541,875
Interest rates	451,704	(77,733)	-	(4,342)	369,629
Livestock	-	-	350	(3,320)	(2,970)
Metals	1,218,228	(162,546)	121,935	(308,748)	868,869
Softs	63,528	(157)	260	(21,214)	42,417
Stock indices	916,090	(102,903)	135,736	(4,437)	944,486
Total futures contracts	3,421,836	(366,235)	405,481	(447,946)	3,013,136

Forward currency contracts	2,207,125	(490,820)	529,838	(1,931,881)	314,262

Total futures and
forward currency contracts	$5,628,961	$(857,055)	$935,319	$(2,379,827)	$3,327,398

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2021 and 2020

Sector	Three months ended: June 30, 2021	Three months ended: June 30, 2020	Six months ended: June 30, 2021	Six months ended: June 30, 2020

Futures contracts:
Energies	$3,534,999	$(2,236,235)	$4,564,877	$4,989,304
Grains	(691,533)	280,667	319,229	819,571
Interest rates	3,465,186	1,860,198	431,615	(634,748)
Livestock	7,680	(18,890)	(105,040)	265,120
Metals	1,519,098	(366,924)	1,200,347	(426,901)
Softs	(567,633)	(257,006)	(516,691)	(255,472)
Stock indices	3,851,614	3,598,235	10,560,865	(28,814,853)

Total futures contracts	11,119,411	2,860,045	16,455,202	(24,057,979)

Forward currency contracts	(1,314,130)	674,114	(2,355,621)	1,579,805

Total futures and
forward currency contracts	$9,805,281	$3,534,159	$14,099,581	$(22,478,174)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2021 and 2020 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2021 and 2020 was approximately $122,000,000 and $137,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2021 and 2020

	2021		2020
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$20,338,456	$1,169,006	$10,894,122	$7,052,201
Grains	8,114,246	6,951,938	2,915,933	4,807,045
Interest rates	307,020,576	18,831,771	145,964,175	72,365,293
Livestock	294,540	486,967	197,170	6,537
Metals	19,085,489	258,457	12,006,013	3,073,785
Softs	1,321,607	1,778,462	1,026,203	1,226,488
Stock indices	73,103,215	13,333,986	52,453,340	13,442,685

Total futures contracts	429,278,129	42,810,587	225,456,956	101,974,034

Forward currency contracts	59,599,455	30,328,063	28,940,539	28,569,448

Total futures and
forward currency contracts	$488,877,584	$73,138,650	$254,397,495	$130,543,482

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2021 and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The averages have been calculated based on the amounts outstanding at the end of each quarter during the calculation period.

The customer agreements between the Partnership, the futures clearing brokers, including Deutsche Bank Securities Inc. (a wholly-owned subsidiary of Deutsche Bank AG), BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc.) and Goldman Sachs & Co. LLC, as well as the FX prime brokers, Deutsche Bank AG (“DB”) and Bank of America, N.A. (“BA”), give the Partnership the legal right to net unrealized gains and losses on open futures and foreign currency contracts. The Partnership ceased clearing futures trades through SG Americas Securities, LLC. during November 2020. The Partnership netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward currency contracts on the Statements of Financial Condition as the criteria under Balance Sheet (Topic 210) of the codification were met.

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2021 and December 31, 2020.

Offsetting derivative assets and liabilities at June 30, 2021

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$636,219	$(213,920)	$422,299
Counterparty J	428,420	(409,769)	18,651
Counterparty L	1,995,382	(1,743,161)	252,221

Total assets	$3,060,021	$(2,366,850)	$693,171

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$3,677,919	$(2,995,465)	$682,454
Counterparty K	6,480,787	(3,609,765)	2,871,022

Total liabilities	$10,158,706	$(6,605,230)	$3,553,476

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$422,299	$-	$(422,299)	$-
Counterparty J	18,651	-	(18,651)	-
Counterparty L	252,221	-	(252,221)	-

Total	$693,171	$-	$(693,171)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$682,454	$-	$(682,454)	$-
Counterparty K	2,871,022	-	(2,871,022)	$-

Total	$3,553,476	$-	$(3,553,476)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2021.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2021.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $15,765,277 and $7,519,618 at June 30, 2021 and December 31, 2020, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2021 and 2020. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2021	2020
Profit share earned	$-	$-
Reversal of profit share (1)	(237)	-
Profit share accrued	9,377	-
Total profit share	$9,140	$-

	Six months ended:
	June 30,	June 30,
	2021	2020
Profit share earned	$-	$60
Profit share accrued	9,377	-
Total profit share	$9,377	$60

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2021 and December 31, 2020, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2021 to August 12, 2021, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and six months ended June 30, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2021

Month Ended:		Total Partners' Capital

June 30, 2021		$125,774,200
March 31, 2021		118,471,908
December 31, 2020		118,548,929

	Three Months ended	Six Months ended
Change in Partners' Capital	$7,302,292	$7,225,271
Percent Change	6.16%	6.09%

THREE MONTHS ENDED JUNE 30, 2021

The increase in the Partnership’s net assets of $7,302,292 was attributable to net income after profit share of $8,997,510, which were partially offset by withdrawals of $1,695,218.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2021 decreased $45,830 relative to the corresponding period in 2020. This decrease was due to a decrease in average net assets of the Partnership during the three months ended June 30, 2021, relative to the corresponding period in 2020.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2021 decreased $364,491 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. treasury yields during the three months ended June 30, 2021 relative to the corresponding period in 2020.

During the three months ended June 30, 2021, the Partnership experienced net realized and unrealized gains of $9,790,599 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $714,130, administrative expenses of $76,412, custody fees and other expenses of $5,185 and accrued profit share to the General Partner of $9,140 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $11,778, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $8,997,510. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(1.07)%
Energies	2.88%
Grains	(0.55)%
Interest rates	2.78%
Livestock	0.02%
Metals	1.24%
Softs	(0.44)%
Stock indices	3.13%

Trading Gain	7.99%

SIX MONTHS ENDED JUNE 30, 2021

The increase in the Partnership’s net assets of $7,225,271 was attributable to net income after profit share of $12,410,017, which were partially offset by withdrawals of $5,184,746.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2021 decreased $246,164 relative to the corresponding period in 2020. This decrease was due to a decrease in average net assets of the Partnership during the six months ended June 30, 2021, relative to the corresponding period in 2020.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2021 decreased $999,334 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. treasury yields during the six months ended June 30, 2021 relative to the corresponding period in 2020.

During the six months ended June 30, 2021, the Partnership experienced net realized and unrealized gains of $13,952,713 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,393,392, administrative expenses of $149,943, custody fees and other expenses of $10,412 and accrued profit share to the General Partner of $9,377 were incurred. Interest income of $20,428 partially offset the Partnership expenses resulting in net income after profit share to the General Partner of $12,410,017. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(1.98)%
Energies	3.80%
Grains	0.27%
Interest rates	0.17%
Livestock	(0.09)%
Metals	0.96%
Softs	(0.42)%
Stock indices	9.11%

Trading Gain	11.82%

MANAGEMENT DISCUSSION –2021

Three months ended June 30, 2021

The Partnership was profitable in the quarter as gains from long positions in stock index, interest rate, energy and metals futures outpaced losses from trading currency forwards and grain and soft commodity futures.

For much of the quarter, reflation and reopening dynamics underpinned by expanding COVID-19 vaccinations and accommodative monetary and fiscal policies globally contributed to rising equity prices, commodity prices and interest rates. In May, market participants faced headwinds that at times impacted market sentiment including: declines in Bitcoin and SPAC prices; the Colonial pipeline cyberattack; and geopolitical tensions and/or negotiations between the U.S. and China, the U.S. and Iran, Israel and Hamas, and Russia/Belarus and the West. Importantly, evidence that inflation was increasing raised concerns that global monetary policies might become less accommodative. Central banks in Brazil, Russia, Turkey, Mexico, Hungary and the Czech Republic have raised official rates recently and monetary authorities in Canada, New Zealand and Norway have suggested it may be time to rein in crisis policies soon. The Federal Reserve (the “Fed”) continues to emphasize the “transitory” nature of recent inflation increases but financial markets were impacted following the Fed’s June meeting and indications that a number of Fed policy makers are considering Quantitative easing (“QE”) tapering and interest rates increases earlier than had been previously anticipated.

After peaking late in March, interest rates were volatile but drifted lower during most of the quarter. Following the June Fed meeting, rates fell to their lowest levels since late February and yield curves flattened, inflation expectations eased, real yields rose, gold declined and the U.S. dollar rebounded. Consequently, long positions in long-term U.S., U.K., Japanese, Canadian and Australian government bonds were profitable. On the other hand, trading of the U.S. 5-year note and European long-term interest rate futures produced partially offsetting losses.

Against this background of reflation and reopening, long positions in U.S., Canadian and EAFE equity index futures, and trading of European, Chinese and Taiwanese stock index futures were highly profitable. Elsewhere, short positions in Japanese and Brazilian equity futures posted partially offsetting losses.

During the quarter, Brent crude oil hit its highest price level since October 2018 and an increasingly bullish picture contributed to speculation that the price may eventually return to $100 a barrel. Prices drew support from expectations that the OPEC+ alliance – which meets on July 1 – won’t revive production quickly enough to prevent markets from tightening, and from continued production discipline from non-Organization of the Petroleum Exporting Countries’ shale producers who have exerted strong control on additional investments while focusing on returns to investors. Consequently, stockpiles are draining as fuel consumption rebounds in key regions including the U.S. and Europe. At the same time, the prospect of an imminent surge of Iranian oil is diminishing as talks to revive a nuclear deal continue. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short U.S. natural gas position posted a partially offsetting loss. Natural gas prices have risen sharply amid low global natural gas inventories after a long, cold winter; rebounding global demand along with the reopening global economy; and hot summer temperatures.

Reflation and reopening demand contributed to metals’ prices despite some intra-quarter volatility prompted by Chinese efforts to rein in “excessive” speculation and worries about possible changes in monetary policy. Long copper, gold, silver and aluminum positions were profitable, especially in April and May.

The U.S. dollar strengthened during the first quarter amid the U.S.’s vaccine distribution efforts (particularly relative to the rest of the world), fiscal policy support, economic reopening and rising interest rates. Subsequently, as those distinctions eroded, the U.S. dollar declined for much of the second quarter. However, the U.S. currency rebounded sharply in June, particularly after Federal Reserve officials suggested that they were starting to think about QE tapering and interest rate increases. Currency trading was mixed and unprofitable for the quarter. Short U.S. dollar trades against the currencies of Australia and New Zealand were unprofitable especially in the second half of the quarter. Long U.S. dollar trades against the Japanese yen and Norwegian krone posted losses, particularly in April. Trading the U.S. dollar against the euro, Polish zloty, Swedish krona, Brazilian real and Chilean peso added to the losses. On the other hand, during April and May, short U.S. dollar trades versus the British pound, Indian rupee, Israeli shekel, Russian ruble and Swiss franc produced partially offsetting profits.

Grains prices were volatile during the quarter, spiking and plunging along with a variety of events including drought concerns and robust demand from China, the U.S. and elsewhere as the global economy reopened; the multi-year highs reached in May while rains in the U.S. Midwest and Canada eased severe drought concerns; and the release of the USDA grain stocks June 30th report showing sharp inventory declines from a year ago. On balance, trading of wheat, corn and soybean meal registered losses, while a long soybean oil trade posted a partially offsetting gain.

A short coffee position was unprofitable when coffee prices increased as the 2020 drought reduced recent supplies from Brazil, Colombia and Nicaragua, and because logistics and customs issues constrained Brazilian exports. Trading of sugar was slightly unprofitable too.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2021.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  As of the quarter ending June 30, 2021, the Partnership sold no Interests to new and existing limited partners.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2021:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2021	$ (1,300,689)	$ (22,849)	$ (1,323,538)
May 31, 2021	(160,091)	(2,000)	(162,091)
June 30, 2021	(54,860)	(154,729)	(209,589)
Total	$ (1,515,640)	$ (179,578)	$ (1,695,218)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 12, 2021		(Principal Accounting Officer)