Form 10-Q
period 2021-09-30
NESTOR PARTNERS
filed 2021-11-12
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   September 30, 2021

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

New Jersey	22-2149317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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
For the three and nine months ended September 30, 2021 and 2020 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2021 (unaudited) and December 31, 2020
(b) For the three and nine months ended September 30, 2021 and 2020 (unaudited)
(c) For the nine months ended September 30, 2021 and 2020 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $25,340,591 and $16,975,256)	$25,339,134	$16,975,076
Net unrealized appreciation on open futures and forward
currency contracts	834,650	3,349,977
Due from brokers, net	6,046,680	3,504,342
Cash denominated in foreign currencies (cost $4,616,431
and $3,606,813)	4,532,076	3,778,714

Total equity in trading accounts	36,752,540	27,608,109

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $78,327,058 and $84,618,660)	78,323,081	84,609,461

CASH AND CASH EQUIVALENTS	5,124,651	9,230,173

ACCRUED INTEREST RECEIVABLE	619,699	727,283

TOTAL	$120,819,971	$122,175,026

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward
currency contracts	$1,484,235	$22,579
Accrued brokerage fees	164,912	194,550
Due to brokers, net	1,988,770	61
Accrued expenses	39,626	10,749
Capital withdrawals payable to Limited Partners	326,308	3,397,887
Capital withdrawals payable to General Partner	-	271
Accrued profit share	190	-

Total liabilities	4,004,041	3,626,097

PARTNERS' CAPITAL	116,815,930	118,548,929

TOTAL	$120,819,971	$122,175,026

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2021 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Energies	1.14%	$1,333,304
Grains	(0.00)	(2,670)
Interest rates	(0.34)	(392,324)
Livestock	0.01	8,890
Metals	(0.71)	(833,390)
Softs	0.05	54,106
Stock indices	(0.46)	(539,724)

Total long futures contracts	(0.31)	(371,808)

Short futures contracts:
Energies	(0.05)	(54,640)
Grains	0.23	269,815
Interest rates:
2 Year U.S. Treasury Note (111 contracts, settlement date December 2021)	0.01	16,391
5 Year U.S. Treasury Note (269 contracts, settlement date December 2021)	0.04	52,508
10 Year U.S. Treasury Note (114 contracts, settlement date December 2021)	0.01	10,688
Other	0.15	173,571

Total interest rates	0.21	253,158

Livestock	0.00	2,280
Metals	0.44	513,178
Softs	(0.01)	(15,299)
Stock indices	(0.02)	(18,242)

Total short futures contracts	0.80	950,250

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.49	578,442
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(4.05)	(4,732,908)
Total short forward currency contracts	3.00	3,504,881

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(1.05)	(1,228,027)

TOTAL	(0.56)%	$(649,585)

(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2021 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$47,840,000	U.S. Treasury notes, 2.000%, 11/15/2021	41.05%	$47,953,994
30,700,000	U.S. Treasury notes, 2.500%, 02/15/2022	26.52	30,980,617
24,470,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.17	24,727,604

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $103,667,649)	88.74%	$103,662,215

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2020

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.13%	$148,740
Grains	0.51	600,650
Interest rates:
2 Year U.S. Treasury Note (71 contracts, settlement date March 2021)	0.00	2,281
5 Year U.S. Treasury Note (426 contracts, settlement date March 2021)	0.04	41,976
10 Year U.S. Treasury Note (351 contracts, settlement date March 2021)	0.03	34,219
30 Year U.S. Treasury Bond (99 contracts, settlement date March 2021)	0.02	18,469
Other	0.23	277,026

Total interest rates	0.32	373,971

Metals	0.88	1,055,682
Softs	0.05	63,371
Stock indices	0.69	813,187

Total long futures contracts	2.58	3,055,601

Short futures contracts:
Energies	0.08	100,090
Grains	(0.05)	(58,775)
Interest rates	(0.00)	(4,342)
Livestock	(0.00)	(2,970)
Metals	(0.16)	(186,813)
Softs	(0.02)	(20,954)
Stock indices	0.11	131,299

Total short futures contracts	(0.04)	(42,465)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.54	3,013,136
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.45	1,716,305
Total short forward currency contracts	(1.18)	(1,402,043)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.27	314,262

TOTAL	2.81%	$3,327,398

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2020

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$49,140,000	U.S. Treasury notes, 2.250%, 02/15/2021	41.55%	$49,264,769
27,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.16	27,450,219
24,470,000	U.S. Treasury notes, 2.750%, 08/15/2021	20.98	24,869,549

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $101,593,916)	85.69%	$101,584,537

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2021	September 30, 2020
INVESTMENT INCOME:
Interest income, net	$3,014	$210,841

EXPENSES:
Brokerage fees	687,834	744,419
Administrative expenses	77,506	93,875
Custody fees and other expenses	5,259	6,348
Total expenses	770,599	844,642

NET INVESTMENT LOSS	(767,585)	(633,801)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,347,390)	3,735,492
Foreign exchange transactions	(194,841)	70,820
Net change in unrealized:
Futures and forward currency contracts	2,210,720	1,094,655
Foreign exchange translation	(14,981)	73,517
Net gains (losses) from U.S. Treasury notes:
Realized	-	16,885
Net change in unrealized	(3,120)	(191,702)

Total net realized and unrealized gains (losses)	(7,349,612)	4,799,667

NET INCOME (LOSS)	(8,117,197)	4,165,866
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(9,174)	42
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(8,108,023)	$4,165,824

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
INVESTMENT INCOME:
Interest income, net	$23,442	$1,230,603

EXPENSES:
Brokerage fees	2,081,226	2,383,975
Administrative expenses	227,449	281,962
Custody fees and other expenses	15,671	19,777

Total expenses	2,324,346	2,685,714

NET INVESTMENT LOSS	(2,300,904)	(1,455,111)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,939,894	(19,503,771)
Foreign exchange transactions	(107,133)	(86,592)
Net change in unrealized:
Futures and forward currency contracts	(3,976,983)	1,855,744
Foreign exchange translation	(256,256)	(89,026)
Net gains (losses) from U.S. Treasury notes:
Realized	(366)	120,213
Net change in unrealized	3,945	(73,722)

Total net realized and unrealized gains (losses)	6,603,101	(17,777,154)

NET INCOME (LOSS)	4,302,197	(19,232,265)
LESS PROFIT SHARE TO GENERAL PARTNER	203	102
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$4,301,994	$(19,232,367)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the nine months ended September 30, 2021:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2021	$59,408,722	$56,659,557	$-	$2,480,650	$118,548,929
Contributions	-	-	13	-	13
Withdrawals	(5,458,004)	(577,002)	-	-	(6,035,006)
Reclass (1)	138,837	(138,837)	-	-
Net income	1,532,219	2,648,353	-	121,625	4,302,197
General Partner's allocation:
New Profit-Accrued	(203)	-	-	-	(203)
PARTNERS' CAPITAL-
September 30, 2021	$55,621,571	$58,592,071	$13	$2,602,275	$116,815,930

For the nine months ended September 30, 2020:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2020	$87,909,416	$64,314,240	$-	$2,703,294	$154,926,950
Contributions	3,750,000	-	60	-	3,750,060
Withdrawals	(14,889,984)	(2,003,291)	-	-	(16,893,275)
Net loss	(11,896,502)	(7,046,634)	(7)	(289,122)	(19,232,265)
General Partner's allocation:
New Profit-Accrued	(102)	-	-	-	(102)
PARTNERS' CAPITAL-
September 30, 2020	$64,872,828	$55,264,315	$53	$2,414,172	$122,551,368

(1) Partner reclass from Special Limited Partner to Limited Partner

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended September 30, 2021 and 2020	Limited Partners		Special Limited Partners
	2021	2020	2021	2020

Ratios to average capital:
Net investment income loss (a)	(3.98)%	(3.28)%	(1.23)%	(0.34)%

Total expenses (a)	3.99%	3.95%	1.24%	1.00%
Profit share allocation (b) (c)	(0.02)%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	3.97%	3.95%	1.24%	1.00%

Total return before profit share allocation (b)	(6.82)%	3.01%	(6.17)%	3.78%
Less: profit share allocation (b) (c)	(0.02)%	0.00%	0.00%	0.00%
Total return after profit share allocation	(6.80)%	3.01%	(6.17)%	3.78%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the nine months ended September 30, 2021 and 2020	Limited Partners		Special Limited Partners
	2021	2020	2021	2020

Ratios to average capital:
Net investment income (loss) (a)	(3.96)%	(2.71)%	(1.18)%	0.18%

Total expenses (a)	3.99%	3.95%	1.21%	1.03%
Profit share allocation (b) (c)	0.00%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	3.99%	3.95%	1.21%	1.03%

Total return before profit share allocation (b)	2.45%	(12.83)%	4.61%	(10.90)%
Less: profit share allocation (b) (c)	0.00%	0.00%	0.00%	0.00%
Total return after profit share allocation	2.45%	(12.83)%	4.61%	(10.90)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2021(unaudited) and December 31, 2020 (audited) and the results of its operations for the three and nine months ended September 30, 2021 and 2020 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of December 31, 2020.

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

During the three and nine months ended September 30, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2021 and December 31, 2020 in valuing the Partnership’s investments at fair value. During the nine and twelve months ended September 30, 2021 and December 31, 2020, the Partnership held no assets or liabilities in Level 3. At September 30, 2021 and December 31, 2020, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$103,662,215	$-	$103,662,215
Short-Term Money Market Fund*	4,874,651	-	4,874,651
Exchange-Traded Futures Contracts
Energies	1,278,664	-	1,278,664
Grains	267,145	-	267,145
Interest rates	(139,166)	-	(139,166)
Livestock	11,170	-	11,170
Metals	(320,212)	-	(320,212)
Softs	38,807	-	38,807
Stock indices	(557,966)	-	(557,966)

Total exchange-traded futures contracts	578,442	-	578,442

Over-the-Counter Forward Currency Contracts	-	(1,228,027)	(1,228,027)

Total futures and forward currency contracts (2)	578,442	(1,228,027)	(649,585)

Total financial assets and liabilities at fair value	$109,115,308	$(1,228,027)	$107,887,281

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$25,339,134
Investments in U.S. Treasury notes			78,323,081
Total investments in U.S. Treasury notes			$103,662,215

(2)
Net unrealized appreciation on open futures and forward currency contracts			$834,650
Net unrealized depreciation on open futures and forward currency contracts			(1,484,235)
Total net unrealized depreciation on open futures and forward currency contracts			$(649,585)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$101,584,537	$-	$101,584,537
Short-Term Money Market Fund*	8,980,173	-	8,980,173
Exchange-Traded Futures Contracts
Energies	248,830	-	248,830
Grains	541,875	-	541,875
Interest rates	369,629	-	369,629
Livestock	(2,970)	-	(2,970)
Metals	868,869	-	868,869
Softs	42,417	-	42,417
Stock indices	944,486	-	944,486

Total exchange-traded futures contracts	3,013,136	-	3,013,136

Over-the-Counter Forward Currency Contracts	-	314,262	314,262

Total futures and forward currency contracts (2)	3,013,136	314,262	3,327,398

Total financial assets and liabilities at fair value	$113,577,846	$314,262	$113,892,108

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$16,975,076
Investments in U.S. Treasury notes			84,609,461
Total investments in U.S. Treasury notes			$101,584,537

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,349,977
Net unrealized depreciation on open futures and forward currency contracts			(22,579)
Total net unrealized appreciation on open futures and forward currency contracts			$3,327,398

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2021, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2021 and December 31, 2020. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$1,358,933	$(25,629)	$9,290	$(63,930)	$1,278,664
Grains	-	(2,670)	381,328	(111,513)	267,145
Interest rates	3,748	(396,072)	272,867	(19,709)	(139,166)
Livestock	9,240	(350)	2,280	-	11,170
Metals	224,715	(1,058,105)	864,815	(351,637)	(320,212)
Softs	57,425	(3,319)	-	(15,299)	38,807
Stock indices	30,155	(569,879)	103,373	(121,615)	(557,966)
Total futures contracts	1,684,216	(2,056,024)	1,633,953	(683,703)	578,442

Forward currency contracts	539,870	(5,272,778)	4,188,460	(683,579)	(1,228,027)

Total futures and
forward currency contracts	$2,224,086	$(7,328,802)	$5,822,413	$(1,367,282)	$(649,585)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$171,561	$(22,821)	$147,200	$(47,110)	$248,830
Grains	600,725	(75)	-	(58,775)	541,875
Interest rates	451,704	(77,733)	-	(4,342)	369,629
Livestock	-	-	350	(3,320)	(2,970)
Metals	1,218,228	(162,546)	121,935	(308,748)	868,869
Softs	63,528	(157)	260	(21,214)	42,417
Stock indices	916,090	(102,903)	135,736	(4,437)	944,486
Total futures contracts	3,421,836	(366,235)	405,481	(447,946)	3,013,136

Forward currency contracts	2,207,125	(490,820)	529,838	(1,931,881)	314,262

Total futures and
forward currency contracts	$5,628,961	$(857,055)	$935,319	$(2,379,827)	$3,327,398

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2021 and 2020 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2021 and 2020

Sector	Three months ended: September 30, 2021	Three months ended: September 30, 2020	Nine months ended: September 30, 2021	Nine months ended: September 30, 2020

Futures contracts:
Energies	$829,098	$593,366	$5,393,975	$5,582,670
Grains	236,185	(435,375)	555,414	384,196
Interest rates	(2,079,622)	(1,813,422)	(1,648,007)	(2,448,170)
Livestock	(14,170)	56,980	(119,210)	322,100
Metals	(698,008)	548,309	502,339	121,408
Softs	25,586	(3,277)	(491,105)	(258,749)
Stock indices	(2,655,873)	3,842,827	7,904,992	(24,972,026)

Total futures contracts	(4,356,804)	2,789,408	12,098,398	(21,268,571)

Forward currency contracts	(2,779,866)	2,040,739	(5,135,487)	3,620,544

Total futures and
forward currency contracts	$(7,136,670)	$4,830,147	$6,962,911	$(17,648,027)

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2021 and 2020 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2021 and 2020 was approximately $122,000,000 and $134,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2021 and 2020

	2021		2020
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Energies	$23,113,846	$1,275,987	$8,911,277	$6,718,330
Grains	6,147,309	9,342,858	4,539,716	4,543,772
Interest rates	244,089,488	42,428,068	210,815,600	54,680,755
Livestock	383,165	428,088	155,158	139,923
Metals	15,210,281	1,738,667	13,333,707	2,316,727
Softs	1,383,740	1,491,688	1,190,563	1,040,801
Stock indices	67,108,290	17,592,848	56,641,598	11,141,806

Total futures contracts	357,436,119	74,298,204	295,587,619	80,582,114

Forward currency contracts	50,342,715	49,671,763	45,720,939	24,124,986

Total futures and
forward currency contracts	$407,778,834	$123,969,967	$341,308,558	$104,707,100

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2021 and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2021 and December 31, 2020.

Offsetting derivative assets and liabilities at September 30, 2021

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$721,819	$(372,649)	$349,170
Counterparty L	2,402,224	(1,916,744)	485,480

Total assets	$3,124,043	$(2,289,393)	$834,650

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$450,334	$(194,126)	$256,208
Total futures contracts	450,334	(194,126)	256,208

Forward currency contracts
Counterparty G	$2,041,348	$(1,388,883)	$652,465
Counterparty K	3,915,009	(3,339,447)	575,562

Total liabilities	$6,406,691	$(4,922,456)	$1,484,235

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$349,170	$-	$(349,170)	-
Counterparty L	485,480	-	(485,480)	-

Total	$834,650	$-	$(834,650)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$256,208	$-	$(256,208)	$-
Counterparty G	652,465	-	(652,465)	$-
Counterparty K	575,562	-	(575,562)	$-

Total	$1,484,235	$-	$(1,484,235)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2021.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of September 30, 2021.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $14,155,803 and $7,519,618 at September 30, 2021 and December 31, 2020, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2021 and 2020. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2021	2020
Profit share earned	$13	$-
Reversal of profit share (1)	(9,377)	-
Profit share accrued	190	42
Total profit share	$(9,174)	$42

	Nine months ended:
	September 30,	September 30,
	2021	2020
Profit share earned	$13	$60
Profit share accrued	190	42
Total profit share	$203	$102

(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2021 and December 31, 2020, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2021 to November 12, 2021, the date this form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three and nine months ended September 30, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2021

Month Ended:		Total Partners' Capital

September 30, 2021		$116,815,930
June 30, 2021		125,774,200
December 31, 2020		118,548,929

	Three Months ended	Nine Months ended
Change in Partners' Capital	$(8,958,270)	$(1,732,999)
Percent Change	(7.12)%	(1.46)%

THREE MONTHS ENDED SEPTEMBER 30, 2021

The decrease in the Partnership’s net assets of $8,958,270 was attributable to net loss after profit share of $8,108,023 and withdrawals of $850,260, which was partially offset by contributions of $13.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended September 30, 2021 decreased $56,585 relative to the corresponding period in 2020. This decrease was due to a decrease in average net assets of the Partnership during the three months ended September 30, 2021, relative to the corresponding period in 2020.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2021 decreased $207,827 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. treasury yields during the three months ended September 30, 2021 relative to the corresponding period in 2020.

During the three months ended September 30, 2021, the Partnership experienced net realized and unrealized losses of $7,349,612 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $687,834, administrative expenses of $77,506, custody fees and other expenses of $5,259 were incurred. Interest income of $3,014 and a reversal of accrued profit share from the General Partner of $9,174 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $8,108,023. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(2.24)%
Energies	0.64%
Grains	0.22%
Interest rates	(1.80)%
Livestock	0.02%
Metals	(0.54)%
Softs	0.05%
Stock indices	(2.16)%

Trading Loss	(5.81)%

NINE MONTHS ENDED SEPTEMBER 30, 2021

The decrease in the Partnership’s net assets of $1,732,999 was attributable to withdrawals of $6,035,006, which was partially offset by net income after profit share of $4,301,994 and contributions of $13.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the nine months ended September 30, 2021 decreased $302,749 relative to the corresponding period in 2020. This decrease was due to a decrease in average net assets of the Partnership during the nine months ended September 30, 2021, relative to the corresponding period in 2020.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2021 decreased $1,207,161 relative to the corresponding period in 2020. This decrease was due predominantly to a decrease in short-term U.S. treasury yields during the nine months ended September 30, 2021 relative to the corresponding period in 2020.

During the nine months ended September 30, 2021, the Partnership experienced net realized and unrealized gains of $6,603,101 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,081,226, administrative expenses of $227,449, custody fees and other expenses of $15,671 and accrued profit share to the General Partner of $203 were incurred. Interest income of $23,442 partially offset the Partnership expenses resulting in net income after profit share to the General Partner of $4,301,994. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(4.20)%
Energies	4.43%
Grains	0.46%
Interest rates	(1.66)%
Livestock	(0.11)%
Metals	0.38%
Softs	(0.40)%
Stock indices	6.72%

Trading Gain	5.62%

MANAGEMENT DISCUSSION –2021

Three months ended September 30, 2021

The Partnership was unprofitable for the quarter as losses from trading equity, interest rate and metal futures, and currency forwards far outpaced gains from trading energy and grain futures. Trading of soft and livestock futures was flat.

Markets were roiled because the near-term global growth outlook, particularly for Asia, was negatively affected as the COVID-19 Delta variant spread and China experienced a multi-pronged regulatory crackdown in support of its Common Prosperity, national security, financial stability and environmental goals. The growth outlook was also impacted by continuing supply chain difficulties, including labor market shortages and mismatches, and rising prices—including soaring energy prices-- that have affected consumer demand. Furthermore, a reduction of fiscal stimulus globally, including from the U.S., and signs that central banks were beginning the process of scaling back on ultra-accommodative policies and returning to “more normal” stances likely worried market participants.

For most of the quarter interest rates were restrained by the growth slowdown. However, in late September, Federal Reserve (the “Fed”) Chairman Powell stressed that a Quantitative easing tapering was likely to begin by the end of 2021 and was expected to reach completion by mid-2022. Furthermore, there were indications that the first Fed official rate hike might occur in late 2022. These moves reflected the fact that the U.S. economy had made ‘substantial further progress’ on its inflation and unemployment goals and that economic growth was expected to rebound after the third quarter slowdown. At the same time, similar outlooks were posited by other central banks including the Bank of England, European Central Bank and Norges Bank, which became the first G-20 central bank to increase official rates since the onset of the global COVID-19 pandemic when it raised its policy rate from zero to 0.25%. Several other Central European and Latin America central banks have also raised rates recently to control inflation. Overall long positions in German, French, British, Australian and Japanese long-term bond futures registered losses, especially late in the quarter. Conversely, early in the period, long positions in German, U.S., Canadian and Italian 3-year to 10-year note futures posted partially offsetting gains.

During the quarter, equities were supported by strong earnings, liquidity and anticipated U.S. infrastructure spending. Still, creeping concerns about the durability of the global economic recovery and China’s regulatory crackdown contributed to turbulence in global equity markets that were near all-time highs amid thin summer trading. The Fed actions triggered an upsurge in interest rates, following which equity markets experienced a broad-based selloff. Overall, losses were sustained on long positions in U.S., Canadian, EAFE, and EURO STOXX 50 indices; from trading Asia ex-Japan indices; and from short VIX and VSTOXX volatility index positions. Partially offsetting profits were accrued on short Brazilian, emerging market, and Chinese H-share index positions; long positions in Japanese index futures; and trading Indian, Dutch and French stock index futures.

The U.S. dollar was volatile in a 2% band for most of the quarter before surging higher in late September after U.S. interest rates jumped higher. Indeed, by the end of the quarter, the U.S. dollar had reached its highest level of 2021, climbing about 4% in total from its May low. On balance, currency trading was unprofitable. Trading the Canadian dollar versus the U.S. dollar was unprofitable amid oil price swings, global growth worries, monetary policy pronouncements in both countries, and political uncertainties in Canada. Trading the UK sterling/U.S. dollar exchange rate was volatile and unprofitable amid concerns over the pace of global growth, the worldwide spike in COVID-19 infections and uncertainties about the future direction of monetary policy in each country. In Brazil, tension and noise in the domestic political-institutional environment and the deterioration in the country's fiscal prospects continue to threaten the economic outlook. However, the Brazilian real saw a 2% increase in official interest rates during the quarter as the central bank sought to contain rising inflation, and a short real/long U.S. dollar trade was unprofitable. Trading the U.S. dollar/Australian dollar exchange rate was volatile and unprofitable due in part to several factors including: the collapse in the iron ore price; surging gas and oil prices; China uncertainties; the Sydney COVID-19 lockdown, U.S. dollar strength and changing interest rate differentials. In addition, short U.S. dollar positions against the New Zealand dollar, Swiss franc, and several other currencies were particularly unprofitable in September. A long U.S. dollar/short Japanese yen trade did produce a fractional gain. Amid the changing growth and inflation outlooks, interest rate and U.S. dollar volatility, and supply chain disruptions, metal prices displayed wide swings. Trading of copper, zinc and platinum produced a fractional loss, while a long aluminum position and a short silver trade registered slightly offsetting gains.

Energy prices were volatile during the quarter. Growth worries related to the COVID-19 Delta variant and the continuing expansion of production by The Organization of the Petroleum Exporting Countries helped prompt a selloff during the first half of the period as evidenced by Brent crude oil which fell from about $76/barrel at the start of July to about $65/barrel on August 20, producing losses on long positions. Subsequently however, prices rebounded to close the quarter near $80/barrel as the Gulf of Mexico experienced crude oil production cuts following hurricanes Henri and Ida. There were also stronger than expected demand increases for oil and natural gas as market participants came to expect the 3Q growth slowdown to be temporary, and as businesses and consumers increased their usage of everything from gasoline to jet fuel as governments lifted COVID-19 social and travel restrictions. In addition, a surge in natural gas prices that will likely lead to “gas to oil” switching in the power business, especially in Europe, and persistent tightness in crude oil and natural gas inventories impacted energy prices. Consequently, long positions in Brent crude, heating oil, London gas oil and U.S. natural gas were highly profitable during late August and in September, and for the quarter overall.

Lastly, grain trading was slightly profitable as gains from short corn, soybean and soybean meal positions fractionally outdistanced losses from short wheat positions.

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

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2020 decreased $650,691 relative to the corresponding period in 2019. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in average net assets during the three months ended September 30, 2020 relative to the corresponding period in 2019.

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

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2020 decreased $1,491,088 relative to the corresponding period in 2019.  This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in average net assets during the nine months ended September 30, 2020 relative to the corresponding period in 2019.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2021.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  As of the quarter ending September 30, 2021, the Partnership sold no Interests to new and existing limited partners.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2021:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2021	$ (382,491)	$ (53,202)	$ (435,693)
August 31, 2021	(73,559)	(14,700)	(88,259)
September 30, 2021	(102,544)	(223,764)	(326,308)
Total	$ (558,594)	$ (291,666)	$ (850,260)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 12, 2021		(Principal Accounting Officer)