Form 10-K
period 2021-12-31
NESTOR PARTNERS
filed 2022-03-31
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2021

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2021 and 2020 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2021, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of December 31, 2021, the aggregate net asset value of the Partnership was $118,360,598.  The value at December 31, 2021 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $56,985.73, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2021.

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

(c)    Description of business

The Partnership engages in the speculative trading of futures, forward and spot contracts and may trade options thereon as well as swap contracts.  The Partnership’s sole trading advisor is the General Partner.  The Partnership trades, pursuant to the General Partner’s Diversified Portfolio, in the agricultural, metals, energy, interest rate and stock indices futures markets and in the currency markets, trading primarily forward contracts in the interbank market.  The General Partner makes its systematically-based trading decisions pursuant to its investment and trading methodology, based on signals generated from an analysis a range of quantitative data, as well as certain money management principles, each of which may be revised from time to time. The objective of the General Partner’s investment and trading methods is to consider these multiple data inputs, or “factors,” in order to arrive at relatively near-term forecasts for each traded instrument and take appropriate risk-managed positions.

Trades generated by quantitative models may be profitable or unprofitable. Since the General Partner is well aware that many trades will ultimately lose money, its objective is to generate more frequent and/or larger profitable trades than losing trades. During periods in which market behavior differs significantly from that analyzed to build the models, or periods where data inputs important to predicting price movements were not included in those analyzed to build the models, substantial losses are possible, and even likely.

The General Partner is engaged in an ongoing research effort to improve its investment and trading methods and to apply its quantitative analytic expertise to new financial products, markets and instruments.

Successful systematic trading depends on several elements. Two of the main elements are the development and selection of the trading systems used in each market and the allocation of portfolio risk among the markets available for trading.

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

Over approximately 51 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, the mandate of the strategy, and the General Partner’s judgement and experience. Each instrument is traded using a diversified set of systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Partnership: profitability, market liquidity, professional judgment, desired diversification, transaction costs, and exchange and other regulations. The current allocation to any market in the Partnership’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation. These allocation levels may be exceeded in the future in the discretion of the General Partner.

Risk is a function of both price level and price volatility. For example, for any given level of volatility, a 100,000 barrel crude oil position is worth more and is, therefore, probably more risky with oil at $90 per barrel than with oil at $50 per barrel. Similarly, oil would be more risky if prices are moving in a 5% daily range than if prices are moving in a 1% daily range. The General Partner sizes the position in each market taking into account its measurement of risk based on price level and volatility in that market. Market exposure is then managed by the position-sizing models which measure the risk in the portfolio’s position in each market. In the event the model determines that the risk has changed beyond an acceptable threshold, it will signal a change in the position — a decrease in position size when risk increases and an increase in position size when risk decreases. The General Partner’s position-sizing models seek to maintain overall portfolio risk and distribution of risk across markets within designated ranges. The position-sizing model manages the position traded in the aggregate through the combination of the (directional) trading systems discussed above.

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

 Another important risk management function is the careful control of leverage or total portfolio exposure.  Leverage levels are determined by simulating the entire portfolio — all markets, all systems, all risk control models, the exact weightings of the markets in the portfolio and the proposed level of leverage — over multiple years to determine the portfolio’s simulated risk and return characteristics as well as the simulated worst-case drawdown experienced by the portfolio in the simulation period.  The simulated worst-case drawdown, or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high.  If the General Partner considers this simulated drawdown too severe or the portfolio’s simulated volatility too high, it can set the leverage or level of the actual portfolio accordingly so as to reduce the total portfolio exposure.  There are, however, no restrictions on the amount of leverage the Partnership may use at any given time.

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

(b)    Holders

As of December 31, 2021, there were 368 holders of Interests.

(c)    Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2021 and December 31, 2021, the Partnership did not issue any Interests.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may withdraw capital from their capital accounts in the Partnership as of the end of each calendar month. The withdrawal of capital by limited partners has no impact on the value of the capital accounts of other limited partners.

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2021:

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2021	$51,617	$545,604
November 30, 2021	$303,609	$624,655
December 31, 2021	$398,687	$60,000

Total	$753,913	$1,230,259

Item 6.    [Reserved]

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2021

During 2021, the Partnership achieved net realized and unrealized gains of $11,171,262 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $2,791,006, administrative expenses of $302,794 and custody fees and other expenses of $20,703 were paid or accrued. The Partnership paid a profit share to the General Partner of $478. Interest income of $24,566 partially offset the Partnership’s expenses resulting in a net income after profit share to the General Partner of $8,080,847.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(4.57)%
Energies	5.24%
Grains	(0.38)%
Interest rates	2.01%
Livestock	(0.04)%
Metals	0.13%
Softs	(0.64)%
Stock indices	8.03%

Total	9.78%

The Partnership was profitable for the period under review as gains from long equity and energy futures positions and trading of interest rate futures outdistanced the losses from trading currency forwards and non-energy commodity futures.

The global reflation trade improved throughout most of the first half of 2021 in response to monetary and fiscal policy actions from global authorities—especially in the U.S.; improvements in economic activity as economies cautiously reopened; and positive news concerning COVID-19 therapies and vaccines. However, during the second half of the year the global growth outlook was jolted periodically by the spread first of the COVID-19 Delta variant and later by the spread of the COVID-19 Omicron variant; by China’s multi-pronged regulatory actions in support of its Common Prosperity, national security, financial stability and environmental goals; by supply chain difficulties, labor market shortages and soaring inflation that blunted consumer demand. The growth outlook was also impacted by a reduction of fiscal stimulus globally and by central banks beginning the process of scaling back ultra-accommodative policies. Geopolitical conflicts between the U.S. on the one hand and China, Russia and Iran on the other also worried market participants.

Trading of equity futures was highly profitable during the January-June period when the reflation story was strongest. Equity markets were unaffected by the negative effects of the January Reddit and March Archegos events, as well as the week-long Suez Canal closure. During the summer, concerns about the durability of the global economic recovery and China’s regulatory crackdown contributed to turbulence in global equity markets that were at near all-time highs. Later in the year, shifting central bank policies, Omicron variant worries, geopolitical tensions and global growth concerns periodically impacted the enthusiasm for equities. Still, massive liquidity, negative real yields, and strong actual and expected earnings growth contributed to the bull case for stocks. On balance, long positions in U.S., Canadian, European, British and EAFE stock index futures were profitable. Short positions in Brazilian and VIX futures, and trading of Chinese, Hong Kong and the MSCI emerging markets index futures were also profitable. Meanwhile, trading of Japanese and South African index futures were slightly unprofitable.

Energy prices, despite a few sharp retrenchments amid growth worries, climbed during the January-November period. The price of Brent crude oil climbed from around $50/barrel at the start of the year to more than $86/barrel in late November amid a bullish picture that sparked speculation the price may return to $100 a barrel. There were demand increases for oil and natural gas as economies reopened, and as market participants viewed growth slowdowns as temporary. A surge in natural gas prices led to “gas to oil” switching in the power business, especially in Europe. On the supply side, prices drew some support from continued production discipline by both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers. Consequently, inventories drained rapidly. However, the post-Thanksgiving emergence of the Omicron strain of COVID-19; Senator Manchin’s unexpected “NO” on the Biden administration’s “Build Back Better” legislation; and the Chinese growth slowdown contributed to the collapse of energy prices and Brent crude plunging below $70/barrel before closing the year near $78/barrel. On balance, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were profitable. On the other hand, a short U.S. natural gas position was unprofitable, particularly during the first eight months of the year.

Interest rates were volatile during the period as evidenced by the U.S. 10-year government bond rate that spiked from around 0.90% at the start of the year to 1.75% at the end of March, fell back to about 1.10% at the start of August, and jumped again to near 1.70% in late October before closing the year around 1.50%. This path for interest rates reflected the ebb and flow of actual and anticipated moves in global growth and inflation which in turn was similar to the timing of COVID-19 pandemic spikes, global monetary, fiscal and regulatory policy shifts and the heightening of geopolitical tensions particularly involving the U.S., China, Russia and Iran. On balance, trading of U.S. and, to a lesser extent, Canadian, British, Japanese and Australian interest rate futures were profitable. Meanwhile, trading of European interest rate futures produced partially offsetting losses.

Although the U.S. dollar did advance in 2021, especially late in the year, trading of individual currency pairs was volatile and trading of currency forwards was broadly unprofitable. Currency markets were impacted by fluid growth, inflation, and interest rate developments. Commodity price swings, the evolution of the COVID-19 pandemic and political uncertainties involving various countries also contributed to exchange rate volatility. Trading the U.S. dollar against the Australian, Canadian, New Zealand, Brazilian, British, Swiss, and Swedish currencies, the euro and a few other currencies was unprofitable. Trading the euro against other European currencies was also unprofitable. On the other hand, a long U.S. dollar/short Japanese yen trade, a short U.S. dollar/long Russian ruble position and trading the dollar versus the Israeli and South African units registered somewhat offsetting gains.

Finally, trading of non-energy commodities was fractionally negative. A short coffee position was unprofitable in April and May as prices increased in part because the 2020 drought reduced supplies from Brazil, Columbia and Nicaragua, and logistics and customs issues further constrained Brazilian exports. Trading of sugar was also slightly unprofitable. Wheat prices were volatile during the year and trading of wheat was unprofitable. On the other hand, long soybean and soybean oil trades were profitable during the first half of the year amid strong Chinese demand, weaker than expected U.S. harvests and dry weather in South America. Late in the year, a long soybean meal trade was profitable. Reflation and reopening demand positively impacted metal prices and long copper and aluminum trades were profitable early in the year. In addition, a short silver position was profitable near year end. Conversely, trading of gold, nickel and zinc produced partially offsetting losses.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2021 and 2020, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2021, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The principals and senior officers of the General Partner as of December 31, 2021 are as follows:

Harvey Beker, age 68. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 63. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 52. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 52. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 74. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 64. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 70. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 45. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner. Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner. Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

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

(b)    Security Ownership of Management

 The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2021, the General Partner’s interest was valued at $2,446,496, which constituted 2.07% of the Partnership’s capital.

As of December 31, 2021, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$376,830	$12,174,725	0.31%	10.51%

Gregg Buckbinder	$239,408	$568,890	0.21%	0.49%

Crapple Marital Trust	$1,053,613	$6,299,351	0.91%	5.43%

Steven M. Felsenthal	$0	$199,931	0.00%	0.17%

Mark Fitzsimmons	$0	$3,590,244	0.00%	3.10%

Barry Goodman	$71,154	$3,223,646	0.06%	2.78%

Grant Smith	$4,823,957	$2,650,671	4.17%	2.29%

Ilon Wu	$0	$73,552	0.00%	0.06%

Directors and executive officers of the General Partner as a group	$6,564,962	$28,781,010	5.66%	24.83%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid $2,791,006 in brokerage fees to the General Partner and allocated $478 in profit share to the General Partner for the year ended December 31, 2021. The General Partner’s capital interest was allocated a net gain of $215,846 for the year ended December 31, 2021. The Partnership paid $3,076,972 in brokerage fees to the General Partner and allocated $276 in profit share to the General Partner for the year ended December 31, 2020. The General Partner’s capital interest was allocated a net loss of $222,649 for the year ended December 31, 2020. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets. The Partnership incurred administrative expenses of $302,794 during the year ended December 31, 2021. The Partnership incurred administrative expenses of $328,706 during the year ended December 31, 2020. The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2021 and 2020 were approximately $92,000 and $120,000, respectively.

(2)           Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2021 and 2020.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2021 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2021 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2022.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2022
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2022
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2022
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2022
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2022
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2022
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2021 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Nestor Partners

(A New Jersey Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2021 and 2020, and Report of Independent Registered
Public Accounting Firm

.

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the statements of financial condition, including the condensed schedules of investments, of Nestor Partners as of December 31, 2021 and 2020, and the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2021, are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
General Partner of Nestor Partners

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Nestor Partners:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Nestor Partners (the “Partnership”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations, the changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2021, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

March 21, 2022

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

NESTOR PARTNERS

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes −− at fair value
(amortized cost $19,568,494 and $16,975,256)	$19,563,280	$16,975,076
Net unrealized appreciation on open futures and forward
currency contracts	481,160	3,349,977
Due from brokers	3,826,824	3,504,342
Cash denominated in foreign currencies (cost $1,080,882
and $3,606,813)	1,072,270	3,778,714

Total equity in trading accounts	24,943,534	27,608,109

INVESTMENTS IN U.S. TREASURY NOTES −− at fair value
(amortized cost $85,727,554 and $84,618,660)	85,711,769	84,609,461

CASH AND CASH EQUIVALENTS	8,987,690	9,230,173

ACCRUED INTEREST RECEIVABLE	676,077	727,283

TOTAL	$120,319,070	$122,175,026

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward
currency contracts	$766,206	$22,579
Accrued brokerage fees	187,123	194,550
Due to brokers	93,087	61
Cash overdrafts denominated in foreign currencies (cost $177,683
and $0)	177,244	-
Accrued expenses	25,658	10,749
Capital withdrawals payable to limited partners	458,676	3,397,887
Capital withdrawal payable to General Partner	250,478	271

Total liabilities	1,958,472	3,626,097

PARTNERS' CAPITAL	118,360,598	118,548,929

TOTAL	$120,319,070	$122,175,026

See notes to financial statements

.

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,688
Energies	0.42	492,605
Grains	0.01	12,662
Interest rates	(0.79)	(939,443)
Livestock	(0.01)	(5,370)
Metals	1.01	1,197,013
Softs	(0.01)	(15,847)
Stock indices	0.19	224,522

Total long futures contracts	0.82	969,830

Short futures contracts:
Currencies	0.00	1,398
Energies	0.06	65,449
Grains	0.01	6,149
Interest rates	0.04	49,461
Livestock	0.00	5,170
Metals	(0.89)	(1,047,948)
Softs	0.01	6,910
Stock indices	0.03	38,964

Total short futures contracts	(0.74)	(874,447)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	0.08	95,383
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,688,217
Total short forward currency contracts	(1.75)	(2,068,646)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	(0.32)	(380,429)

TOTAL	(0.24)%	$(285,046)

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,700,000	U.S. Treasury notes, 2.500%, 02/15/2022	26.01%	$30,788,742
47,840,000	U.S. Treasury notes, 2.375%, 03/15/2022	40.61	48,062,381
26,270,000	U.S. Treasury notes, 1.750%, 05/15/2022	22.32	26,423,926

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,296,048)	88.94%	$105,275,049

See notes to financial statements			(Concluded)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Energies	0.13%	$148,740
Grains	0.51	600,650
Interest rates:
2 Year U.S. Treasury Note (71 contracts, settlement date March 2021)	0.00	2,281
5 Year U.S. Treasury Note (426 contracts, settlement date March 2021)	0.04	41,976
10 Year U.S. Treasury Note (351 contracts, settlement date March 2021)	0.03	34,219
30 Year U.S. Treasury Bond (99 contracts, settlement date March 2021)	0.02	18,469
Other	0.23	277,026

Total interest rates	0.32	373,971

Metals	0.88	1,055,682
Softs	0.05	63,371
Stock indices	0.69	813,187

Total long futures contracts	2.58	3,055,601

Short futures contracts:
Energies	0.08	100,090
Grains	(0.05)	(58,775)
Interest rates	(0.00)	(4,342)
Livestock	(0.00)	(2,970)
Metals	(0.16)	(186,813)
Softs	(0.02)	(20,954)
Stock indices	0.11	131,299

Total short futures contracts	(0.04)	(42,465)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	2.54	3,013,136
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.45	1,716,305
Total short forward currency contracts	(1.18)	(1,402,043)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.27	314,262

TOTAL	2.81%	$3,327,398

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2020

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$49,140,000	U.S. Treasury notes, 2.250%, 02/15/2021	41.55%	$49,264,769
27,200,000	U.S. Treasury notes, 2.625%, 05/15/2021	23.16	27,450,219
24,470,000	U.S. Treasury notes, 2.750%, 08/15/2021	20.98	24,869,549

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $101,593,916)	85.69%	$101,584,537

See notes to financial statements			(Concluded)

NESTOR PARTNERS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

INVESTMENT INCOME −− Interest income, net	$24,566	$1,291,592

EXPENSES:
Brokerage fees	2,791,006	3,076,972
Administrative expenses	302,794	328,706
Custody fees and other expenses	20,703	25,119

Total expenses	3,114,503	3,430,797

NET INVESTMENT LOSS	(3,089,937)	(2,139,205)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	15,198,115	(17,834,771)
Foreign exchange transaction	(222,349)	(87,791)
Net change in unrealized:
Futures and forward currency contracts	(3,612,444)	3,425,990
Foreign exchange translation	(180,074)	46,771
Net gains (losses) from U.S. Treasury notes:
Realized	(366)	120,040
Net change in unrealized	(11,620)	(130,439)

Total net realized and unrealized gains (losses)	11,171,262	(14,460,200)

NET INCOME (LOSS)	8,081,325	(16,599,405)

LESS PROFIT SHARE TO GENERAL PARTNER	478	276

NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$8,080,847	$(16,599,681)

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2021 AND 2020

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL −− January 1, 2020	$87,909,416	$64,314,240	$-	$2,703,294	$154,926,950

Contributions	3,750,000	-	-	-	3,750,000

Withdrawals	(21,446,593)	(2,081,752)	-	(271)	(23,528,616)

Net loss	(10,803,825)	(5,572,931)	(5)	(222,644)	(16,599,405)

General Partner's allocation −− profit share	(276)	-	276	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(271)	271	-

PARTNERS' CAPITAL −− December 31, 2020	59,408,722	56,659,557	-	2,480,650	118,548,929

Contributions	-	-	-	-	-

Withdrawals	(6,211,917)	(1,807,261)	-	(250,478)	(8,269,656)

Reclass (1)	138,837	(138,837)	-	-	-

Net income	3,125,848	4,739,631	-	215,846	8,081,325

General Partner's allocation −− profit share	(478)	-	478	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(478)	478	-

PARTNERS' CAPITAL −− December 31, 2021	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598

(1) Partner reclass from Special Limited Partner to Limited Partner

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

	Limited Partners		Special Limited Partners
	2021	2020	2021	2020

Ratios to average capital −−
Net investment loss	(3.97)%	(2.94)%	(1.21)%	(0.06)%

Total expenses	3.99%	3.95%	1.23%	1.03%
Profit share allocation(1)	0.00%	0.00%	0.00%	0.00%

Total expenses and profit share allocation	3.99%	3.95%	1.23%	1.03%

Total return before profit share allocation	5.38%	(11.13)%	8.33%	(8.50)%
Less profit share allocation(1)	0.00%	0.00%	0.00%	0.00%

Total return after profit share allocation	5.38%	(11.13)%	8.33%	(8.50)%

(1) In instances of 0.00%, value is less than 0.01% when
rounded to two decimal places
See notes to financial statements

NESTOR PARTNERS

NOTES TO FINANCIAL STATEMENTS

Years ENDED DECEMBER 31, 2021 AND 2020

1. ORGANIZATION

Nestor Partners (the “Partnership”) is a limited partnership which was organized in 1976 under the New Jersey Uniform Limited Partnership Act. The Limited Partnership Agreement (the “Agreement”) was amended and restated as of November 1, 2016. The Partnership engages in the speculative trading of futures and forward currency contracts. The instruments traded by the Partnership are volatile and involve a high degree of market risk.

The General Partner of the Partnership is Millburn Ridgefield Corporation (the “General Partner”). Principals, employees, former employees and other affiliates of the General Partner have invested in the Partnership as special limited partners.

The Agreement provides that subject to certain limitations, the General Partner shall conduct and manage the business of the Partnership. The General Partner has the right to make all investment decisions regarding the Partnership, authorize the payments of distributions to partners, enter into customer agreements with brokers and take such other actions as it deems necessary or desirable to manage the business of the Partnership.

The limited partners, special limited partners, New Profit Memo Account (see Note 4) and the General Partner share in the profits and losses of the Partnership which are determined before brokerage fees (Note 2) and profit share allocations on the basis of their proportionate interests of Partnership capital (Note 4). The special limited partners are charged lower brokerage fees than limited partners in accordance with the Agreement. No limited partner or special limited partner shall be liable for Partnership obligations in excess of their capital contribution plus profits allocated to their capital accounts, if any.

Subject to certain conditions, a partner has the right to redeem all or a portion of its partnership capital as of any month-end upon fifteen days’ prior written notice to the General Partner. In its sole discretion, the General Partner may permit redemptions on shorter notice or as of a date other than month-end. Partners who purchased their interests through certain selling agents and redeem their partnership capital prior to the one-year anniversary of their subscription will pay the applicable early redemption fee. Redemptions will be made as of the last day of the month for an amount equal to the net asset value of the portion of a partner’s capital being redeemed; a redeeming partner shall receive such redeemed capital less the redemption fee, if any.

The General Partner, subject to Commodity Futures Trading Commission requirements, may (at its discretion) sell additional Limited Partnership Interests to persons desiring to become limited partners.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as detailed in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”).

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

Investments — The Partnership records its transactions in futures and forward currency contracts and United States (“U.S.”) Treasury notes, including related income and expenses, on a trade-date basis.

Open futures contracts are valued at quoted market values. Open forward currency contracts are valued at fair value which is based on pricing models that consider the time value of money and the current market and contractual prices of the underlying financial instruments. Brokerage commissions on open futures contracts are expensed when contracts are opened. Realized gains (losses) and changes in unrealized appreciation (depreciation) on futures and forward currency contracts are recognized in the periods in which the contracts are closed or the changes in the value of open contracts occur and are included in net realized and unrealized gains (losses) in the Statements of Operations.

Investments in U.S. Treasury notes are valued at fair value based on the midpoint of bid/ask quotations reported daily at 3 pm EST by Bloomberg. The Partnership amortizes premiums and accretes discounts on U.S. Treasury notes. Such securities are normally on deposit with financial institutions (see Note 7) as collateral for performance of the Partnership’s trading obligations with respect to derivative contracts or are held for safekeeping in a custody account at HSBC Bank USA, N.A.

Cash and Cash Equivalents — Cash and cash equivalents includes cash and investments in Dreyfus Treasury Prime Cash Management, a short-term U.S. government securities money market fund, that is readily convertible to cash and has an original maturity of 90 days or less.

Cash Denominated in Foreign Currencies — Includes foreign currency cash held at the Partnership’s trading counterparties. Foreign cash deficits, if applicable, are presented in the liabilities section of the Statements of Financial Condition.

Foreign Currency Translation — Assets and liabilities denominated in foreign currencies are translated to U.S. Dollars at prevailing exchange rates of such currencies. Purchases and sales of investments are translated to U.S. Dollars at the exchange rate prevailing when such transactions occurred.

Brokerage Fees — The Agreement provides that the Partnership shall charge the limited partners’ capital accounts and pay the General Partner brokerage fees at a fixed rate of 0.375% per month of net asset value (4.5% per annum) of limited partnership interest. The General Partner retains the right to charge less than the annual brokerage rate except as specified in the Agreement.

Administrative Expenses — The Partnership bears expenses, including periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of the average net assets of the Partnership. The General Partner bears any excess over such amounts. The Partnership will pay any extraordinary expenses applicable to it.

During the years ended December 31, 2021 and 2020, the amount of administrative expenses over 1/4 of 1% per annum of the average net assets of the Partnership was $29,588 and $51,312, respectively.

Income Taxes — The Partnership is treated as a limited partnership for federal and state income tax reporting purposes. Accordingly, the Partnership prepares calendar year U.S. federal and applicable state tax returns and reports to the partners their allocable shares of the Partnership’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as the partners are responsible for the payment of taxes.

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2018 to 2021, the General Partner has determined that no reserves for uncertain tax positions were required.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

Right of Offset — The customer agreements between the Partnership and its brokers give the Partnership the legal right to net unrealized gains and losses with each broker. Unrealized gains and losses related to offsetting transactions with these brokers are reflected on a net basis in the equity in trading accounts in the Statements of Financial Condition as the criteria under FASB Accounting Standards Codification Topic 210, “Balance Sheet,” were met.

Fair Value of Financial Instruments — The fair value of the Partnership’s assets and liabilities, which qualify as financial instruments under Fair Value Measurement (Topic 820) of the Codification, approximates the carrying amounts presented in the Statements of Financial Condition. The topic defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining fair value, the Partnership separates its investments into two categories: cash instruments and derivative contracts.

Cash Instruments — The Partnership’s cash instruments are generally classified within Level 1 of the fair value hierarchy because they are typically valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include U.S. government obligations and an investment in a quoted short-term U.S. government securities money market fund. The General Partner of the Partnership does not adjust the quoted price for such instruments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Derivative Contracts — Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded futures contracts are valued based on quoted closing settlement prices and typically fall within Level 1 of the fair value hierarchy.

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

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2021 and 2020 in valuing the Partnership’s investments at fair value. At December 31, 2021 and 2020, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 105,275,049	$ -	$ 105,275,049
Short-Term Money Market Fund*	8,737,690	-	8,737,690
Exchange-Traded Futures Contracts
Currencies	5,086	-	5,086
Energies	558,054	-	558,054
Grains	18,811	-	18,811
Interest rates	(889,982)	-	(889,982)
Livestock	(200)	-	(200)
Metals	149,065	-	149,065
Softs	(8,937)	-	(8,937)
Stock indices	263,486	-	263,486

Total exchange-traded futures contracts	95,383	-	95,383

Over-the-Counter Forward Currency Contracts	-	(380,429)	(380,429)

Total futures and forward currency contracts (2)	95,383	(380,429)	(285,046)

Total financial assets and liabilities at fair value	$ 114,108,122	$ (380,429)	$ 113,727,693

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 19,563,280
Investments in U.S. Treasury notes			85,711,769
Total investments in U.S. Treasury notes			$ 105,275,049

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 481,160
Net unrealized depreciation on open futures and forward currency contracts			(766,206)
Total net unrealized depreciation on open futures and forward currency contracts			$ (285,046)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial
Condition.

Financial assets and liabilities at fair value as of December 31, 2020

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 101,584,537	$ -	$ 101,584,537
Short-Term Money Market Fund*	8,980,173	-	8,980,173
Exchange-Traded Futures Contracts
Energies	248,830	-	248,830
Grains	541,875	-	541,875
Interest rates	369,629	-	369,629
Livestock	(2,970)	-	(2,970)
Metals	868,869	-	868,869
Softs	42,417	-	42,417
Stock indices	944,486	-	944,486

Total exchange-traded futures contracts	3,013,136	-	3,013,136

Over-the-Counter Forward Currency Contracts	-	314,262	314,262

Total futures and forward currency contracts (2)	3,013,136	314,262	3,327,398

Total financial assets at fair value	$ 113,577,846	$ 314,262	$ 113,892,108

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 16,975,076
Investments in U.S. Treasury notes			84,609,461
Total investments in U.S. Treasury notes			$ 101,584,537

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 3,349,977
Net unrealized depreciation on open futures and forward currency contracts			(22,579)
Total net unrealized appreciation on open futures and forward currency contracts			$ 3,327,398

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of
Financial Condition.

3. Administrator agreement

The Partnership has engaged SS&C (USA) Inc. (the “Administrator”) to provide certain administrative services, including, but not limited to, maintaining the books and records of the Partnership and valuation of the Partnerships’ net asset value.

4. PROFIT SHARE ALLOCATION

The Agreement provides the General Partner’s profit share equal to 20% of Trading Profits, as defined, at the end of each year is charged to the limited partners’ capital accounts. New Trading Profits includes realized and unrealized trading profits (losses), interest income, brokerage fees, trading-related expenses and administrative expenses. For limited partners’ withdrawals during the year, the profit share calculation shall be computed as though the withdrawal date was at year-end. Profit share attributable to interests redeemed during a year is tentatively credited to an account maintained for bookkeeping purposes called New Profit Memo Account. Because limited partners may purchase their partnership interests at different times, they may recognize different amounts of Trading Profits. Each limited partner pays a profit share only on Trading Profits applicable to its partnership interest. Limited partners who make multiple investments in the Partnership receive separate partnership interests for purposes of tracking the profit share. Accordingly, in any given year some limited partners may experience net gains and be charged the 20% profit share allocation for all or a portion of their interests where limited partners in the aggregate experienced net losses.

Any profit share charged is added to the General Partner’s capital account to the extent net taxable capital gains are allocated to the General Partner and the remainder, if any, of such profit share is added to the New Profit Memo Account. The General Partner may not make any withdrawal from the balance in the New Profit Memo Account. If, at the end of a subsequent year, net taxable gains are allocated to the General Partner in excess of such year’s profit share, a corresponding amount is transferred from the New Profit Memo Account to the General Partner’s capital account.

5. DUE FROM/to BROKERS

At December 31, 2021 and 2020, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from broker balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

6. TRADING ACTIVITIES

The Partnership conducts its futures trading with various futures commission merchants (“FCMs”) on futures exchanges and its forward currency trading with various banks or dealers (“Dealers”) in the interbank markets. Substantially all assets included in the Partnership’s equity in trading accounts and certain liability accounts, as discussed below, were held as collateral by such FCMs in either U.S. regulated segregated accounts (for futures contracts traded on U.S. exchanges) or non-U.S. secured accounts (for futures contracts traded on non-U.S. exchanges) as required by U.S. Commodity Futures Trading Commission’s regulations, or held as collateral by the Dealers.

Liabilities in the Statements of Financial Condition that are components of equity in trading accounts include net unrealized depreciation on open futures and forward currency contracts, cash denominated in foreign currencies and due to brokers, if any.

The Partnership enters into contracts with various institutions that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown. However, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

7. DERIVATIVE INSTRUMENTS

The Partnership is party to derivative financial instruments in the normal course of its business. These financial instruments include futures and forward currency contracts which may be traded on an exchange or OTC.

The Partnership records its derivative activities on a mark-to-market basis as described in Note 2. For OTC contracts, the Partnership enters into master netting agreements with its counterparties. Therefore, assets represent the Partnership’s unrealized gains less unrealized losses for OTC contracts in which the Partnership has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties on OTC contracts.

Futures contracts are agreements to buy or sell an underlying asset or index for a set price in the future. Initial margin deposits are made upon entering into futures contracts and can be either in cash or treasury securities. Open futures contracts are revalued on a daily basis to reflect the market value of the contracts at the end of each trading day. Variation margin payments are received or made depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the time it was closed. The Partnership bears the market risk that arises from changes in the value of these financial instruments.

Forward currency contracts entered into by the Partnership represent a firm commitment to buy or sell an underlying currency at a specified value and point in time based upon an agreed or contracted quantity. The ultimate gain or loss is equal to the difference between the value of the contract at the onset and the value of the contract at settlement date.

Each of these financial instruments is subject to various risks similar to those related to the underlying financial instruments including market risk, credit risk and sovereign risk.

Market risk is the potential change in the value of the instruments traded by the Partnership due to market changes including interest and foreign exchange rate movements and fluctuations in futures or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The financial instruments traded by the Partnership contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward currency contracts and the Partnership’s satisfaction of its obligations related to such market value changes may exceed the amount recognized in the Statements of Financial Condition.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $8,359,643 and $7,519,618 at December 31, 2021 and 2020, respectively.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will in fact succeed in doing so. The General Partner’s market risk control procedures include diversification of the Partnership’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Partnership’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Partnership are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co. and BofA Securities, Inc. (formerly Merrill Lynch Pierce, Fenner & Smith Inc), collectively the “Futures Clearing Brokers.” The Partnership ceased clearing trades through SG Americas Securities, LLC. during November 2020. For all forward currency transactions, the Partnership utilizes two prime brokers, Deutsche Bank AG, and Bank of America, N.A.

The Partnership is subject to sovereign risk such as the risk of restrictions being imposed by foreign governments on the repatriation of cash and the effects of political or economic uncertainties. Net unrealized appreciation (depreciation) on futures and forward currency contracts are denominated in the Partnership’s functional currency (U.S. Dollar). Cash settlement of futures and forward currency contracts is made in the local currency (settlement currency) and then translated to U.S. Dollars.

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2021		2020
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent of	Appreciation	Percent of
Currency type	(Depreciation)	Total	(Depreciation)	Total

Australian dollar	$ (70,609)	24.77%	$ 21,534	0.65%
Brazilian real	2,054	(0.72)	2,460	0.07
British pound	(389,866)	136.77	95,686	2.88
Canadian dollar	184,561	(64.75)	50,921	1.53
Euro	(109,931)	38.57	65,867	1.98
Hong Kong dollar	(7,163)	2.51	343,352	10.32
Japanese yen	(129,898)	45.57	7,044	0.21
Korean won	12,165	(4.27)	-	-
Malaysian ringgit	7,837	(2.75)	(454)	(0.01)
Norwegian krone	27,410	(9.62)	28,582	0.86
Polish zloty	37,847	(13.28)	5,645	0.17
Singapore dollar	8,030	(2.82)	2,506	0.08
South African rand	(53,740)	18.85	(709)	(0.02)
Swedish krona	145,312	(50.98)	(38,236)	(1.15)
Taiwan dollar	-	-	4,160	0.13
Thai baht	(760)	0.27	(898)	(0.03)
U.S. dollar	51,705	(18.12)	2,739,938	82.33

Total	$ (285,046)	100.00%	$ 3,327,398	100.00%

Derivatives and Hedging (Topic 815) of the Codification requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

The Partnership’s market risk is influenced by a wide variety of factors including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2021 and 2020 by market sector:

Agricultural (grains, livestock and softs) — The Partnership’s primary exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

Currencies — Exchange rate risk is a principal market exposure of the Partnership. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. The fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies including cross-rates — for example, positions between two currencies other than the U.S. dollar.

Energies — The Partnership’s primary energy market exposure is to gas and oil price movements often resulting from political developments in the Middle East and economic conditions worldwide. Energy prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates — Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in countries or regions including Australia, Canada, Japan, Switzerland, the United Kingdom, the U.S. and the Eurozone. However, the Partnership also may take positions in futures contracts on the government debt of other nations. The General Partner anticipates that interest rates in these industrialized countries, both long-term and short-term, will remain the primary interest rate market exposure of the Partnership for the foreseeable future.

Metals — The Partnership’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, palladium, platinum, silver, tin and zinc.

Stock Indices — The Partnership’s equity exposure, through stock index futures, is to equity price risk in the major industrialized countries as well as other countries.

Derivatives and Hedging (Topic 815) of the Codification requires entities to recognize in the Statements of Financial Condition all derivative contracts as assets or liabilities. Fair values of futures and forward currency contracts in a net asset position are recorded in the Statements of Financial Condition as “Net unrealized appreciation on open futures and forward currency contracts.” Fair value of futures and forward currency contracts in a net liability position are recorded in the Statements of Financial Condition as “Net unrealized depreciation on open futures and forward currency contracts.”

Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of the Codification. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading gains and losses in the Statements of Operations.

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2021 and 2020. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 3,688	$ -	$ 4,631	$ (3,233)	$ 5,086
Energies	616,692	(124,087)	102,240	(36,791)	558,054
Grains	87,400	(74,738)	63,535	(57,386)	18,811
Interest rates	198,306	(1,137,749)	55,062	(5,601)	(889,982)
Livestock	-	(5,370)	5,220	(50)	(200)
Metals	1,260,221	(63,208)	39,297	(1,087,245)	149,065
Softs	5,098	(20,945)	21,123	(14,213)	(8,937)
Stock indices	471,298	(246,776)	181,224	(142,260)	263,486
Total futures contracts	2,642,703	(1,672,873)	472,332	(1,346,779)	95,383

Forward currency contracts	2,370,139	(681,922)	698,770	(2,767,416)	(380,429)

Total futures and
forward currency contracts	$ 5,012,842	$ (2,354,795)	$ 1,171,102	$ (4,114,195)	$ (285,046)

Fair Value of Futures and Forward Currency Contracts at December 31, 2020

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Energies	$ 171,561	$ (22,821)	$ 147,200	$ (47,110)	$ 248,830
Grains	600,725	(75)	-	(58,775)	541,875
Interest rates	451,704	(77,733)	-	(4,342)	369,629
Livestock	-	-	350	(3,320)	(2,970)
Metals	1,218,228	(162,546)	121,935	(308,748)	868,869
Softs	63,528	(157)	260	(21,214)	42,417
Stock indices	916,090	(102,903)	135,736	(4,437)	944,486
Total futures contracts	3,421,836	(366,235)	405,481	(447,946)	3,013,136

Forward currency contracts	2,207,125	(490,820)	529,838	(1,931,881)	314,262

Total futures and
forward currency contracts	$ 5,628,961	$ (857,055)	$ 935,319	$ (2,379,827)	$ 3,327,398

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended December 31, 2021 and 2020, as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2021 and 2020

Sector	2021	2020

Futures contracts:
Currencies	$65,585	$-
Energies	6,247,941	3,051,903
Grains	(457,141)	1,212,044
Interest rates	2,792,953	(5,216,526)
Livestock	(63,640)	304,590
Metals	189,873	557,971
Softs	(809,809)	(339,108)
Stock indices	9,314,970	(17,968,251)

Total futures contracts	17,280,732	(18,397,377)

Forward currency contracts	(5,695,061)	3,988,596

Total futures and
forward currency contracts	$11,585,671	$(14,408,781)

The following table presents the average notional value by sector of open futures and forward currency contracts in U.S. dollars for the years ended December 31, 2021 and 2020. The Partnership’s average net asset value during 2021 and 2020 was approximately $122,000,000 and $130,000,000, respectively.

	2021		2020
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$ 591,981	$ 1,769,110	$ -	$ -
Energies	23,071,750	1,758,221	9,628,918	6,039,758
Grains	6,082,996	8,401,994	6,007,846	3,897,622
Interest rates	241,959,967	39,006,895	227,557,923	44,906,141
Livestock	407,116	453,276	124,126	141,586
Metals	16,029,509	1,433,054	15,268,657	1,853,382
Softs	1,488,507	1,711,024	1,363,060	1,016,965
Stock indices	68,188,391	20,713,327	61,118,456	10,191,683

Total futures contracts	357,820,217	75,246,901	321,068,986	68,047,137

Forward currency contracts	48,928,868	47,564,077	45,612,876	23,073,655

Total futures and
forward currency contracts	$ 406,749,085	$ 122,810,978	$ 366,681,862	$ 91,120,792

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at each quarter end during 2021 and 2020. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The following tables summarize the valuation of the Partnership’s investments by counterparty as of December 31, 2021 and 2020.

Offsetting derivative assets and liabilities at December 31, 2021

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$767,838	$(354,289)	$413,549
Counterparty L	1,859,710	(1,792,099)	67,611

Total assets	$2,627,548	$(2,146,388)	$481,160

Liabilities	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$ 873,264	$ (487,487)	$ 385,777
Total futures contracts	873,264	(487,487)	385,777

Forward currency contracts
Counterparty G	1,536,772	(1,191,819)	344,953
Counterparty K	1,912,566	(1,877,090)	35,476
Total forward currency contracts	3,449,338	(3,068,909)	380,429

Total liabilities	$4,322,602	$(3,556,396)	$766,206

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 413,549	$ -	$ (413,549)	$ -
Counterparty L	67,611	-	(67,611)	-

Total	$ 481,160	$ -	$ (481,160)	$ -

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$ 385,777	$ -	$ (385,777)	$ -
Counterparty G	344,953	-	(344,953)	-
Counterparty K	35,476	-	(35,476)	-

Total	$ 766,206	$ -	$ (766,206)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2021.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2021.

Offsetting derivative assets and liabilities at December 31, 2020

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$856,082	$(137,105)	$718,977
Counterparty J	667,834	(91,621)	576,213
Counterparty L	2,303,401	(585,455)	1,717,946
Total futures contracts	$3,827,317	$(814,181)	$3,013,136

Forward currency contracts
Counterparty G	1,263,361	(926,520)	336,841

Total assets	$5,090,678	$(1,740,701)	$3,349,977

Liabilities	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty K	1,496,181	(1,473,602)	22,579

Total liabilities	$1,496,181	$(1,473,602)	$22,579

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$ 718,977	$ -	$ (718,977)	$ -
Counterparty G	336,841	-	-	336,841
Counterparty J	576,213	-	(576,213)	-
Counterparty L	1,717,946	-	(1,717,946)	-

Total	$ 3,349,977	$ -	$ (3,013,136)	$ 336,841

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty K	$ 22,579	$ -	$ (22,579)	$ -

Total	$ 22,579	$ -	$ (22,579)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2020.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of December 31, 2020.

8. STATEMENTS OF FINANCIAL HIGHLIGHTS

The ratios are calculated based on limited partners’ capital and special limited partners’ capital taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in individual partner’s brokerage fees and profit share allocation arrangements.

Returns are calculated for limited partners and special limited partners taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in individual partner’s brokerage fees and profit share allocation arrangements.

9. CAPITAL WITHDRAWAL PAYABLE TO GENERAL PARTNER

At December 31, 2021 and 2020, capital withdrawals payable were $250,478 (of which $478 was related to profit share allocated from the General Partner) and $271, respectively.

10. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 21, 2022, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.