Form 10-Q
period 2022-03-31
NESTOR PARTNERS
filed 2022-05-16
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:   March 31, 2022

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______ to _______

Commission File Number: 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2149317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐         No  ☒

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three months ended March 31, 2022 and 2021 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2022 (unaudited) and December 31, 2021
(b) For the three months ended March 31, 2022 and 2021 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $20,231,075 and $19,568,494)	$20,219,062	$19,563,280
Net unrealized appreciation on open futures and forward
currency contracts	3,222,286	481,160
Due from brokers, net	4,673,789	3,826,824
Cash denominated in foreign currencies (cost $587,281
and $1,080,882)	579,542	1,072,270

Total equity in trading accounts	28,694,679	24,943,534

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $88,209,958 and $85,727,554)	88,068,317	85,711,769

CASH AND CASH EQUIVALENTS	9,742,601	8,987,690

ACCRUED INTEREST RECEIVABLE	504,710	676,077

TOTAL	$127,010,307	$120,319,070

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward
currency contracts	$650,340	$766,206
Accrued brokerage fees	179,024	187,123
Due to brokers, net	-	93,087
Cash denominated in foreign currencies (cost $1,094,142
and $177,683)	1,070,298	177,244
Accrued expenses	98,373	25,658
Capital withdrawals payable to Limited Partners	600,435	458,676
Capital withdrawals payable to General Partner	-	250,478
Accrued profit share	109,775	-

Total liabilities	2,708,245	1,958,472

PARTNERS' CAPITAL	124,302,062	118,360,598

TOTAL	$127,010,307	$120,319,070

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2022 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$1,047
Energies	(0.30)	(372,710)
Grains	(0.36)	(447,719)
Interest rates	(0.07)	(92,719)
Livestock	(0.01)	(13,020)
Metals	1.25	1,554,746
Softs	0.12	154,268
Stock indices	(0.13)	(168,511)

Total long futures contracts	0.50	615,382

Short futures contracts:
Currencies	0.04	52,442
Energies	0.01	8,774
Grains	0.05	67,388
Interest rates	0.64	791,793
Livestock	0.00	1,640
Metals	(1.15)	(1,424,727)
Softs	(0.01)	(11,800)
Stock indices	0.46	570,700

Total short futures contracts	0.04	56,210

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.54	671,592
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.49	1,852,838
Total short forward currency contracts	0.04	47,516

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	1.53	1,900,354

TOTAL	2.07%	$2,571,946

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2022 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$26,270,000	U.S. Treasury notes, 1.750%, 05/15/2022	21.17%	$26,315,152
28,470,000	U.S. Treasury notes, 1.625%, 08/15/2022	22.97	28,553,964
31,000,000	U.S. Treasury notes, 1.625%, 11/15/2022	25.00	31,070,840
22,270,000	U.S. Treasury notes, 2.000%, 02/15/2023	17.98	22,347,423

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $108,441,033)	87.12%	$108,287,379

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2021

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,688
Energies	0.42	492,605
Grains	0.01	12,662
Interest rates	(0.79)	(939,443)
Livestock	(0.01)	(5,370)
Metals	1.01	1,197,013
Softs	(0.01)	(15,847)
Stock indices	0.19	224,522

Total long futures contracts	0.82	969,830

Short futures contracts:
Currencies	0.00	1,398
Energies	0.06	65,449
Grains	0.01	6,149
Interest rates	0.04	49,461
Livestock	0.00	5,170
Metals	(0.89)	(1,047,948)
Softs	0.01	6,910
Stock indices	0.03	38,964

Total short futures contracts	(0.74)	(874,447)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.08	95,383
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,688,217
Total short forward currency contracts	(1.75)	(2,068,646)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.32)	(380,429)

TOTAL	(0.24)%	$(285,046)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2021

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,700,000	U.S. Treasury notes, 2.500%, 02/15/2022	26.01%	$30,788,742
47,840,000	U.S. Treasury notes, 2.375%, 03/15/2022	40.61	48,062,381
26,270,000	U.S. Treasury notes, 1.750%, 05/15/2022	22.32	26,423,926

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,296,048)	88.94%	$105,275,049

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
INVESTMENT INCOME:
Interest income, net	$59,612	$8,650

EXPENSES:
Brokerage fees	644,565	679,262
Administrative expenses	72,714	73,531
Custody fees and other expenses	5,248	5,227
Total expenses	722,527	758,020

NET INVESTMENT LOSS	(662,915)	(749,370)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,144,122	7,651,060
Foreign exchange transactions	(50,478)	48,140
Net change in unrealized:
Futures and forward currency contracts	2,856,992	(3,356,760)
Foreign exchange translation	24,278	(208,560)
Net gains (losses) from U.S. Treasury notes:
Realized	(687)	(366)
Net change in unrealized	(132,655)	28,600

Total net realized and unrealized gains	7,841,572	4,162,114

NET INCOME	7,178,657	3,412,744
LESS PROFIT SHARE TO GENERAL PARTNER	109,775	237
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$7,068,882	$3,412,507

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2022:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2022	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598
Contributions	-	-	-	-	-
Withdrawals	(855,355)	(272,063)	-	-	(1,127,418)
Net income	3,198,913	3,819,667	-	160,077	7,178,657
General Partner's allocation:
New Profit-Accrued	(108,651)	(1,124)	-	-	(109,775)
PARTNERS' CAPITAL-
March 31, 2022	$58,695,919	$62,999,570	$-	$2,606,573	$124,302,062

For the three months ended March 31, 2021:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2021	$59,408,722	$56,659,557	$-	$2,480,650	$118,548,929
Contributions	-	-	-	-	-
Withdrawals	(3,383,770)	(105,758)	-	-	(3,489,528)
Net income	1,475,843	1,853,515	-	83,386	3,412,744
General Partner's allocation:
New Profit-Accrued	(237)	-	-	-	(237)
PARTNERS' CAPITAL-
March 31, 2021	$57,500,558	$58,407,314	$-	$2,564,036	$118,471,908

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended March 31, 2022 and 2021	Limited Partners		Special Limited Partners
	2022	2021	2022	2021

Ratios to average capital:
Net investment income loss (a)	(3.72)%	(3.95)%	(0.91)%	(1.08)%

Total expenses (a)	3.92%	4.00%	1.11%	1.13%
Profit share allocation (b) (c)	0.19%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.11%	4.00%	1.11%	1.13%

Total return before profit share allocation (b)	5.68%	2.51%	6.42%	3.25%
Less: profit share allocation (b) (c)	0.19%	0.00%	0.00%	0.00%
Total return after profit share allocation	5.49%	2.51%	6.42%	3.25%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2022 (unaudited) and December 31, 2021 and the results of its operations for the three months ended March 31, 2022 and 2021 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2018 to 2021, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2021.

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

During the three months ended March 31, 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2022 and December 31, 2021 in valuing the Partnership’s investments at fair value. At March 31, 2022 and December 31, 2021, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$108,287,379	$-	$108,287,379
Short-Term Money Market Fund*	9,492,601	-	9,492,601
Exchange-Traded Futures Contracts
Currencies	53,489	-	53,489
Energies	(363,936)	-	(363,936)
Grains	(380,331)	-	(380,331)
Interest rates	699,074	-	699,074
Livestock	(11,380)	-	(11,380)
Metals	130,019	-	130,019
Softs	142,468	-	142,468
Stock indices	402,189	-	402,189

Total exchange-traded futures contracts	671,592	-	671,592

Over-the-Counter Forward Currency Contracts	-	1,900,354	1,900,354

Total futures and forward currency contracts (2)	671,592	1,900,354	2,571,946

Total financial assets and liabilities at fair value	$118,451,572	$1,900,354	$120,351,926

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,219,062
Investments in U.S. Treasury notes			88,068,317
Total investments in U.S. Treasury notes			$108,287,379

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,222,286
Net unrealized depreciation on open futures and forward currency contracts			(650,340)
Total net unrealized appreciation on open futures and forward currency contracts			$2,571,946

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,275,049	$-	$105,275,049
Short-Term Money Market Fund*	8,737,690	-	8,737,690
Exchange-Traded Futures Contracts
Currencies	5,086	-	5,086
Energies	558,054	-	558,054
Grains	18,811	-	18,811
Interest rates	(889,982)	-	(889,982)
Livestock	(200)	-	(200)
Metals	149,065	-	149,065
Softs	(8,937)	-	(8,937)
Stock indices	263,486	-	263,486

Total exchange-traded futures contracts	95,383	-	95,383

Over-the-Counter Forward Currency Contracts	-	(380,429)	(380,429)

Total futures and forward currency contracts (2)	95,383	(380,429)	(285,046)

Total financial assets and liabilities at fair value	$114,108,122	$(380,429)	$113,727,693

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,563,280
Investments in U.S. Treasury notes			85,711,769
Total investments in U.S. Treasury notes			$105,275,049

(2)
Net unrealized appreciation on open futures and forward currency contracts			$481,160
Net unrealized depreciation on open futures and forward currency contracts			(766,206)
Total net unrealized depreciation on open futures and forward currency contracts			$(285,046)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2022, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,260	$(213)	$76,766	$(24,324)	$53,489
Energies	184,293	(557,003)	8,774	-	(363,936)
Grains	9,673	(457,392)	67,388	-	(380,331)
Interest rates	26,532	(119,251)	1,209,640	(417,847)	699,074
Livestock	-	(13,020)	2,500	(860)	(11,380)
Metals	1,746,204	(191,458)	179,088	(1,603,815)	130,019
Softs	170,544	(16,276)	210	(12,010)	142,468
Stock indices	251,972	(420,483)	665,257	(94,557)	402,189
Total futures contracts	2,390,478	(1,775,096)	2,209,623	(2,153,413)	671,592

Forward currency contracts	2,592,885	(740,047)	2,043,586	(1,996,070)	1,900,354

Total futures and
forward currency contracts	$4,983,363	$(2,515,143)	$4,253,209	$(4,149,483)	$2,571,946

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$3,688	$-	$4,631	$(3,233)	$5,086
Energies	616,692	(124,087)	102,240	(36,791)	558,054
Grains	87,400	(74,738)	63,535	(57,386)	18,811
Interest rates	198,306	(1,137,749)	55,062	(5,601)	(889,982)
Livestock	-	(5,370)	5,220	(50)	(200)
Metals	1,260,221	(63,208)	39,297	(1,087,245)	149,065
Softs	5,098	(20,945)	21,123	(14,213)	(8,937)
Stock indices	471,298	(246,776)	181,224	(142,260)	263,486
Total futures contracts	2,642,703	(1,672,873)	472,332	(1,346,779)	95,383

Forward currency contracts	2,370,139	(681,922)	698,770	(2,767,416)	(380,429)

Total futures and
forward currency contracts	$5,012,842	$(2,354,795)	$1,171,102	$(4,114,195)	$(285,046)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2022 and 2021

Sector	Three months ended: March 31, 2022	Three months ended: March 31, 2021

Futures contracts:
Currencies	$78,099	$-
Energies	7,764,357	1,029,878
Grains	(454,162)	1,010,762
Interest rates	171,570	(3,033,571)
Livestock	(12,370)	(112,720)
Metals	(2,302,360)	(318,751)
Softs	165,493	50,942
Stock indices	1,321,065	6,709,251

Total futures contracts	6,731,692	5,335,791

Forward currency contracts	1,269,422	(1,041,491)

Total futures and
forward currency contracts	$8,001,114	$4,294,300

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2022 and 2021 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2022 and 2021 was approximately $119,000,000.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2022 and 2021

	2022		2021
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$765,982	$4,501,330	$-	$-
Energies	18,187,070	2,063,304	17,069,725	1,662,735
Grains	10,365,052	2,696,518	12,171,369	3,498,195
Interest rates	132,690,559	57,360,599	269,121,382	12,409,952
Livestock	444,460	770,665	-	544,600
Metals	11,979,478	2,437,005	21,123,173	387,686
Softs	3,363,858	1,638,682	1,271,100	2,315,592
Stock indices	58,671,391	33,058,158	75,788,377	11,205,613

Total futures contracts	236,467,850	104,526,261	396,545,126	32,024,373

Forward currency contracts	37,766,152	56,709,909	58,529,409	35,908,651

Total futures and
forward currency contracts	$274,234,002	$161,236,170	$455,074,535	$67,933,024

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2022 and

2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition at March 31, 2022 and December 31, 2021.

Offsetting derivative assets and liabilities at March 31, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,832,976	$(511,044)	$1,321,932
Total futures contracts	1,832,976	(511,044)	1,321,932
	`
Forward currency contracts
Counterparty G	1,704,331	(1,072,155)	632,176
Counterparty K	2,932,140	(1,663,962)	1,268,178
Total forward currency contracts	4,636,471	(2,736,117)	1,900,354

Total assets	$6,469,447	$(3,247,161)	$3,222,286

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$658,652	$(557,649)	$101,003
Counterparty L	2,758,813	(2,209,476)	549,337

Total liabilities	$3,417,465	$(2,767,125)	$650,340

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,321,932	$-	$(1,321,932)	$-
Counterparty G	632,176	-	-	632,176
Counterparty K	1,268,178	-	-	1,268,178

Total	$3,222,286	$-	$(1,321,932)	$1,900,354

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty J	$101,003	$-	$(101,003)	$-
Counterparty L	549,337	-	(549,337)	$-

Total	$650,340	$-	$(650,340)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2022.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2022.

Offsetting derivative assets and liabilities at December 31, 2021

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$767,838	$(354,289)	$413,549
Counterparty L	1,859,710	(1,792,099)	67,611

Total assets	$2,627,548	$(2,146,388)	$481,160
			(Continued)

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$873,264	$(487,487)	$385,777
Total futures contracts	873,264	(487,487)	385,777

Forward currency contracts
Counterparty G	1,536,772	(1,191,819)	344,953
Counterparty K	1,912,566	(1,877,090)	35,476
Total forward currency contracts	3,449,338	(3,068,909)	380,429

Total liabilities	$4,322,602	$(3,556,396)	$766,206
			(Concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$413,549	$-	$(413,549)	$-
Counterparty L	67,611	-	(67,611)	-

Total	$481,160	$-	$(481,160)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$385,777	$-	$(385,777)	$-
Counterparty G	344,953	-	(344,953)	-
Counterparty K	35,476	-	(35,476)	-

Total	$766,206	$-	$(766,206)	$-

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

The Partnership’s forward currency trading activities are cleared by DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $10,949,740 and $8,359,643 at March 31, 2022 and December 31, 2021, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2022 and 2021. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2022	2021
Profit share earned	$-	$-
Profit share accrued	109,775	237
Total profit share	$109,775	$237

5. RELATED PARTY TRANSACTIONS

The Partnership pays the General Partner broker commissions. The General Partner in turn bears all such brokerage commissions and fees.

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2022 and December 31, 2021, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2022 to May 16, 2022, the date this Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the financial statements.

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

During its operations for the three months ended March 31, 2022, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2022

Month Ended:	Total Partners' Capital

March 31, 2022	$124,302,062
December 31, 2021	118,360,598

Three Months ended
Change in Partners' Capital	$5,941,464
Percent Change	5.02%

THREE MONTHS ENDED MARCH 31, 2022

The increase in the Partnership’s net assets of $5,941,464 was attributable to net income after profit share of $7,068,882, which were partially offset by withdrawals of $1,127,418.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended March 31, 2022 decreased $34,697 relative to the corresponding period in 2021. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the three months ended March 31, 2022, relative to the corresponding period in 2021.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2022 increased $50,962 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. Treasury yields during the three months ended March 31, 2022 relative to the corresponding period in 2021.

During the three months ended March 31, 2022, the Partnership experienced net realized and unrealized gains of $7,841,572 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $644,565, administrative expenses of $72,714, custody fees and other expenses of $5,248 and accrued profit share to the General Partner of $109,775 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $59,612, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $7,068,882. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.10%
Energies	6.80%
Grains	(0.40)%
Interest rates	0.15%
Livestock	(0.03)%
Metals	(1.99)%
Softs	0.13%
Stock indices	0.99%

Trading Gain	6.75%

MANAGEMENT DISCUSSION –2022

Three months ended March 31, 2022

The Partnership was profitable in the quarter as gains from trading energy futures, stock index futures and currency forwards outpaced losses from trading metal futures. Elsewhere, trading of interest rate futures and softs futures were marginally positive while trading of agricultural commodity futures was marginally negative.

During the quarter, market prices experienced significant volatility as market participants endeavored to understand the impacts of recent events—including the increasingly hawkish Federal Reserve (the “Fed”) and global central bank monetary policies; the Russia-Ukraine war and accompanying sanctions; and the Chinese growth slowdown, which was exacerbated by recent COVID-19 lockdowns—on individual markets and on growth/inflation outlooks for various regions of the world.

Disciplined supply management from both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers together with oil consumption recovering toward pre-pandemic levels underpinned a rise in Brent crude oil prices from $77/barrel at the end of 2021 to around $90/barrel on January 31 amid concerns that the market may face an oil-market squeeze triggered by too little investment and quickly rebounding demand. Then, as the Russia-Ukraine war erupted, energy prices, represented by Brent crude oil, surge to nearly $130/barrel on March 8 amid fears that Russian energy supplies would be negatively impacted. Russia is among the top three global producers of crude oil and natural gas. Over the last three weeks of the quarter, energy prices were extremely volatile with Brent crude plunging to $98/barrel on March 16 and jumping to $122/barrel on March 24 before closing the month at $108/barrel. The price drop near month-end followed news that the U.S. would release a million barrels per day from the Strategic Petroleum Reserve for up to six months. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil, and heating oil were profitable. In addition, periodic short positions in Brent crude, RBOB gasoline and London gas oil posted small gains. On the other hand, a short position in U.S. natural gas was unprofitable and shifted to a long position late in the quarter.

The Fed and other central banks’ embrace of more hawkish policy stances impacted global financial markets, contributing to increased volatility and significant losses for global equities, despite a modest recovery at quarter-end. China’s growth slowdown and property market distress also weighed on equities, as did Europe’s struggles with high energy prices, supply bottlenecks and personnel shortages. The potential stagflationary impacts of the Russia-Ukraine war also contributed to uncertainty in global equity markets. Overall, short positions in Chinese, Hong Kong, Korean, Singaporean, German, Italian, South African, and the EEM and EAFE index futures were profitable. Trading of the S&P Mid-Cap index, and long positions in Australian and British index futures late in the quarter were also profitable. On the other hand, long positions in most U.S. equity index futures and trading of Dutch, French, and the Euro Stoxx index futures posted partially offsetting losses. Short vix and Brazilian index futures positions, a long Canadian equity index future position, and trading of the Taiwanese stock index future were also unprofitable.

The U.S. dollar was volatile for most of the quarter, but it spiked about 3% higher during the first week of the Russian invasion of Ukraine and as market participants anticipated a hawkish tilt for the mid-March Federal Open Market Committee meeting. A long U.S. dollar trade versus the Japanese yen was particularly profitable as the Bank of Japan continued to pursue an expansive monetary policy while the Fed was becoming decidedly more restrictive. A long Brazilian real/short dollar trade benefitted from high level of Brazilian interest rates and from rising commodity prices. Given that the war in Ukraine is likely to have a much greater negative impact on Europe than the U.S., a long U.S. dollar position against the Euro was profitable. A short U.S. dollar trade versus the Russian ruble was closed out at a loss during February when the Partnership halted trading of the Russian currency. Elsewhere, trading the U.S. dollar against the currencies of Switzerland, Sweden, the U.K. and India; long U.S. dollar trades against the Australian and Canadian currencies; and a short U.S. dollar/ long New Zealand dollar position posted partially offsetting losses.

Led by an seemingly increasingly hawkish Fed, global interest rates increased throughout the quarter as Chairman Powell indicated that the March start to official rate increases and end to Quantitative Easing would be followed shortly thereafter by Quantitate Tightening (“QT”) as the Fed seeks to rein in inflation without derailing strong GDP and employment growth. Following this news, the 10-year U.S. government bond yield, which ended 2021 near 1.50%, soared to nearly 2.50% on March 28 before settling back to about 2.30% at month-end. Concerns that higher rates and QT would slow growth nor safe haven demand deriving from the Russian-Ukraine war kept rates down. On balance, short positions in shorter-term U.S., European, Canadian and Italian interest rate futures were profitable. In addition, short positions in the U.S. ultra-bond future and the 10-year Italian bond future were profitable. On the other hand, trading of Australian, Canadian, French, Japanese and U.S. note futures posted largely offsetting losses.

Geopolitical developments, the Chinese growth slowdown, monetary policy uncertainties and dollar volatility impacted metal markets, which experienced an overall sector loss. Trading of silver, gold, platinum and copper futures produced losses. On the other hand, a long nickel position was profitable as rising demand—especially for EV batteries, and low inventories buoyed prices. Trading of zinc was also slightly profitable.

Finally, turning to soft and agricultural commodities, losses from a short wheat position and from trading soybean oil, sugar and coffee outdistanced the profits from long soybean, soybean meal and cotton positions.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedules of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2022.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  As of the quarter ending March 31, 2022, the Partnership sold no Interests to new and existing limited partners.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2022:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2022	$ (229,563)	$ (200,000)	$ (429,563)
February 28, 2022	(76,240)	(21,180)	(97,420)
March 31, 2022	(549,552)	(50,883)	(600,435)
Total	$ (855,355)	$ (272,063)	$ (1,127,418)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 16, 2022		(Principal Accounting Officer)