Form 10-Q
period 2022-06-30
NESTOR PARTNERS
filed 2022-08-15
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   June 30, 2022

Or

☐ 	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

New Jersey	22-2149317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
For the three and six months ended June 30, 2022 and 2021 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2022 (unaudited) and December 31, 2021
(b) For the three and six months ended June 30, 2022 and 2021 (unaudited)
(c) For the six months ended June 30, 2022 and 2021 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $20,623,146 and $19,568,494)	$20,490,580	$19,563,280
Net unrealized appreciation on open futures and forward
currency contracts	5,056,961	481,160
Due from brokers, net	5,605,257	3,826,824
Cash denominated in foreign currencies (cost $56,480
and $1,080,882)	41,968	1,072,270

Total equity in trading accounts	31,194,766	24,943,534

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $94,136,397 and $85,727,554)	93,699,882	85,711,769

CASH AND CASH EQUIVALENTS	10,602,232	8,987,690

ACCRUED INTEREST RECEIVABLE	512,733	676,077

TOTAL	$136,009,613	$120,319,070

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$486,600	$-
Net unrealized depreciation on open futures and forward
currency contracts	306,670	766,206
Accrued brokerage fees	192,367	187,123
Due to brokers, net	-	93,087
Cash denominated in foreign currencies (cost $144,876
and $177,683)	143,575	177,244
Accrued expenses	130,754	25,658
Capital withdrawals payable to Limited Partners	598,953	458,676
Capital withdrawals payable to General Partner	-	250,478
Accrued profit share	893,699	-

Total liabilities	2,752,618	1,958,472

PARTNERS' CAPITAL	133,256,995	118,360,598

TOTAL	$136,009,613	$120,319,070

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2022 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(790)
Energies	(0.02)	(22,121)
Interest rates:
2 Year U.S. Treasury Note (97 contracts, settlement date September 2022)	0.06	76,930
5 Year U.S. Treasury Note (90 contracts, settlement date September 2022)	0.08	105,008
10 Year U.S. Treasury Note (26 contracts, settlement date September 2022)	0.04	48,094
30 Year U.S. Treasury Bond (11 contracts, settlement date September 2022)	0.03	34,500
Other	1.28	1,714,354

Total interest rates	1.49	1,978,886

Livestock	(0.00)	(5,840)
Metals	(0.99)	(1,307,620)
Softs	0.00	250
Stock indices	(0.05)	(65,059)

Total long futures contracts	0.43	577,706

Short futures contracts:
Currencies	(0.00)	(1,468)
Energies	0.57	756,802
Grains	0.53	706,688
Interest rates	(0.00)	(2,146)
Livestock	(0.00)	(150)
Metals	1.50	1,999,591
Softs	0.06	83,811
Stock indices	0.51	674,736

Total short futures contracts	3.17	4,217,864

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	3.60	4,795,570
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.30)	(1,734,972)
Total short forward currency contracts	1.27	1,689,693

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.03)	(45,279)

TOTAL	3.57%	$4,750,291

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2022 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$31,170,000	U.S. Treasury notes, 1.625%, 08/15/2022	23.39%	$31,175,479
31,000,000	U.S. Treasury notes, 1.625%, 11/15/2022	23.21	30,927,949
25,570,000	U.S. Treasury notes, 2.000%, 02/15/2023	19.12	25,472,614
26,870,000	U.S. Treasury notes, 1.750%, 05/15/2023	19.97	26,614,420

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $114,759,543)	85.69%	$114,190,462

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2021

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,688
Energies	0.42	492,605
Grains	0.01	12,662
Interest rates	(0.79)	(939,443)
Livestock	(0.01)	(5,370)
Metals	1.01	1,197,013
Softs	(0.01)	(15,847)
Stock indices	0.19	224,522

Total long futures contracts	0.82	969,830

Short futures contracts:
Currencies	0.00	1,398
Energies	0.06	65,449
Grains	0.01	6,149
Interest rates	0.04	49,461
Livestock	0.00	5,170
Metals	(0.89)	(1,047,948)
Softs	0.01	6,910
Stock indices	0.03	38,964

Total short futures contracts	(0.74)	(874,447)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.08	95,383
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,688,217
Total short forward currency contracts	(1.75)	(2,068,646)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.32)	(380,429)

TOTAL	(0.24)%	$(285,046)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2021

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,700,000	U.S. Treasury notes, 2.500%, 02/15/2022	26.01%	$30,788,742
47,840,000	U.S. Treasury notes, 2.375%, 03/15/2022	40.61	48,062,381
26,270,000	U.S. Treasury notes, 1.750%, 05/15/2022	22.32	26,423,926

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,296,048)	88.94%	$105,275,049

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest income, net	$300,824	$11,778

EXPENSES:
Brokerage fees	690,231	714,130
Administrative expenses	80,440	76,412
Custody fees and other expenses	5,787	5,185
Total expenses	776,458	795,727

NET INVESTMENT LOSS	(475,634)	(783,949)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	9,263,995	12,636,224
Foreign exchange transactions	(59,221)	39,568
Net change in unrealized:
Futures and forward currency contracts	2,178,345	(2,830,943)
Foreign exchange translation	(29,316)	(32,715)
Net losses from U.S. Treasury notes:
Realized	(12,795)	-
Net change in unrealized	(415,427)	(21,535)

Total net realized and unrealized gains	10,925,581	9,790,599

NET INCOME	10,449,947	9,006,650
LESS PROFIT SHARE TO GENERAL PARTNER	785,510	9,140
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$9,664,437	$8,997,510

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021
INVESTMENT INCOME:
Interest income, net	$360,436	$20,428

EXPENSES:
Brokerage fees	1,334,796	1,393,392
Administrative expenses	153,154	149,943
Custody fees and other expenses	11,035	10,412

Total expenses	1,498,985	1,553,747

NET INVESTMENT LOSS	(1,138,549)	(1,533,319)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	14,408,117	20,287,284
Foreign exchange transactions	(109,699)	87,708
Net change in unrealized:
Futures and forward currency contracts	5,035,337	(6,187,703)
Foreign exchange translation	(5,038)	(241,275)
Net gains (losses) from U.S. Treasury notes:
Realized	(13,482)	(366)
Net change in unrealized	(548,082)	7,065

Total net realized and unrealized gains	18,767,153	13,952,713

NET INCOME	17,628,604	12,419,394
LESS PROFIT SHARE TO GENERAL PARTNER	895,285	9,377
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$16,733,319	$12,410,017

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the six months ended June 30, 2022:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2022	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598
Contributions	-	-	1,586	-	1,586
Withdrawals	(1,508,956)	(329,552)	-	-	(1,838,508)
Net income	7,895,436	9,342,291	59	390,818	17,628,604
General Partner's allocation:
New Profit-Accrued	(849,389)	(45,896)	-	-	(895,285)
PARTNERS' CAPITAL-
June 30, 2022	$61,998,103	$68,419,933	$1,645	$2,837,314	$133,256,995

For the six months ended June 30, 2021:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2021	$59,408,722	$56,659,557	$-	$2,480,650	$118,548,929
Contributions	-	-	-	-	-
Withdrawals	(4,899,410)	(285,336)	-	-	(5,184,746)
Reclass (1)	138,837	(138,837)	-	-
Net income	5,610,025	6,518,721	-	290,648	12,419,394
General Partner's allocation:
New Profit-Accrued	(9,377)	-	-	-	(9,377)
PARTNERS' CAPITAL-
June 30, 2021	$60,248,797	$62,754,105	$-	$2,771,298	$125,774,200

(1) Partner reclass from Special Limited Partner to Limited Partner

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended June 30, 2022 and 2021	Limited Partners		Special Limited Partners
	2022	2021	2022	2021

Ratios to average capital:
Net investment loss (a)	(2.99)%	(3.95)%	(0.11)%	(1.18)%

Total expenses (a)	3.90%	3.99%	1.01%	1.22%
Profit share allocation (b) (c)	1.20%	0.02%	0.07%	0.00%
Total expenses and profit share allocation	5.10%	4.01%	1.08%	1.22%

Total return before profit share allocation (b)	7.96%	7.25%	8.79%	7.99%
Less: profit share allocation (b) (c)	1.20%	0.02%	0.07%	0.00%
Total return after profit share allocation	6.76%	7.23%	8.72%	7.99%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the six months ended June 30, 2022 and 2021	Limited Partners		Special Limited Partners
	2022	2021	2022	2021

Ratios to average capital:
Net investment loss (a)	(3.35)%	(3.95)%	(0.49)%	(1.14)%

Total expenses (a)	3.92%	3.99%	1.06%	1.18%
Profit share allocation (b) (c)	1.44%	0.02%	0.07%	0.00%
Total expenses and profit share allocation	5.36%	4.01%	1.13%	1.18%

Total return before profit share allocation (b)	14.06%	9.94%	15.77%	11.49%
Less: profit share allocation (b) (c)	1.44%	0.02%	0.07%	0.00%
Total return after profit share allocation	12.62%	9.92%	15.70%	11.49%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three and six months ended June 30, 2022 and 2021 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

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

During the three and six months ended June 30, 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2. The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2022 and December 31, 2021 in valuing the Partnership’s investments at fair value. During the six and twelve months ended June 30, 2022 and December 31, 2021, respectively, the Partnership held no assets or liabilities in Level 3. At June 30, 2022 and December 31, 2021, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$114,190,462	$-	$114,190,462
Short-Term Money Market Fund*	10,352,232	-	10,352,232
Exchange-Traded Futures Contracts
Currencies	(2,258)	-	(2,258)
Energies	734,681	-	734,681
Grains	706,688	-	706,688
Interest rates	1,976,740	-	1,976,740
Livestock	(5,990)	-	(5,990)
Metals	691,971	-	691,971
Softs	84,061	-	84,061
Stock indices	609,677	-	609,677

Total exchange-traded futures contracts	4,795,570	-	4,795,570

Over-the-Counter Forward Currency Contracts	-	(45,279)	(45,279)

Total futures and forward currency contracts (2)	4,795,570	(45,279)	4,750,291

Total financial assets and liabilities at fair value	$129,338,264	$(45,279)	$129,292,985

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,490,580
Investments in U.S. Treasury notes			93,699,882
Total investments in U.S. Treasury notes			$114,190,462

(2)
Net unrealized appreciation on open futures and forward currency contracts			$5,056,961
Net unrealized depreciation on open futures and forward currency contracts			(306,670)
Total net unrealized appreciation on open futures and forward currency contracts			$4,750,291

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,275,049	$-	$105,275,049
Short-Term Money Market Fund*	8,737,690	-	8,737,690
Exchange-Traded Futures Contracts
Currencies	5,086	-	5,086
Energies	558,054	-	558,054
Grains	18,811	-	18,811
Interest rates	(889,982)	-	(889,982)
Livestock	(200)	-	(200)
Metals	149,065	-	149,065
Softs	(8,937)	-	(8,937)
Stock indices	263,486	-	263,486

Total exchange-traded futures contracts	95,383	-	95,383

Over-the-Counter Forward Currency Contracts	-	(380,429)	(380,429)

Total futures and forward currency contracts (2)	95,383	(380,429)	(285,046)

Total financial assets and liabilities at fair value	$114,108,122	$(380,429)	$113,727,693

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,563,280
Investments in U.S. Treasury notes			85,711,769
Total investments in U.S. Treasury notes			$105,275,049

(2)
Net unrealized appreciation on open futures and forward currency contracts			$481,160
Net unrealized depreciation on open futures and forward currency contracts			(766,206)
Total net unrealized depreciation on open futures and forward currency contracts			$(285,046)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2022, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,080	$(1,870)	$6,923	$(8,391)	$(2,258)
Energies	46,776	(68,897)	758,027	(1,225)	734,681
Grains	-	-	789,417	(82,729)	706,688
Interest rates	1,982,674	(3,788)	796	(2,942)	1,976,740
Livestock	80	(5,920)	30	(180)	(5,990)
Metals	1,399	(1,309,019)	2,005,338	(5,747)	691,971
Softs	7,050	(6,800)	117,151	(33,340)	84,061
Stock indices	112	(65,171)	824,069	(149,333)	609,677
Total futures contracts	2,039,171	(1,461,465)	4,501,751	(283,887)	4,795,570

Forward currency contracts	586,628	(2,321,600)	3,059,337	(1,369,644)	(45,279)

Total futures and
forward currency contracts	$2,625,799	$(3,783,065)	$7,561,088	$(1,653,531)	$4,750,291

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$3,688	$-	$4,631	$(3,233)	$5,086
Energies	616,692	(124,087)	102,240	(36,791)	558,054
Grains	87,400	(74,738)	63,535	(57,386)	18,811
Interest rates	198,306	(1,137,749)	55,062	(5,601)	(889,982)
Livestock	-	(5,370)	5,220	(50)	(200)
Metals	1,260,221	(63,208)	39,297	(1,087,245)	149,065
Softs	5,098	(20,945)	21,123	(14,213)	(8,937)
Stock indices	471,298	(246,776)	181,224	(142,260)	263,486
Total futures contracts	2,642,703	(1,672,873)	472,332	(1,346,779)	95,383

Forward currency contracts	2,370,139	(681,922)	698,770	(2,767,416)	(380,429)

Total futures and
forward currency contracts	$5,012,842	$(2,354,795)	$1,171,102	$(4,114,195)	$(285,046)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2022 and 2021

Sector	Three months ended: June 30, 2022	Three months ended: June 30, 2021	Six months ended: June 30, 2022	Six months ended: June 30, 2021

Futures contracts:
Currencies	$356,598	$-	$434,697	$-
Energies	4,452,897	3,534,999	12,217,254	4,564,877
Grains	1,051,742	(691,533)	597,580	319,229
Interest rates	(5,425,572)	3,465,186	(5,254,002)	431,615
Livestock	53,140	7,680	40,770	(105,040)
Metals	1,791,859	1,519,098	(510,501)	1,200,347
Softs	46,407	(567,633)	211,900	(516,691)
Stock indices	5,808,705	3,851,614	7,129,770	10,560,865

Total futures contracts	8,135,776	11,119,411	14,867,468	16,455,202

Forward currency contracts	3,306,564	(1,314,130)	4,575,986	(2,355,621)

Total futures and
forward currency contracts	$11,442,340	$9,805,281	$19,443,454	$14,099,581

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2022 and 2021 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2022 and 2021 was approximately $125,000,000 and $122,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2022 and 2021

	2022		2021
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$863,141	$4,177,463	$-	$-
Energies	14,107,547	3,676,532	20,338,456	1,169,006
Grains	6,910,035	6,398,509	8,114,246	6,951,938
Interest rates	138,321,001	38,383,060	307,020,576	18,831,771
Livestock	579,133	541,003	294,540	486,967
Metals	7,986,318	6,221,672	19,085,489	258,457
Softs	2,418,497	2,157,447	1,321,607	1,778,462
Stock indices	40,506,549	41,515,357	73,103,215	13,333,986

Total futures contracts	211,692,221	103,071,043	429,278,129	42,810,587

Forward currency contracts	29,843,790	54,614,427	59,599,455	30,328,063

Total futures and
forward currency contracts	$241,536,011	$157,685,470	$488,877,584	$73,138,650

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2022 and 2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2022 and December 31, 2021.

Offsetting derivative assets and liabilities at June 30, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,553,106	$(211,164)	$1,341,942
Counterparty J	1,224,974	(43,189)	1,181,785
Counterparty L	3,762,842	(1,490,999)	2,271,843
Total futures contracts	6,540,922	(1,745,352)	4,795,570
	`
Forward currency contracts
Counterparty K	2,006,183	(1,744,792)	261,391

Total assets	$8,547,105	$(3,490,144)	$5,056,961

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,946,452	$(1,639,782)	$306,670

Total liabilities	$1,946,452	$(1,639,782)	$306,670

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,341,942	$-	$(1,341,942)	$-
Counterparty J	1,181,785	-	(1,181,785)	-
Counterparty K	261,391	-	-	261,391
Counterparty L	2,271,843	-	(2,271,843)	-

Total	$5,056,961	$-	$(4,795,570)	$261,391

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$306,670	$-	$(306,670)	$-

Total	$306,670	$-	$(306,670)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2022.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of June 30, 2022.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $10,387,866 and $8,359,643 at June 30, 2022 and December 31, 2021, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2022 and 2021. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2022	2021
Profit share earned	$1,586	$-
Reversal of profit share (1)	(109,775)	(237)
Profit share accrued	893,699	9,377
Total profit share	$785,510	$9,140

	Six months ended:
	June 30,	June 30,
	2022	2021
Profit share earned	$1,586	$-
Profit share accrued	893,699	9,377
Total profit share	$895,285	$9,377

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2022 and December 31, 2021, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

During the period from July 1, 2022 to August 12, 2022, withdrawals of $400,000 were made from the Partnership. The General Partner has performed its evaluation of subsequent events through August 12, 2022, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three and six months ended June 30, 2022, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2022

Month Ended:		Total Partners' Capital

June 30, 2022		$133,256,995
March 31, 2022		124,302,062
December 31, 2021		118,360,598

	Three Months ended	Six Months ended
Change in Partners' Capital	$8,954,933	$14,896,397
Percent Change	7.20%	12.59%

THREE MONTHS ENDED JUNE 30, 2022

The increase in the Partnership’s net assets of $8,954,933 was attributable to net income after profit share of $9,664,437 and contributions of $1,586, which was partially offset by withdrawals of $711,090.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2022 decreased $23,899 relative to the corresponding period in 2021. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the three months ended June 30, 2022, relative to the corresponding period in 2021.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2022 increased $289,046 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended June 30, 2022 relative to the corresponding period in 2021.

During the three months ended June 30, 2022, the Partnership experienced net realized and unrealized gains of $10,925,581 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $690,231, administrative expenses of $80,440, custody fees and other expenses of $5,787 and accrued profit share of to the General Partner of $785,510 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $300,824, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $9,664,437. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	2.83%
Energies	3.45%
Grains	0.78%
Interest rates	(4.05)%
Livestock	0.05%
Metals	1.38%
Softs	0.04%
Stock indices	4.44%

Trading Gain	8.92%

SIX MONTHS ENDED JUNE 30, 2022

The increase in the Partnership’s net assets of $14,896,397 was attributable to net income after profit share of $16,733,319 and contributions of $1,586, which was partially offset by withdrawals of $1,838,508.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2022 decreased $58,596 relative to the corresponding period in 2021. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the six months ended June 30, 2022, relative to the corresponding period in 2021.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2022 increased $340,008 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. treasury yields during the six months ended June 30, 2022 relative to the corresponding period in 2021.

During the six months ended June 30, 2022, the Partnership experienced net realized and unrealized gains of $18,767,153 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $1,334,796, administrative expenses of $153,154, custody fees and other expenses of $11,035 and accrued profit share to the General Partner of $895,285 were incurred. Interest income of $360,436 partially offset the Partnership expenses resulting in net income after profit share to the General Partner of $16,733,319. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	4.00%
Energies	10.53%
Grains	0.42%
Interest rates	(3.85)%
Livestock	0.07%
Metals	(0.58)%
Softs	0.21%
Stock indices	5.53%

Trading Gain	16.33%

MANAGEMENT DISCUSSION –2022

Three months ended June 30, 2022

The Partnership was profitable as gains from trading stock index, energy, metal and grain futures, and currency forwards far outweighed losses from trading interest rate futures. Trading of soft and livestock futures were each essentially flat.

As markets faced constant pressure from rising inflation, Russia’s war on Ukraine, persistent supply chain difficulties and expanding U.S.-China tensions, market participants increasingly focused on the uncertainties around three interrelated questions: how fast and how high official interest rates would be raised by global central banks, especially the U.S. Federal Reserve Bank (the “Fed”) and European Central Bank (the “ECB”); when and how quickly inflation would begin to subside; and when and how significantly global growth would begin to decelerate.

Against the background of rising inflation and interest rates, plunging consumer confidence globally, fears of slowing growth and caution concerning the earnings outlook, volatility increased, most global equity markets declined sharply, and trading of equity futures was quite profitable. Short positions in European, British, Korean, Singaporean, Brazilian, Indian, EAFE and emerging markets index futures were profitable. Trading of U.S. equity index futures was profitable too. On the other hand, short positions in Japanese equity index futures, long positions in Canadian and Australian equity index futures, and a short VIX futures trade resulted in partially offsetting losses. Short positions in Chinese stock index futures were also unprofitable late in the quarter as China displayed incipient signs of emerging from its severe first half growth slowdown.

Following sharp increases in the first quarter, energy prices were volatile during the April-June period. Strong demand for refined fuels combined with concerns over increasing restrictions on Russian supplies and a dwindling “supply buffer” within The Organization of the Petroleum Exporting Countries pushed energy prices higher, while increasing recession worries due to tighter monetary policies mitigated the upward pressures, especially late in June. Long natural gas positions were profitable for most of the quarter. Then, in late June, an explosion at one of the biggest US liquefied natural gas export terminals in Texas reduced exports to Europe, thereby significantly raising natural gas supplies available for U.S. domestic consumption. U.S. natural gas prices plunged in June, leading to profits on a short natural gas position. Elsewhere, long positions in RBOB gasoline, heating oil, London gas oil, WTI crude and Brent crude were profitable.

The U.S. dollar, as measured by the Bloomberg DXY index, rose about 7 1/2% in the quarter and about 10% since the start of the year. Considering that the war in Ukraine is expected to have a much greater negative impact on European growth than U.S. growth and that the Fed is likely to remain more hawkish than the ECB, long U.S. dollar positions against the euro and Swiss franc were profitable. A long U.S. dollar trade versus the Japanese yen was profitable too as the Bank of Japan continued to pursue an expansive monetary policy at the same time that the Fed was becoming decidedly more restrictive. As commodity prices stabilized somewhat, albeit at high levels, long U.S. dollar trades versus several commodity currencies such as the Aussie dollar, Canadian dollar, Chilean peso, Norwegian krone and South African rand also resulted in profits. On the other hand, a short U.S. dollar position against the Brazilian real and trading the U.S. dollar versus the British pound and New Zealand dollar generated partially offsetting losses.

Fears of a demand-sapping recession, a stronger U.S. dollar and higher interest rates weighed on metal markets, even though there were incipient signs that China was emerging from its sharp growth slowdown. Indications that supplies of many industrial metals would increase in the next couple of years also dampened the price outlook. Short positions in copper, silver and gold were profitable, while trading of aluminum generated a partially offsetting loss.

Grain prices which hit 10-year highs in March and April following the Russian invasion of Ukraine, were volatile during most of the second quarter, and eased somewhat in June against the backdrop of more favorable weather in the U.S. and South America, near record Russian wheat crops, hopes for Ukrainian exports and slowing demand due to recession fears. A long soybean oil position was profitable in April in the wake of news that Indonesia banned exports of palm oil in a bid to ensure domestic supply. Both palm oil and soybean oil are used for cooking as well as food preparation, and are in high demand as substitutes for sunflower oil, a commodity whose supply has been negatively impacted by the ongoing Russian war on Ukraine. Then, late in June, a short soybean oil trade was also profitable. Short corn and wheat trades were also profitable late in the quarter.

Interest rate volatility, as measured by the Merrill Lynch MOVE Index, increased markedly during the quarter. On the one hand, concerns about inflation and more hawkish central bank policies underpinned rates. On the other hand, weakening economic data underscored worries about recession and sparked speculation that the Fed might not need to raise rates as high as previously estimated, thereby periodically dragging yields lower. Long positions in European, British, Australian, Canadian, Japanese and U.S. note and bond futures were broadly unprofitable, although these losses were reduced by a significant global bond rally near month end. Meanwhile, trading of short-term U.S., German, Canadian and Australian interest rate futures was fractionally profitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2022.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  As of the quarter ending June 30, 2022, the Partnership sold no Interests to new and existing limited partners.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2022:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2022	$ -	$ -	$ -
May 31, 2022	(101,306)	(10,831)	(112,137)
June 30, 2022	(552,295)	(46,658)	(598,953)
Total	$ (653,601)	$ (57,489)	$ (711,090)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 12, 2022		(Principal Accounting Officer)