Form 10-Q
period 2022-09-30
NESTOR PARTNERS
filed 2022-11-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   September 30, 2022

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
For the three and nine months ended September 30, 2022 and 2021 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2022 (unaudited) and December 31, 2021
(b) For the three and nine months ended September 30, 2022 and 2021 (unaudited)
(c) For the nine months ended September 30, 2022 and 2021 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $18,290,887 and $19,568,494)	$18,148,601	$19,563,280
Net unrealized appreciation on open futures and forward
currency contracts	4,160,591	481,160
Due from brokers, net	6,954,250	3,826,824
Cash denominated in foreign currencies (cost $1,682,789
and $1,080,882)	1,622,028	1,072,270

Total equity in trading accounts	30,885,470	24,943,534

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $101,205,901 and $85,727,554)	100,474,212	85,711,769

CASH AND CASH EQUIVALENTS	10,927,279	8,987,690

ACCRUED INTEREST RECEIVABLE	592,653	676,077

TOTAL	$142,879,614	$120,319,070

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward
currency contracts	$-	$766,206
Accrued brokerage fees	202,570	187,123
Due to brokers, net	-	93,087
Cash overdraft denominated in foreign currencies (cost $15,109
and $177,683)	13,301	177,244
Accrued expenses	114,883	25,658
Capital withdrawals payable to Limited Partners	1,040,341	458,676
Capital withdrawals payable to General Partner	-	250,478
Accrued profit share	1,677,693	-

Total liabilities	3,048,788	1,958,472

PARTNERS' CAPITAL	139,830,826	118,360,598

TOTAL	$142,879,614	$120,319,070

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2022 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$7,110
Energies	(0.38)	(516,003)
Grains	0.04	54,763
Interest rates	(0.01)	(12,810)
Livestock	(0.00)	(4,190)
Metals	(0.55)	(770,099)
Softs	0.00	461
Stock indices	0.05	70,577

Total long futures contracts	(0.84)	(1,170,191)

Short futures contracts:
Currencies	0.03	46,607
Energies	0.03	43,544
Grains	0.24	331,027
Interest rates:
5 Year U.S. Treasury Note (252 contracts, settlement date December 2022)	0.02	34,821
30 Year U.S. Treasury Bond (76 contracts, settlement date December 2022)	0.05	71,937
Other	0.83	1,155,628

Total interest rates	0.90	1,262,386

Livestock	0.01	9,380
Metals	0.57	795,072
Softs	0.01	17,404
Stock indices	0.72	1,000,947

Total short futures contracts	2.51	3,506,367

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.67	2,336,176
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.68)	(2,354,748)
Total short forward currency contracts	2.99	4,179,163

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	1.31	1,824,415

TOTAL	2.98%	$4,160,591

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2022 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$39,100,000	U.S. Treasury notes, 1.625%, 11/15/2022	27.91%	$39,032,797
28,170,000	U.S. Treasury notes, 2.000%, 02/15/2023	20.02	27,996,138
26,870,000	U.S. Treasury notes, 1.750%, 05/15/2023	18.95	26,498,963
25,470,000	U.S. Treasury notes, 2.500%, 08/15/2023	17.95	25,094,915

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $119,496,788)	84.83%	$118,622,813

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2021

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,688
Energies	0.42	492,605
Grains	0.01	12,662
Interest rates	(0.79)	(939,443)
Livestock	(0.01)	(5,370)
Metals	1.01	1,197,013
Softs	(0.01)	(15,847)
Stock indices	0.19	224,522

Total long futures contracts	0.82	969,830

Short futures contracts:
Currencies	0.00	1,398
Energies	0.06	65,449
Grains	0.01	6,149
Interest rates	0.04	49,461
Livestock	0.00	5,170
Metals	(0.89)	(1,047,948)
Softs	0.01	6,910
Stock indices	0.03	38,964

Total short futures contracts	(0.74)	(874,447)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.08	95,383
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,688,217
Total short forward currency contracts	(1.75)	(2,068,646)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.32)	(380,429)

TOTAL	(0.24)%	$(285,046)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2021

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,700,000	U.S. Treasury notes, 2.500%, 02/15/2022	26.01%	$30,788,742
47,840,000	U.S. Treasury notes, 2.375%, 03/15/2022	40.61	48,062,381
26,270,000	U.S. Treasury notes, 1.750%, 05/15/2022	22.32	26,423,926

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,296,048)	88.94%	$105,275,049

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest income, net	$516,140	$3,014

EXPENSES:
Brokerage fees	678,898	687,834
Administrative expenses	81,419	77,506
Custody fees and other expenses	5,767	5,259
Total expenses	766,084	770,599

NET INVESTMENT LOSS	(249,944)	(767,585)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	9,711,636	(9,347,390)
Foreign exchange transactions	90,403	(194,841)
Net change in unrealized:
Futures and forward currency contracts	(589,700)	2,210,720
Foreign exchange translation	(45,742)	(14,981)
Net losses from U.S. Treasury notes:
Realized	(3,545)	-
Net change in unrealized	(304,894)	(3,120)

Total net realized and unrealized gains (losses)	8,858,158	(7,349,612)

NET INCOME (LOSS)	8,608,214	(8,117,197)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	789,348	(9,174)
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$7,818,866	$(8,108,023)

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021
INVESTMENT INCOME:
Interest income, net	$876,576	$23,442

EXPENSES:
Brokerage fees	2,013,694	2,081,226
Administrative expenses	234,573	227,449
Custody fees and other expenses	16,802	15,671

Total expenses	2,265,069	2,324,346

NET INVESTMENT LOSS	(1,388,493)	(2,300,904)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	24,119,753	10,939,894
Foreign exchange transactions	(19,296)	(107,133)
Net change in unrealized:
Futures and forward currency contracts	4,445,637	(3,976,983)
Foreign exchange translation	(50,780)	(256,256)
Net gains (losses) from U.S. Treasury notes:
Realized	(17,027)	(366)
Net change in unrealized	(852,976)	3,945

Total net realized and unrealized gains	27,625,311	6,603,101

NET INCOME	26,236,818	4,302,197
LESS PROFIT SHARE TO GENERAL PARTNER	1,684,633	203
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$24,552,185	$4,301,994

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the nine months ended September 30, 2022:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2022	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598
Contributions	486,599	-	6,940	-	493,539
Withdrawals	(2,076,274)	(1,499,222)	-	-	(3,575,496)
Net income	11,658,454	13,991,312	550	586,502	26,236,818
General Partner's allocation:
New Profit-Accrued	(1,604,073)	(80,560)	-	-	(1,684,633)
PARTNERS' CAPITAL-
September 30, 2022	$64,925,718	$71,864,620	$7,490	$3,032,998	$139,830,826

For the nine months ended September 30, 2021:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2021	$59,408,722	$56,659,557	$-	$2,480,650	$118,548,929
Contributions	-	-	13	-	13
Withdrawals	(5,458,004)	(577,002)	-	-	(6,035,006)
Reclass (1)	138,837	(138,837)	-	-
Net income	1,532,219	2,648,353	-	121,625	4,302,197
General Partner's allocation:
New Profit-Accrued	(203)	-	-	-	(203)
PARTNERS' CAPITAL-
September 30, 2021	$55,621,571	$58,592,071	$13	$2,602,275	$116,815,930

(1) Partner reclass from Special Limited Partner to Limited Partner

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended September 30, 2022 and 2021	Limited Partners		Special Limited Partners
	2022	2021	2022	2021

Ratios to average capital:
Net investment income (loss) (a)	(2.33)%	(3.98)%	0.56%	(1.23)%

Total expenses (a)	3.88%	3.99%	0.97%	1.24%
Profit share allocation (b) (c)	1.22%	(0.02)%	0.05%	0.00%
Total expenses and profit share allocation	5.10%	3.97%	1.02%	1.24%

Total return before profit share allocation (b)	6.12%	(6.82)%	6.81%	(6.17)%
Less: profit share allocation (b) (c)	1.22%	(0.02)%	0.05%	0.00%
Total return after profit share allocation	4.90%	(6.80)%	6.76%	(6.17)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the nine months ended September 30, 2022 and 2021	Limited Partners		Special Limited Partners
	2022	2021	2022	2021

Ratios to average capital:
Net investment loss (a)	(3.00)%	(3.96)%	(0.12)%	(1.18)%

Total expenses (a)	3.90%	3.99%	1.02%	1.21%
Profit share allocation (b) (c)	2.68%	0.00%	0.12%	0.00%
Total expenses and profit share allocation	6.58%	3.99%	1.14%	1.21%

Total return before profit share allocation (b)	20.81%	2.45%	23.64%	4.61%
Less: profit share allocation (b) (c)	2.68%	0.00%	0.12%	0.00%
Total return after profit share allocation	18.13%	2.45%	23.52%	4.61%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of its operations for the three and nine months ended September 30, 2022 and 2021 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of December 31, 2021.

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

The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2022 and December 31, 2021 in valuing the Partnership’s investments at fair value. During the nine and twelve months ended September 30, 2022 and December 31, 2021, respectively, the Partnership held no assets or liabilities in Level 3. At September 30, 2022 and December 31, 2021, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$118,622,813	$-	$118,622,813
Short-Term Money Market Fund*	10,677,279	-	10,677,279
Exchange-Traded Futures Contracts
Currencies	53,717	-	53,717
Energies	(472,459)	-	(472,459)
Grains	385,790	-	385,790
Interest rates	1,249,576	-	1,249,576
Livestock	5,190	-	5,190
Metals	24,973	-	24,973
Softs	17,865	-	17,865
Stock indices	1,071,524	-	1,071,524

Total exchange-traded futures contracts	2,336,176	-	2,336,176

Over-the-Counter Forward Currency Contracts	-	1,824,415	1,824,415

Total futures and forward currency contracts (2)	2,336,176	1,824,415	4,160,591

Total financial assets and liabilities at fair value	$131,636,268	$1,824,415	$133,460,683

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,148,601
Investments in U.S. Treasury notes			100,474,212
Total investments in U.S. Treasury notes			$118,622,813

(2)
Net unrealized appreciation on open futures and forward currency contracts			$4,160,591
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$4,160,591

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,275,049	$-	$105,275,049
Short-Term Money Market Fund*	8,737,690	-	8,737,690
Exchange-Traded Futures Contracts
Currencies	5,086	-	5,086
Energies	558,054	-	558,054
Grains	18,811	-	18,811
Interest rates	(889,982)	-	(889,982)
Livestock	(200)	-	(200)
Metals	149,065	-	149,065
Softs	(8,937)	-	(8,937)
Stock indices	263,486	-	263,486

Total exchange-traded futures contracts	95,383	-	95,383

Over-the-Counter Forward Currency Contracts	-	(380,429)	(380,429)

Total futures and forward currency contracts (2)	95,383	(380,429)	(285,046)

Total financial assets and liabilities at fair value	$114,108,122	$(380,429)	$113,727,693

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,563,280
Investments in U.S. Treasury notes			85,711,769
Total investments in U.S. Treasury notes			$105,275,049

(2)
Net unrealized appreciation on open futures and forward currency contracts			$481,160
Net unrealized depreciation on open futures and forward currency contracts			(766,206)
Total net unrealized depreciation on open futures and forward currency contracts			$(285,046)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2022, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2022 and December 31, 2021. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$7,180	$(70)	$64,501	$(17,894)	$53,717
Energies	88,825	(604,828)	50,047	(6,503)	(472,459)
Grains	55,038	(275)	380,939	(49,912)	385,790
Interest rates	6,057	(18,867)	1,929,372	(666,986)	1,249,576
Livestock	-	(4,190)	9,810	(430)	5,190
Metals	24,547	(794,646)	864,640	(69,568)	24,973
Softs	4,560	(4,099)	19,554	(2,150)	17,865
Stock indices	87,646	(17,069)	1,233,201	(232,254)	1,071,524
Total futures contracts	273,853	(1,444,044)	4,552,064	(1,045,697)	2,336,176

Forward currency contracts	437,264	(2,792,012)	4,769,323	(590,160)	1,824,415

Total futures and
forward currency contracts	$711,117	$(4,236,056)	$9,321,387	$(1,635,857)	$4,160,591

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$3,688	$-	$4,631	$(3,233)	$5,086
Energies	616,692	(124,087)	102,240	(36,791)	558,054
Grains	87,400	(74,738)	63,535	(57,386)	18,811
Interest rates	198,306	(1,137,749)	55,062	(5,601)	(889,982)
Livestock	-	(5,370)	5,220	(50)	(200)
Metals	1,260,221	(63,208)	39,297	(1,087,245)	149,065
Softs	5,098	(20,945)	21,123	(14,213)	(8,937)
Stock indices	471,298	(246,776)	181,224	(142,260)	263,486
Total futures contracts	2,642,703	(1,672,873)	472,332	(1,346,779)	95,383

Forward currency contracts	2,370,139	(681,922)	698,770	(2,767,416)	(380,429)

Total futures and
forward currency contracts	$5,012,842	$(2,354,795)	$1,171,102	$(4,114,195)	$(285,046)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2022 and 2021 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2022 and 2021

Sector	Three months ended: September 30, 2022	Three months ended: September 30, 2021	Nine months ended: September 30, 2022	Nine months ended: September 30, 2021

Futures contracts:
Currencies	$334,090	$-	$768,787	$-
Energies	(4,813,186)	829,098	7,404,068	5,393,975
Grains	(1,042,048)	236,185	(444,468)	555,414
Interest rates	9,836,047	(2,079,622)	4,582,045	(1,648,007)
Livestock	(37,720)	(14,170)	3,050	(119,210)
Metals	363,583	(698,008)	(146,918)	502,339
Softs	(370,462)	25,586	(158,562)	(491,105)
Stock indices	2,099,199	(2,655,873)	9,228,969	7,904,992

Total futures contracts	6,369,503	(4,356,804)	21,236,971	12,098,398

Forward currency contracts	2,752,433	(2,779,866)	7,328,419	(5,135,487)

Total futures and
forward currency contracts	$9,121,936	$(7,136,670)	$28,565,390	$6,962,911

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2022 and 2021 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2022 and 2021 was approximately $128,000,000 and $122,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2022 and 2021

	2022		2021
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$812,765	$5,364,101	$-	$-
Energies	16,419,240	3,316,170	23,113,846	1,275,987
Grains	5,529,551	8,282,718	6,147,309	9,342,858
Interest rates	105,613,800	74,429,609	244,089,488	42,428,068
Livestock	537,285	497,223	383,165	428,088
Metals	6,150,820	7,650,798	15,210,281	1,738,667
Softs	1,954,076	2,080,646	1,383,740	1,491,688
Stock indices	31,036,996	45,106,164	67,108,290	17,592,848

Total futures contracts	168,054,533	146,727,429	357,436,119	74,298,204

Forward currency contracts	24,752,761	62,211,088	50,342,715	49,671,763

Total futures and
forward currency contracts	$192,807,294	$208,938,517	$407,778,834	$123,969,967

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2022 and 2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2022 and December 31, 2021.

Offsetting derivative assets and liabilities at September 30, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,320,783	$(399,612)	$921,171
Counterparty J	1,062,428	(476,069)	586,359
Counterparty L	2,442,706	(1,614,060)	828,646
Total futures contracts	4,825,917	(2,489,741)	2,336,176
	`
Forward currency contracts
Counterparty G	2,176,753	(1,697,894)	478,859
Counterparty K	3,029,834	(1,684,278)	1,345,556
Total forward currency contracts	5,206,587	(3,382,172)	1,824,415

Total assets	$10,032,504	$(5,871,913)	$4,160,591

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$921,171	$-	$(921,171)	$-
Counterparty G	478,859	-	-	478,859
Counterparty J	586,359	-	(586,359)	-
Counterparty K	1,345,556	-	-	1,345,556
Counterparty L	828,646	-	(828,646)	-

Total	$4,160,591	$-	$(2,336,176)	$1,824,415

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of
Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2022.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $9,710,804 and $8,359,643 at September 30, 2022 and December 31, 2021, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2022 and 2021. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2022	2021
Profit share earned	$5,354	$13
Reversal of profit share (1)	(893,699)	(9,377)
Profit share accrued	1,677,693	190
Total profit share	$789,348	$(9,174)

	Nine months ended:
	September 30,	September 30,
	2022	2021
Profit share earned	$6,940	$13
Profit share accrued	1,677,693	190
Total profit share	$1,684,633	$203

(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2022 and December 31, 2021, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2022 to November 14, 2022, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three and nine months ended September 30, 2022, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2022

Month Ended:		Total Partners' Capital

September 30, 2022		$139,830,826
June 30, 2022		133,256,995
December 31, 2021		118,360,598

	Three Months ended	Nine Months ended
Change in Partners' Capital	$6,573,831	$21,470,228
Percent Change	4.93%	18.14%

THREE MONTHS ENDED SEPTEMBER 30, 2022

The increase in the Partnership’s net assets of $6,573,831 was attributable to net income after profit share of $7,818,866 and contributions of $491,953, which was partially offset by withdrawals of $1,736,988.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended September 30, 2022 decreased $8,936 relative to the corresponding period in 2021. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the three months ended September 30, 2022, relative to the corresponding period in 2021.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2022 increased $513,126 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended September 30, 2022 relative to the corresponding period in 2021.

During the three months ended September 30, 2022, the Partnership experienced net realized and unrealized gains of $8,858,158 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $678,898, administrative expenses of $81,419, custody fees and other expenses of $5,767 and accrued profit share of to the General Partner of $789,348 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $516,140, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $7,818,866. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	2.40%
Energies	(3.69)%
Grains	(0.88)%
Interest rates	7.75%
Livestock	(0.09)%
Metals	0.23%
Softs	(0.35)%
Stock indices	1.50%

Trading Gain	6.87%

NINE MONTHS ENDED SEPTEMBER 30, 2022

The increase in the Partnership’s net assets of $21,470,228 was attributable to net income after profit share of $24,552,185 and contributions of $493,539, which was partially offset by withdrawals of $3,575,496.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the nine months ended September 30, 2022 decreased $67,532 relative to the corresponding period in 2021. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the nine months ended September 30, 2022, relative to the corresponding period in 2021.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2022 increased $853,134 relative to the corresponding period in 2021. This increase was due predominantly to an increase in short-term U.S. treasury yields during the nine months ended September 30, 2022 relative to the corresponding period in 2021.

During the nine months ended September 30, 2022, the Partnership experienced net realized and unrealized gains of $27,625,311 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $2,013,694, administrative expenses of $234,573, custody fees and other expenses of $16,802 and accrued profit share to the General Partner of $1,684,633 were incurred. Interest income of $876,576 partially offset the Partnership expenses resulting in net income after profit share to the General Partner of $24,552,185. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	6.64%
Energies	6.60%
Grains	(0.32)%
Interest rates	3.74%
Livestock	0.13%
Metals	(0.21)%
Softs	0.01%
Stock indices	7.25%

Trading Gain	23.84%

MANAGEMENT DISCUSSION –2022

Three months ended September 30, 2022

The Partnership was profitable during the quarter as gains from trading interest rate futures, stock index futures and currency forwards outdistanced losses from trading commodity futures, especially energy futures.

During the quarter, market participants wavered between risk on and risk off actions as they attempted to decide how persistently aggressive global central banks, led by the Federal Reserve Bank (the “Fed”), would be in tightening financial conditions to control high inflation, particularly if it led to slowing growth, recession or rising unemployment. In addition, markets faced pressures from Russia’s war on Ukraine, the energy crisis and recession in Europe, expanding U.S.-China geopolitical tensions, and slower Chinese growth in part due to the property market slump and zero-Covid lockdowns.

Global stocks, which had rallied sharply between mid-June and mid-August while the market hoped the Fed was pivoting toward less restrictive monetary policy, tumbled after numerous Federal Open Market Committee members led by Chairman Powell emphasized their unwavering resolve to raise interest rates to curb inflation even though “…consumers and business will feel economic pain.” Equity markets plunged while global interest rates surged, and worries about slowing global growth and a rising dollar potentially portended significant earnings declines. Short positions in U.S., Chinese, Korean, EAFE and emerging markets index futures were profitable. A short VIX trade was also profitable during the first half of the quarter. Meanwhile, short positions in Brazilian, Australian, French, Spanish and Indian index futures, and trading of Canadian and Japanese futures produced partially offsetting losses, especially early in the quarter.

Interest rates declined in July and investors perhaps felt that recession risks would keep central banks from hiking rates aggressively. Subsequently, however, global interest rates rose sharply and global central banks appeared intent on raising official interest rates faster and holding them at higher terminal levels for longer than previously expected in order to reduce inflation, even at the potential expense of slower growth, recession and rising unemployment. The new UK government’s late September announcement of a controversial debt-fueled economic policy of energy subsidies and tax cuts hitting the markets at the same time as the Bank of England was readying QT likely contributed to the upward pressure on rates. Short positions in U.S., European and U.K. interest rate futures, especially short-term futures, were profitable. In addition, long positions in British, Japanese, Canadian and Australian interest rate futures were profitable in July.

Long U.S. dollar trades were profitable during the quarter as the Bloomberg DXY index rose about 7 1/2% and touched 20-year highs against the backdrop of a hawkish Fed, relatively better U.S. growth outlook as compared to Europe and China, and amidst continuing geopolitical unrest. Long U.S. dollar positions versus the European Union euro, Swiss franc, Norwegian krone, Swedish krona, United Kingdom pound sterling, Japanese yen and Canadian, Australian, and New Zealand dollars were profitable. On the other hand, trading the U.S. dollar against the Brazilian, Indian, Korean, South African, Israeli and Polish currencies generated partially offsetting losses.

Although energy supplies remained tight during the quarter, crude oil and crude product prices declined amid higher interest rates and tighter monetary policy, a stronger U.S. dollar, concern about probable European and U.S. recessions, and China’s persistent efforts to tame COVID-19 and repair the property sector. Long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were unprofitable. In addition, a short U.S. natural gas trade was unprofitable in July when prices jumped in the wake of increased restrictions on flows of Russian gas to Europe through the Nord Stream 1 pipeline.

Grain prices rose following the USDA’s report of worsening crop conditions owing in part to heatwaves in the U.S. Midwest and plains. Meanwhile, the European Union's crop monitoring service, MARS, lowered its yield forecasts for summer crops in the European Union as it expected further damage in part from recent dry and hot weather, particularly with a major cut in corn. In addition, higher import demand from China, a major consumer, underpinned grain prices. Short corn and soybean meal positions were unprofitable. Trading of soybean oil was also slightly unprofitable.

Despite weakening demand and a global growth slowdown, cotton prices were impacted by a drought in the U.S. and heavy rains and pests in India which severely damaged cotton crops. Hence, a short cotton trade was unprofitable. Trading of coffee and sugar were also marginally unprofitable.

Rising interest rates, a strengthening U.S. dollar, evolving sanctions on Russia, Europe’s energy crisis and recession worries impacted metal prices. Short positions in aluminum, gold, London copper and silver were profitable. Silver prices were also affected by declining sales of silver jewelry in China and India as stores closed amid COVID outbreaks. On the other hand, a short zinc trade was unprofitable.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2022.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July 1, 2022, the Partnership sold Interests to new and existing limited partners of $486,600. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2022:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2022	$ (452,543)	$ (35,038)	$ (487,581)
August 31, 2022	(96,752)	(112,314)	(209,066)
September 30, 2022	(18,023)	(1,022,318)	(1,040,341)
Total	$ (567,318)	$ (1,169,670)	$ (1,736,988)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 14, 2022		(Principal Accounting Officer)