Form 10-K
period 2022-12-31
NESTOR PARTNERS
filed 2023-03-31
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2022 and 2021 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2022, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of December 31, 2022, the aggregate net asset value of the Partnership was $132,046,073.  The value at December 31, 2022 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $65,235.62, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2022.

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

Over approximately 52 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

When arriving at the portfolio allocation, the General Partner generally seeks maximum diversification, subject to liquidity and sector concentration constraints, the mandate of the strategy, and the General Partner’s judgement and experience. Each instrument is traded using a diversified set of systems, which may be optimized for groups of markets, sectors or specific markets. The markets traded and allocations are reviewed at least monthly, although changes may occur more or less frequently. The following factors, among others, are considered in constructing a universe of markets to trade for the Partnership: profitability, market liquidity, professional judgment, desired diversification, transaction costs, and exchange and other regulations. The current allocation to any market in the Partnership’s portfolio does not exceed 3.0% of total market exposure, measured by risk allocation. These allocation levels may be exceeded in the future at the discretion of the General Partner.

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

Deutsche Bank Securities Inc. (“Deutsche Bank”), BofA Securities Inc. (“BofA”) and Goldman Sachs & Co. LLC (“GS&Co”) currently act as the futures brokers for the Partnership. The Partnership also currently engages in currency forward trading with Deutsche Bank AG and Bank of America, N.A., which serve as the Partnership’s prime brokers for such transactions, but may utilize the services of additional prime brokers or engage in such trading with other banks and dealers as well. At the present time, the Partnership clears its currency forward trades with Deutsche Bank AG and Bank of America, N.A. The Partnership pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

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

(b)    Holders

As of December 31, 2022, there were 344 holders of Interests.

(c)    Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2022 and December 31, 2022, the Partnership did not issue any Interests.

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners may withdraw capital from their capital accounts in the Partnership as of the end of each calendar month. The withdrawal of capital by limited partners has no impact on the value of the capital accounts of other limited partners.

The following table summarizes limited partner withdrawals during the fourth calendar quarter of 2022:

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2022	$542,328	$1,405,986
November 30, 2022	$367,543	$411,405
December 31, 2022	$635,142	$0

Total	$1,545,013	$1,817,391

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

2022

During 2022, the Partnership achieved net realized and unrealized gains of $23,381,810 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $2,702,218, administrative expenses of $320,051 and custody fees and other expenses of $22,947 were paid or accrued. The Partnership paid a profit share to the General Partner of $1,202,310. Interest income of $1,752,284 partially offset the Partnership’s expenses resulting in a net income after profit share to the General Partner of $20,886,568.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	5.05%
Energies	8.71%
Grains	(0.87)%
Interest rates	4.61%
Livestock	0.05%
Metals	(0.78)%
Softs	0.07%
Stock indices	3.67%

Total	20.51%

The Partnership was profitable for the period under review as gains from trading energy futures, interest rate futures, equity futures and currency forwards far outpaced losses from trading non-energy futures.

From the start of the year through mid-June, market participants grew gloomy, equity and bonds prices plunged, the U.S. dollar soared and commodity prices neared record highs before beginning a descent. These market actions were likely impacted by: rising inflation and an increasingly hawkish monetary policy response from global central banks; recession fears; Russia’s war on Ukraine; turbulent commodity markets; China’s growth slowdown, property market slump and ZERO COVID lockdowns; and growing tensions between the U.S. and China. Thereafter, from mid-June through year-end, market participants alternated between periods of optimistic/risk-on and pessimistic/risk-off actions. Investors’ risk appetite seemingly improved as the market seemed to believe that improving inflation data may lead global central banks to follow a less hawkish policy path and China signaled increased support for its depressed real estate sector, an end to its ZERO COVID policy and a friendlier stance toward private sector businesses. On the other hand, some factors that impacted the first half of the year —tight money, recession fears, the energy crisis, Russia’s war on Ukraine, and U.S.-China tensions — contributed to selling pressures affecting equity, fixed income, commodity and currency markets. Market volatility was impacted by the rollout of a U.K. fiscal policy proposal by short-lived Prime Minister Truss in September and by Xi Jinping’s consolidation of power at the Communist Party Congress in early October.

During the first half of 2022, crude oil prices rose amid concerns of entering an oil-market squeeze triggered by too little investment and disciplined supply management from both Organization of the Petroleum Exporting Countries (“OPEC+”) and non-OPEC producers juxtaposed against oil consumption recovering toward pre-pandemic levels as economies started to reopen and as the Russia-Ukraine war generated fears that Russian energy supplies would be negatively impacted. Russia is among the top three global producers of crude oil and natural gas. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gas oil and heating oil were solidly profitable. Also, a long natural gas position was profitable during the second quarter. Although energy supplies remained limited during the second half of 2022, energy prices were volatile, and crude oil and crude product prices declined amid higher interest rates and tighter monetary policy, a stronger U.S. dollar, concern about possible European and U.S. recessions, China’s persistent COVID-19 control and property sector efforts, and a significant release of oil from the U.S. strategic petroleum reserve. During the July-December period, trading of energy futures was unprofitable as losses from Brent crude, WTI crude, London gas oil and natural gas outdistanced profits from RBOB gasoline and heating oil, thereby reducing somewhat the overall yearly gain from energy trading.

Global central banks’ embrace of hawkish monetary policy stances in an effort to control high inflation; China’s growth slowdown and property market distress; Europe’s struggles with high energy prices; and the stagflationary impacts of the Russia-Ukraine war raised fears of a global recession, contributing to increased volatility and significant losses for global equities during 2022. Consequently, short positions in Chinese, Hong Kong, Korean, Singaporean, EAFE, Emerging market, U.K., German, Italian, and Brazilian equity index futures were profitable. On the other hand, trading of U.S., Dutch, French, EURO STOXX, Japanese, Taiwanese, Australian, Canadian and the VIX stock index futures posted partially offsetting losses.

Led by central banks, including the Federal Reserve (“Fed”), European Central Bank (“ECB”), Bank of England and the Bank of Japan (“BOJ”), global interest rates increased throughout the year. Short positions in U.S., European, British and Canadian short-term interest rate futures were particularly profitable. Short positions in the German bund and U.S., British and Italian notes and bonds were also profitable, especially during the second half of the year. On the other hand, during the first half of 2022, long positions in German, Australian, Canadian and Japanese longer-term interest rate futures and trading of the U.S. 5-year note and French 10-year bond registered partially offsetting losses.

The Bloomberg BBDXY dollar index gained about 15% over the first nine months of 2022 against the backdrop of a hawkish Fed, a relatively stronger U.S. growth outlook as compared to Europe and China, and continuing geopolitical unrest. During the fourth quarter, the U.S. dollar declined about 8.5% through year-end as the Fed reduced the pace of its interest rate increases at its December meeting while the ECB and BOJ were relatively more hawkish than the Fed at their December meetings, perhaps impacted by the cumulative effect of past central bank FX market interventions against the U.S. dollar and Chinese efforts to speed up the reopening of their economy. Overall, long U.S. dollar positions versus the European Union euro, Japanese yen, Australian dollar, Canadian dollar and Chilean peso were profitable. Short U.S. dollar trades versus the high yielding Mexican peso and Brazilian real were profitable as well. On the other hand, trading the U.S. dollar against the currencies of New Zealand, the U.K., Sweden, India and Israel produced partially offsetting losses. Finally, a short U.S. dollar/long Russian ruble trade was closed out at a loss during February when the Partnership halted trading of the Russian currency.

Metals markets were turbulent during the year amid a variety of forces including post-pandemic economic reopening, Russia’s invasion of Ukraine and ensuing sanctions, rising interest rates, recession fears and dollar volatility. Overall, trading of metal futures was unprofitable as losses from short gold and silver positions and from trading of aluminum and platinum outdistanced profits from a long nickel trade and a short copper trade.

Grain prices were also highly volatile during 2022. A short wheat trade was unprofitable during February-May as the Russian invasion of Ukraine impacted prices. A short soybean meal position was unprofitable during the summer when prices rose after the USDA and the European Union’s crop monitoring service reported worsening crop conditions due to damage from hot, dry weather. Trading of soybean oil, Kansas City wheat and soybeans was also unprofitable.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2022 and 2021, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework

(2013). Based on its assessment, management has concluded that, as of December 31, 2022, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The principals and senior officers of the General Partner as of December 31, 2022 are as follows:

Harvey Beker, age 69. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 64. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 53. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 53. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 75. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 65. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 71. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 46. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner. Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner. Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

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

(b)    Security Ownership of Management

 The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2022, the General Partner’s interest was valued at $2,205,397, which constituted 1.67% of the Partnership’s capital.

As of December 31, 2022, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$451,502	$13,659,163	0.34%	10.51%

Gregg Buckbinder	$286,932	$686,627	0.22%	0.53%

Crapple Marital Trust	$1,262,762	$6,530,276	0.97%	5.03%

Steven M. Felsenthal	$0	$241,308	0.00%	0.19%

Mark Fitzsimmons	$0	$4,214,214	0.00%	3.25%

Barry Goodman	$85,279	$3,888,709	0.07%	3.00%

Grant Smith	$5,781,543	$3,115,715	4.46%	2.40%

Ilon Wu	$0	$88,774	0.00%	0.07%

Directors and executive officers of the General Partner as a group	$7,868,018	$32,424,786	6.06%	24.98%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid $2,702,218 in brokerage fees to the General Partner and allocated $1,202,310 in profit share to the General Partner for the year ended December 31, 2022. The General Partner’s capital interest was allocated a net gain of $508,901 for the year ended December 31, 2022. The Partnership paid $2,791,006 in brokerage fees to the General Partner and allocated $478 in profit share to the General

Partner for the year ended December 31, 2021. The General Partner’s capital interest was allocated a net gain of $215,846 for the year ended December 31, 2021. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets. The Partnership incurred administrative expenses of $320,051 during the year ended December 31, 2022. The Partnership incurred administrative expenses of $302,794 during the year ended December 31, 2021. The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2022 and 2021 were approximately $112,000 and $92,000, respectively.

(2)           Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2022 and 2021.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

 Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2022 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2022 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2023.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2023
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2023
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2023
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2023
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2023
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2023
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2022 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

          Exhibit 13.1

Nestor Partners

(A New Jersey Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2022 and 2021, and Report of Independent Registered
Public Accounting Firm

.

NESTOR PARTNERS

TABLE OF CONTENTS

Page(s)

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION	F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-4

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 AND 2021 AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021:

Statements of Financial Condition	F-5

Condensed Schedules of Investments	F-6–F-9

Statements of Operations	F-10

Statements of Changes in Partners’ Capital	F-11

Statements of Financial Highlights	F-12

Notes to Financial Statements	F-13–F-27

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the statements of financial condition, including the condensed schedules of investments, of Nestor Partners as of December 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2022, are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
General Partner of Nestor Partners

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Nestor Partners:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Nestor Partners (the “Partnership”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2022, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations, the changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2022, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP
March 20, 2023

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

NESTOR PARTNERS

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes −− at fair value
(amortized cost $25,557,253 and $19,568,494)	$25,376,719	$19,563,280
Net unrealized appreciation on open futures and forward
currency contracts	6,564,636	481,160
Due from brokers	6,465,226	3,826,824
Cash denominated in foreign currencies (cost -$2,514
and $1,080,882)	5,005	1,072,270

Total equity in trading accounts	38,411,586	24,943,534

INVESTMENTS IN U.S. TREASURY NOTES −− at fair value
(amortized cost $88,668,229 and $85,727,554)	88,232,276	85,711,769

CASH AND CASH EQUIVALENTS	9,166,375	8,987,690

ACCRUED INTEREST RECEIVABLE	654,085	676,077

TOTAL	$136,464,322	$120,319,070

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Net unrealized depreciation on open futures and forward
currency contracts	$-	$766,206
Accrued brokerage fees	197,643	187,123
Due to brokers	-	93,087
Cash overdrafts denominated in foreign currencies (cost $1,538,325
and $177,683)	1,598,022	177,244
Accrued expenses	35,306	25,658
Capital withdrawals payable to limited partners	635,176	458,676
Capital withdrawal payable to General Partner	1,952,102	250,478

Total liabilities	4,418,249	1,958,472

PARTNERS' CAPITAL	132,046,073	118,360,598

TOTAL	$136,464,322	$120,319,070

See notes to financial statements

.

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$14,239
Energies	0.91	1,196,200
Grains	0.09	111,793
Interest rates	(0.04)	(52,481)
Livestock	(0.01)	(7,130)
Metals	0.18	242,463
Softs	(0.02)	(26,476)
Stock indices	(0.06)	(75,258)

Total long futures contracts	1.06	1,403,350

Short futures contracts:
Currencies	(0.00)	(5,951)
Energies	0.67	879,485
Grains	(0.02)	(28,225)
Interest rates:
2 Year U.S. Treasury Note (224 contracts, settlement date March 2023)	0.06	80,711
30 Year U.S. Treasury Bond (75 contracts, settlement date March 2023)	0.01	13,375
Other	2.84	3,753,511

Total interest rates	2.91	3,847,597

Metals	(0.15)	(196,302)
Softs	(0.01)	(9,120)
Stock indices	0.03	36,853

Total short futures contracts	3.43	4,524,337

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	4.49	5,927,687
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.05	1,392,974
Total short forward currency contracts	(0.57)	(756,025)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.48	636,949

TOTAL	4.97%	$6,564,636

(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$21,270,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.07%	$21,213,917
24,370,000	U.S. Treasury notes, 1.750%, 05/15/2023	18.26	24,115,828
25,470,000	U.S. Treasury notes, 2.500%, 08/15/2023	19.03	25,121,777
43,900,000	U.S. Treasury notes, 2.750%, 11/15/2023	32.68	43,157,473

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $114,225,482)	86.04%	$113,608,995

See notes to financial statements			(Concluded)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$3,688
Energies	0.42	492,605
Grains	0.01	12,662
Interest rates	(0.79)	(939,443)
Livestock	(0.01)	(5,370)
Metals	1.01	1,197,013
Softs	(0.01)	(15,847)
Stock indices	0.19	224,522

Total long futures contracts	0.82	969,830

Short futures contracts:
Currencies	0.00	1,398
Energies	0.06	65,449
Grains	0.01	6,149
Interest rates	0.04	49,461
Livestock	0.00	5,170
Metals	(0.89)	(1,047,948)
Softs	0.01	6,910
Stock indices	0.03	38,964

Total short futures contracts	(0.74)	(874,447)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	0.08	95,383
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.43	1,688,217
Total short forward currency contracts	(1.75)	(2,068,646)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	(0.32)	(380,429)

TOTAL	(0.24)%	$(285,046)

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2021

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$30,700,000	U.S. Treasury notes, 2.500%, 02/15/2022	26.01%	$30,788,742
47,840,000	U.S. Treasury notes, 2.375%, 03/15/2022	40.61	48,062,381
26,270,000	U.S. Treasury notes, 1.750%, 05/15/2022	22.32	26,423,926

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,296,048)	88.94%	$105,275,049

See notes to financial statements			(Concluded)

NESTOR PARTNERS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

INVESTMENT INCOME −− Interest income, net	$1,752,284	$24,566

EXPENSES:
Brokerage fees	2,702,218	2,791,006
Administrative expenses	320,051	302,794
Custody fees and other expenses	22,947	20,703

Total expenses	3,045,216	3,114,503

NET INVESTMENT LOSS	(1,292,932)	(3,089,937)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	17,222,596	15,198,115
Foreign exchange transaction	21,582	(222,349)
Net change in unrealized:
Futures and forward currency contracts	6,849,682	(3,612,444)
Foreign exchange translation	(44,005)	(180,074)
Net losses from U.S. Treasury notes:
Realized	(72,557)	(366)
Net change in unrealized	(595,488)	(11,620)

Total net realized and unrealized gains	23,381,810	11,171,262

NET INCOME	22,088,878	8,081,325

LESS PROFIT SHARE TO GENERAL PARTNER	1,202,310	478

NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$20,886,568	$8,080,847

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2022 AND 2021

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL −− January 1, 2021	$59,408,722	$56,659,557	$-	$2,480,650	$118,548,929

Contributions	-	-	-	-	-

Withdrawals	(6,211,917)	(1,807,261)	-	(250,478)	(8,269,656)

Reclass (1)	138,837	(138,837)	-	-	-

Net income	3,125,848	4,739,631	-	215,846	8,081,325

General Partner's allocation −− profit share	(478)	-	478	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(478)	478	-

PARTNERS' CAPITAL −− December 31, 2021	56,461,012	59,453,090	-	2,446,496	118,360,598

Contributions	486,599	-	-	-	486,599

Withdrawals	(3,621,287)	(3,316,613)	-	(1,952,102)	(8,890,002)

Net income (loss)	9,448,480	12,131,705	(208)	508,901	22,088,878

General Partner's allocation −− profit share	(1,162,079)	(40,231)	1,202,310	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(1,202,102)	1,202,102	-

PARTNERS' CAPITAL −− December 31, 2022	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073

(1) Partner reclass from Special Limited Partner to Limited Partner

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2022 AND 2021

	Limited Partners		Special Limited Partners
	2022	2021	2022	2021

Ratios to average partners' capital −−
Net investment income (loss)	(2.53)%	(3.97)%	0.34%	(1.21)%

Total expenses	3.90%	3.99%	1.01%	1.23%
Profit share allocation(1)	1.91%	0.00%	0.06%	0.00%

Total expenses and profit share allocation	5.81%	3.99%	1.07%	1.23%

Total return before profit share allocation	16.81%	5.38%	20.37%	8.33%
Less profit share allocation(1)	1.91%	0.00%	0.06%	0.00%

Total return after profit share allocation	14.90%	5.38%	20.31%	8.33%

(1) In instances of 0.00%, value is less than 0.01% when
rounded to two decimal places
See notes to financial statements

NESTOR PARTNERS

NOTES TO FINANCIAL STATEMENTS

Years ENDED DECEMBER 31, 2022 AND 2021

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

During the years ended December 31, 2022 and 2021, the amount of administrative expenses over 1/4 of 1% per annum of the average net assets of the Partnership was $74,819 and $29,588, respectively.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2019 to 2022, the General Partner has determined that no reserves for uncertain tax positions were required.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Actual results could differ from these estimates.

Right of Offset — The customer agreements between the Partnership and its brokers give the Partnership the legal right to net unrealized gains and losses with each broker. Unrealized gains and losses related to offsetting transactions with these brokers are reflected on a net basis in the equity in trading accounts in the Statements of Financial Condition as the criteria under Balance Sheet (Topic 210) of the Codification were met.

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

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2022 and 2021 in valuing the Partnership’s investments at fair value. At December 31, 2022 and 2021, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 113,608,995	$ -	$ 113,608,995
Short-Term Money Market Fund*	8,916,375	-	8,916,375
Exchange-Traded Futures Contracts
Currencies	8,288	-	8,288
Energies	2,075,685	-	2,075,685
Grains	83,568	-	83,568
Interest rates	3,795,116	-	3,795,116
Livestock	(7,130)	-	(7,130)
Metals	46,161	-	46,161
Softs	(35,596)	-	(35,596)
Stock indices	(38,405)	-	(38,405)

Total exchange-traded futures contracts	5,927,687	-	5,927,687

Over-the-Counter Forward Currency Contracts	-	636,949	636,949

Total futures and forward currency contracts (2)	5,927,687	636,949	6,564,636

Total financial assets and liabilities at fair value	$ 128,453,057	$ 636,949	$ 129,090,006

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 25,376,719
Investments in U.S. Treasury notes			88,232,276
Total investments in U.S. Treasury notes			$ 113,608,995

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 6,564,636
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$ 6,564,636

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial
Condition.

Financial assets and liabilities at fair value as of December 31, 2021

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 105,275,049	$ -	$ 105,275,049
Short-Term Money Market Fund*	8,737,690	-	8,737,690
Exchange-Traded Futures Contracts
Currencies	5,086	-	5,086
Energies	558,054	-	558,054
Grains	18,811	-	18,811
Interest rates	(889,982)	-	(889,982)
Livestock	(200)	-	(200)
Metals	149,065	-	149,065
Softs	(8,937)	-	(8,937)
Stock indices	263,486	-	263,486

Total exchange-traded futures contracts	95,383	-	95,383

Over-the-Counter Forward Currency Contracts	-	(380,429)	(380,429)

Total futures and forward currency contracts (2)	95,383	(380,429)	(285,046)

Total financial assets at fair value	$ 114,108,122	$ (380,429)	$ 113,727,693

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 19,563,280
Investments in U.S. Treasury notes			85,711,769
Total investments in U.S. Treasury notes			$ 105,275,049

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 481,160
Net unrealized depreciation on open futures and forward currency contracts			(766,206)
Total net unrealized depreciation on open futures and forward currency contracts			$ (285,046)

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

5. DUE FROM/to BROKERS

At December 31, 2022 and 2021, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from broker balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $10,489,098 and $8,359,643 at December 31, 2022 and 2021, respectively.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will in fact succeed in doing so. The General Partner’s market risk control procedures include diversification of the Partnership’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Partnership’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Partnership are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co. and BofA Securities, Inc., collectively the “Futures Clearing Brokers.” For all forward currency transactions, the Partnership utilizes two prime brokers, Deutsche Bank AG, and Bank of America, N.A.

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

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2022		2021
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent of	Appreciation	Percent of
Currency type	(Depreciation)	Total	(Depreciation)	Total

Australian dollar	$ 155,483	2.37%	$ (70,609)	24.77%
Brazilian real	(3,051)	(0.05)	2,054	(0.72)
British pound	104,633	1.59	(389,866)	136.77
Canadian dollar	156,398	2.38	184,561	(64.75)
Euro	3,047,469	46.42	(109,931)	38.57
Hong Kong dollar	(7,145)	(0.11)	(7,163)	2.51
Japanese yen	277,498	4.23	(129,898)	45.57
Korean won	19,140	0.29	12,165	(4.27)
Malaysian ringgit	(261)	(0.00)	7,837	(2.75)
Norwegian krone	40,130	0.61	27,410	(9.62)
Polish zloty	30,845	0.47	37,847	(13.28)
Singapore dollar	4,356	0.07	8,030	(2.82)
South African rand	(1,708)	(0.03)	(53,740)	18.85
Swedish krona	29,427	0.45	145,312	(50.98)
Thai baht	20,085	0.31	(760)	0.27
U.S. dollar	2,691,337	41.00	51,705	(18.12)

Total	$ 6,564,636	100.00%	$ (285,046)	100.00%

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

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2022 and 2021 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2022 and 2021. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 26,865	$ (12,626)	$ -	$ (5,951)	$ 8,288
Energies	1,236,350	(40,150)	880,935	(1,450)	2,075,685
Grains	160,870	(49,077)	-	(28,225)	83,568
Interest rates	-	(52,481)	3,942,928	(95,331)	3,795,116
Livestock	290	(7,420)	-	-	(7,130)
Metals	397,429	(154,966)	151,995	(348,297)	46,161
Softs	90	(26,566)	14,759	(23,879)	(35,596)
Stock indices	30,433	(105,691)	135,763	(98,910)	(38,405)
Total futures contracts	1,852,327	(448,977)	5,126,380	(602,043)	5,927,687

Forward currency contracts	2,048,622	(655,648)	386,777	(1,142,802)	636,949

Total futures and
forward currency contracts	$ 3,900,949	$ (1,104,625)	$ 5,513,157	$ (1,744,845)	$ 6,564,636

Fair Value of Futures and Forward Currency Contracts at December 31, 2021

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 3,688	$ -	$ 4,631	$ (3,233)	$ 5,086
Energies	616,692	(124,087)	102,240	(36,791)	558,054
Grains	87,400	(74,738)	63,535	(57,386)	18,811
Interest rates	198,306	(1,137,749)	55,062	(5,601)	(889,982)
Livestock	-	(5,370)	5,220	(50)	(200)
Metals	1,260,221	(63,208)	39,297	(1,087,245)	149,065
Softs	5,098	(20,945)	21,123	(14,213)	(8,937)
Stock indices	471,298	(246,776)	181,224	(142,260)	263,486
Total futures contracts	2,642,703	(1,672,873)	472,332	(1,346,779)	95,383

Forward currency contracts	2,370,139	(681,922)	698,770	(2,767,416)	(380,429)

Total futures and
forward currency contracts	$ 5,012,842	$ (2,354,795)	$ 1,171,102	$ (4,114,195)	$ (285,046)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended December 31, 2022 and 2021, as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2022 and 2021

Sector	2022	2021

Futures contracts:
Currencies	$765,719	$65,585
Energies	10,046,228	6,247,941
Grains	(1,178,601)	(457,141)
Interest rates	5,698,356	2,792,953
Livestock	26,490	(63,640)
Metals	(826,778)	189,873
Softs	63,739	(809,809)
Stock indices	4,321,705	9,314,970

Total futures contracts	18,916,858	17,280,732

Forward currency contracts	5,155,420	(5,695,061)

Total futures and
forward currency contracts	$24,072,278	$11,585,671

The following table presents the average notional value by sector of open futures and forward currency contracts in U.S. dollars for the years ended December 31, 2022 and 2021. The Partnership’s average net asset value during 2022 and 2021 was approximately $129,000,000 and $122,000,000, respectively.

	2022		2021
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$ 1,659,606	$ 4,439,080	$ 591,981	$ 1,769,110
Energies	18,008,439	3,307,292	23,071,750	1,758,221
Grains	6,912,137	6,895,454	6,082,996	8,401,994
Interest rates	85,050,910	104,577,330	241,959,967	39,006,895
Livestock	560,348	397,778	407,116	453,276
Metals	5,103,581	6,248,335	16,029,509	1,433,054
Softs	1,836,254	2,167,069	1,488,507	1,711,024
Stock indices	27,675,299	44,339,216	68,188,391	20,713,327

Total futures contracts	146,806,574	172,371,554	357,820,217	75,246,901

Forward currency contracts	31,544,735	51,293,908	48,928,868	47,564,077

Total futures and
forward currency contracts	$ 178,351,309	$ 223,665,462	$ 406,749,085	$ 122,810,978

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at each quarter end during 2022 and 2021. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The following tables summarize the valuation of the Partnership’s investments by counterparty as of December 31, 2022 and 2021.

Offsetting derivative assets and liabilities at December 31, 2022

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$3,008,522	$(203,651)	$2,804,871
Counterparty J	1,806,867	(159,073)	1,647,794
Counterparty L	2,163,318	(688,296)	1,475,022
Total futures contracts	$6,978,707	$(1,051,020)	$5,927,687

Forward currency contracts
Counterparty G	884,233	(632,742)	251,491
Counterparty K	1,551,166	(1,165,708)	385,458
Total forward currency contracts	$2,435,399	$(1,798,450)	$636,949

Total assets	$9,414,106	$(2,849,470)	$6,564,636

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$ 2,804,871	$ -	$ (2,804,871)	$ -
Counterparty G	251,491	-	-	251,491
Counterparty J	1,647,794	-	(1,647,794)	-
Counterparty K	385,458	-	-	385,458
Counterparty L	1,475,022	-	(1,475,022)	-

Total	$ 6,564,636	$ -	$ (5,927,687)	$ 636,949

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2022.

Offsetting derivative assets and liabilities at December 31, 2021

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$767,838	$(354,289)	$413,549
Counterparty L	1,859,710	(1,792,099)	67,611

Total assets	$2,627,548	$(2,146,388)	$481,160

Liabilities	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$873,264	$(487,487)	$385,777
Total futures contracts	873,264	(487,487)	385,777

Forward currency contracts
Counterparty G	1,536,772	(1,191,819)	344,953
Counterparty K	1,912,566	(1,877,090)	35,476
Total forward currency contracts	3,449,338	(3,068,909)	380,429

Total liabilities	$4,322,602	$(3,556,396)	$766,206

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 413,549	$ -	$ (413,549)	$ -
Counterparty L	67,611	-	(67,611)	-

Total	$ 481,160	$ -	$ (481,160)	$ -

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty C	$ 385,777	$ -	$ (385,777)	$ -
Counterparty G	344,953	-	(344,953)	-
Counterparty K	$ 35,476	$ -	$ (35,476)	$ -

Total	$ 766,206	$ -	$ (766,206)	$ -

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

9. CAPITAL WITHDRAWAL PAYABLE TO GENERAL PARTNER

At December 31, 2022 and 2021, capital withdrawals payable were $1,952,102 (of which $1,202,102 was related to profit share allocated from the General Partner) and $250,478 (of which $478 was related to profit share allocated from the General Partner), respectively.

10. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 20, 2023, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.