Form 10-Q
period 2023-03-31
NESTOR PARTNERS
filed 2023-05-15
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   March 31, 2023

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
As of and for the three months ended March 31, 2023 and 2022 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2023 (unaudited) and December 31, 2022
(b) As of and for the three months ended March 31, 2023 and 2022 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $18,680,868 and $25,557,253)	$18,661,309	$25,376,719
Net unrealized appreciation on open futures and forward
currency contracts	1,495,158	6,564,636
Due from brokers, net	4,908,382	6,465,226
Cash denominated in foreign currencies (cost $387,117
and -$2,514)	394,874	5,005

Total equity in trading accounts	25,459,723	38,411,586

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $89,428,853 and $88,668,229)	89,237,482	88,232,276

CASH AND CASH EQUIVALENTS	6,493,454	9,166,375

ACCRUED INTEREST RECEIVABLE	709,481	654,085

TOTAL	$121,900,140	$136,464,322

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$7,514	$-
Net unrealized depreciation on open futures and forward
currency contracts	118,701	-
Accrued brokerage fees	168,166	197,643
Cash overdraft denominated in foreign currencies (cost $426,438
and $1,538,325)	438,950	1,598,022
Accrued expenses	115,753	35,306
Capital withdrawals payable to Limited Partners	481,824	635,176
Capital withdrawals payable to General Partner	-	1,952,102

Total liabilities	1,330,908	4,418,249

PARTNERS' CAPITAL	120,569,232	132,046,073

TOTAL	$121,900,140	$136,464,322

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2023 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$7,604
Energies	0.42	507,337
Grains	0.05	64,050
Interest rates:
10 Year U.S. Treasury Note (119 contracts, settlement date June 2023)	0.00	4,047
30 Year U.S. Treasury Bond (14 contracts, settlement date June 2023)	0.01	12,687
Other	(0.09)	(113,540)

Total interest rates	(0.08)	(96,806)

Metals	(0.10)	(112,945)
Softs	0.08	99,109
Stock indices	0.90	1,085,249

Total long futures contracts	1.28	1,553,598

Short futures contracts:
Currencies	0.00	3,629
Energies	(0.02)	(20,094)
Grains	(0.00)	(2,990)
Interest rates	(0.12)	(142,885)
Livestock	0.01	6,890
Metals	0.01	15,386
Softs	(0.03)	(39,702)
Stock indices	0.01	7,668

Total short futures contracts	(0.14)	(172,098)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.14	1,381,500
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.23	2,688,099
Total short forward currency contracts	(2.23)	(2,693,142)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.00)	(5,043)

TOTAL	1.14%	$1,376,457

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2023 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$25,270,000	U.S. Treasury notes, 1.750%, 05/15/2023	20.89%	$25,184,615
25,470,000	U.S. Treasury notes, 2.500%, 08/15/2023	20.95	25,258,579
37,000,000	U.S. Treasury notes, 2.750%, 11/15/2023	30.31	36,543,281
21,270,000	U.S. Treasury notes, 2.750%, 02/15/2024	17.34	20,912,316

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $108,109,721)	89.49%	$107,898,791

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2022

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$14,239
Energies	0.91	1,196,200
Grains	0.09	111,793
Interest rates	(0.04)	(52,481)
Livestock	(0.01)	(7,130)
Metals	0.18	242,463
Softs	(0.02)	(26,476)
Stock indices	(0.06)	(75,258)

Total long futures contracts	1.06	1,403,350

Short futures contracts:
Currencies	(0.00)	(5,951)
Energies	0.67	879,485
Grains	(0.02)	(28,225)
Interest rates:
2 Year U.S. Treasury Note (224 contracts, settlement date March 2023)	0.06	80,711
30 Year U.S. Treasury Bond (75 contracts, settlement date March 2023)	0.01	13,375
Other	2.84	3,753,511

Total interest rates	2.91	3,847,597

Metals	(0.15)	(196,302)
Softs	(0.01)	(9,120)
Stock indices	0.03	36,853

Total short futures contracts	3.43	4,524,337

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	4.49	5,927,687
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.05	1,392,974
Total short forward currency contracts	(0.57)	(756,025)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.48	636,949

TOTAL	4.97%	$6,564,636

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2022

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$21,270,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.07%	$21,213,917
24,370,000	U.S. Treasury notes, 1.750%, 05/15/2023	18.26	24,115,828
25,470,000	U.S. Treasury notes, 2.500%, 08/15/2023	19.03	25,121,777
43,900,000	U.S. Treasury notes, 2.750%, 11/15/2023	32.68	43,157,473

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $114,225,482)	86.04%	$113,608,995

See notes to financial statements (unaudited)			(Concluded)

d

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
INVESTMENT INCOME:
Interest income, net	$1,104,537	$59,612

EXPENSES:
Brokerage fees	640,548	644,565
Administrative expenses	80,448	72,714
Custody fees and other expenses	5,445	5,248

Total expenses	726,441	722,527

NET INVESTMENT INCOME (LOSS)	378,096	(662,915)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(5,808,621)	5,144,122
Foreign exchange transactions	(86,888)	(50,478)
Net change in unrealized:
Futures and forward currency contracts	(5,188,179)	2,856,992
Foreign exchange translation	47,423	24,278
Net gains (losses) from U.S. Treasury notes:
Realized	(39,796)	(687)
Net change in unrealized	405,557	(132,655)

Total net realized and unrealized gains (losses)	(10,670,504)	7,841,572

NET INCOME (LOSS)	(10,292,408)	7,178,657
LESS PROFIT SHARE TO GENERAL PARTNER	-	109,775
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(10,292,408)	$7,068,882

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2023:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2023	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073
Contributions	-	56,101	-	-	56,101
Withdrawals	(1,060,705)	(179,829)	-	-	(1,240,534)
Net loss	(5,001,322)	(5,126,927)	-	(164,159)	(10,292,408)
General Partner's allocation:
New Profit-Accrued	-	-	-	-	-
PARTNERS' CAPITAL-
March 31, 2023	$55,550,698	$62,977,296	$-	$2,041,238	$120,569,232

For the three months ended March 31, 2022:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2022	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598
Contributions	-	-	-	-	-
Withdrawals	(855,355)	(272,063)	-	-	(1,127,418)
Net income	3,198,913	3,819,667	-	160,077	7,178,657
General Partner's allocation:
New Profit-Accrued	(108,651)	(1,124)	-	-	(109,775)
PARTNERS' CAPITAL-
March 31, 2022	$58,695,919	$62,999,570	$-	$2,606,573	$124,302,062

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended March 31, 2023 and 2022	Limited Partners		Special Limited Partners
	2023	2022	2023	2022

Ratios to average capital:
Net investment income (loss) (a)	(0.27)%	(3.72)%	2.56%	(0.91)%

Total expenses (a)	3.84%	3.92%	1.01%	1.11%
Profit share allocation (b) (c)	0.00%	0.19%	0.00%	0.00%
Total expenses and profit share allocation	3.84%	4.11%	1.01%	1.11%

Total return before profit share allocation (b)	(8.14)%	5.68%	(7.49)%	6.42%
Less: profit share allocation (b) (c)	0.00%	0.19%	0.00%	0.00%
Total return after profit share allocation	(8.14)%	5.49%	(7.49)%	6.42%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2023 (unaudited) and December 31, 2022 and the results of its operations for the three months ended March 31, 2023 and 2022 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2019 to 2022, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2022.

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

The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2023 and December 31, 2022 in valuing the Partnership’s investments at fair value. During the three and twelve months ended March 31, 2023 and December 31, 2022, respectively, the Partnership held no assets or liabilities in Level 3. At March 31, 2023 and December 31, 2022, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$107,898,791	$-	$107,898,791
Short-Term Money Market Fund*	6,243,454	-	6,243,454
Exchange-Traded Futures Contracts
Currencies	11,233	-	11,233
Energies	487,243	-	487,243
Grains	61,060	-	61,060
Interest rates	(239,691)	-	(239,691)
Livestock	6,890	-	6,890
Metals	(97,559)	-	(97,559)
Softs	59,407	-	59,407
Stock indices	1,092,917	-	1,092,917

Total exchange-traded futures contracts	1,381,500	-	1,381,500

Over-the-Counter Forward Currency Contracts	-	(5,043)	(5,043)

Total futures and forward currency contracts (2)	1,381,500	(5,043)	1,376,457

Total financial assets and liabilities at fair value	$115,523,745	$(5,043)	$115,518,702

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,661,309
Investments in U.S. Treasury notes			89,237,482
Total investments in U.S. Treasury notes			$107,898,791

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,495,158
Net unrealized depreciation on open futures and forward currency contracts			(118,701)
Total net unrealized appreciation on open futures and forward currency contracts			$1,376,457

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$113,608,995	$-	$113,608,995
Short-Term Money Market Fund*	8,916,375	-	8,916,375
Exchange-Traded Futures Contracts
Currencies	8,288	-	8,288
Energies	2,075,685	-	2,075,685
Grains	83,568	-	83,568
Interest rates	3,795,116	-	3,795,116
Livestock	(7,130)	-	(7,130)
Metals	46,161	-	46,161
Softs	(35,596)	-	(35,596)
Stock indices	(38,405)	-	(38,405)

Total exchange-traded futures contracts	5,927,687	-	5,927,687

Over-the-Counter Forward Currency Contracts	-	636,949	636,949

Total futures and forward currency contracts (2)	5,927,687	636,949	6,564,636

Total financial assets and liabilities at fair value	$128,453,057	$636,949	$129,090,006

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$25,376,719
Investments in U.S. Treasury notes			88,232,276
Total investments in U.S. Treasury notes			$113,608,995

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,564,636
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$6,564,636

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2023, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$13,105	$(5,501)	$5,419	$(1,790)	$11,233
Energies	520,293	(12,956)	4,451	(24,545)	487,243
Grains	66,088	(2,038)	-	(2,990)	61,060
Interest rates	60,681	(157,487)	167,522	(310,407)	(239,691)
Livestock	-	-	8,110	(1,220)	6,890
Metals	97,216	(210,161)	231,149	(215,763)	(97,559)
Softs	99,109	-	20,606	(60,308)	59,407
Stock indices	1,163,043	(77,794)	276,500	(268,832)	1,092,917
Total futures contracts	2,019,535	(465,937)	713,757	(885,855)	1,381,500

Forward currency contracts	2,949,703	(261,604)	133,269	(2,826,411)	(5,043)

Total futures and
forward currency contracts	$4,969,238	$(727,541)	$847,026	$(3,712,266)	$1,376,457

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$26,865	$(12,626)	$-	$(5,951)	$8,288
Energies	1,236,350	(40,150)	880,935	(1,450)	2,075,685
Grains	160,870	(49,077)	-	(28,225)	83,568
Interest rates	-	(52,481)	3,942,928	(95,331)	3,795,116
Livestock	290	(7,420)	-	-	(7,130)
Metals	397,429	(154,966)	151,995	(348,297)	46,161
Softs	90	(26,566)	14,759	(23,879)	(35,596)
Stock indices	30,433	(105,691)	135,763	(98,910)	(38,405)
Total futures contracts	1,852,327	(448,977)	5,126,380	(602,043)	5,927,687

Forward currency contracts	2,048,622	(655,648)	386,777	(1,142,802)	636,949

Total futures and
forward currency contracts	$3,900,949	$(1,104,625)	$5,513,157	$(1,744,845)	$6,564,636

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for three months ended March 31, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2023 and 2022

Sector	Three months ended: March 31, 2023	Three months ended: March 31, 2022

Futures contracts:
Currencies	$179,926	$78,099
Energies	(3,054,079)	7,764,357
Grains	(214,450)	(454,162)
Interest rates	(8,038,947)	171,570
Livestock	8,660	(12,370)
Metals	265,003	(2,302,360)
Softs	(167,391)	165,493
Stock indices	97,801	1,321,065

Total futures contracts	(10,923,477)	6,731,692

Forward currency contracts	(73,323)	1,269,422

Total futures and
forward currency contracts	$(10,996,800)	$8,001,114

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2023 and 2022 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2023 and 2022 was approximately $125,000,000 and $119,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2023 and 2022

	2023		2022
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$3,773,233	$856,008	$765,982	$4,501,330
Energies	22,809,357	2,035,086	18,187,070	2,063,304
Grains	7,561,569	789,700	10,365,052	2,696,518
Interest rates	25,651,152	141,854,566	132,690,559	57,360,599
Livestock	326,300	183,250	444,460	770,665
Metals	1,704,995	2,352,994	11,979,478	2,437,005
Softs	1,696,912	2,431,002	3,363,858	1,638,682
Stock indices	41,334,477	31,180,078	58,671,391	33,058,158

Total futures contracts	104,857,995	181,682,684	236,467,850	104,526,261

Forward currency contracts	57,965,349	10,652,126	37,766,152	56,709,909

Total futures and
forward currency contracts	$162,823,344	$192,334,810	$274,234,002	$161,236,170

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2023 and December 31, 2022.

Offsetting derivative assets and liabilities at March 31, 2023

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,183,514	$(597,510)	$586,004
Counterparty J	264,685	(128,560)	136,125
Counterparty L	1,285,093	(625,722)	659,371
Total futures contracts	2,733,292	(1,351,792)	1,381,500

Forward currency contracts
Counterparty K	2,142,937	(2,029,279)	113,658

Total assets	$4,876,229	$(3,381,071)	$1,495,158

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$1,058,736	$(940,035)	$118,701

Total liabilities	$1,058,736	$(940,035)	$118,701

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$586,004	$-	$(586,004)	$-
Counterparty J	136,125	-	(136,125)	-
Counterparty K	113,658	-	-	113,658
Counterparty L	659,371	-	(659,371)	-

Total	$1,495,158	$-	$(1,381,500)	$113,658

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount(4)

Counterparty G	$118,701	$-	$(118,701)	$-

Total	$118,701	$-	$(118,701)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2023.
(4) Net amount represents the amounts owed by the Partnership to each counterparty as of March 31, 2023.

Offsetting derivative assets and liabilities at December 31, 2022

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$3,008,522	$(203,651)	$2,804,871
Counterparty J	1,806,867	(159,073)	1,647,794
Counterparty L	2,163,318	(688,296)	1,475,022
Total futures contracts	6,978,707	(1,051,020)	5,927,687

Forward currency contracts
Counterparty G	$884,233	$(632,742)	$251,491
Counterparty K	1,551,166	(1,165,708)	385,458
Total forward currency contracts	2,435,399	(1,798,450)	636,949

Total assets	$9,414,106	$(2,849,470)	$6,564,636

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$2,804,871	$-	$(2,804,871)	$-
Counterparty G	251,491	-	-	251,491
Counterparty J	1,647,794	-	(1,647,794)	-
Counterparty K	385,458	-	-	385,458
Counterparty L	1,475,022	-	(1,475,022)	-

Total	$6,564,636	$-	$(5,927,687)	$636,949

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $12,224,101 and $10,489,098 at March 31, 2023 and December 31, 2022, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2023 and 2022. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2023	2022
Profit share earned	$-	$-
Profit share accrued	-	109,775
Total profit share	$-	$109,775

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2023 and December 31, 2022, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2023 to May 15, 2023, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

P

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

During its operations for the three months ended March 31, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2023

Month Ended:	Total Partners' Capital

March 31, 2023	$120,569,232
December 31, 2022	132,046,073

Three Months ended
Change in Partners' Capital	$(11,476,841)
Percent Change	(8.69)%

THREE MONTHS ENDED MARCH 31, 2023

The decrease in the Partnership’s net assets of $11,476,841 was attributable to net loss of $10,292,408 and withdrawals of $1,240,534, which was partially offset by and contributions of $56,101.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended March 31, 2023 decreased $4,017 relative to the corresponding period in 2022. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the three months ended March 31, 2023, relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2023 increased $1,044,925 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended March 31, 2023 relative to the corresponding period in 2022.

During the three months ended March 31, 2023, the Partnership experienced net realized and unrealized losses of $10,670,504 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $640,548, administrative expenses of $80,448, custody fees and other expenses of $5,445. Interest income of $1,104,537 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $10,292,408. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	0.10%
Energies	(2.38)%
Grains	(0.15)%
Interest rates	(6.14)%
Livestock	0.03%
Metals	0.23%
Softs	(0.10)%
Stock indices	0.12%

Trading Loss	(8.29)%

MANAGEMENT DISCUSSION –2023

Three months ended March 31, 2023

The Partnership was unprofitable in the quarter predominantly due to losses from trading interest rate and energy futures. Elsewhere, trading of non-energy commodity futures was marginally unprofitable, trading of equity index futures was flat and trading of currency forwards was marginally profitable.

During January, February and into early March, markets were volatile as the negative impulses from tightening of monetary policies and sluggish manufacturing and housing sectors globally clashed with the positive impulses from better than expected employment, consumption and service sector growth globally. Then, during the last three weeks of the quarter, the banking crisis evidenced by the sudden collapses of Silicon Valley Bank and Signature Bank in the U.S., the Swiss government’s brokered sale of Credit Suisse to UBS in Europe, and the challenges of other European and small and mid-sized U.S. banks rattled trading in financial and commodity markets.

Interest rates were volatile during the quarter. In January, global interest rates declined as many market participants came to believe that a further easing of price and wage inflation may lead to an easing of monetary policy in the second half of the year. During February and into early March, however, the global bond market rally stalled as signs of continued inflation, the “hot” U.S. labor market, better-than-expected economic data in the U.S. and Europe, and Congressional testimony by Federal Reserve (“Fed”) Chairman Powell on March 7th and 8th led some investors to believe that global interest rates were primed to go still higher as central banks continued to address inflation. However, the next day global interest rates collapsed amid historic levels of interest rate volatility as risks of economic slowdown and/or recession rose in the wake of the banking crisis. For example, the U.S. 2-year note, which was yielding near 5 1/8% on March 8th following the Fed Chairman’s testimony, plunged to about 3.5% before recovering to around 4 1/8% at month-end. Overall, short positions in U.S., German, French, Italian, British, Canadian and Japanese interest futures were highly unprofitable.

For much of the quarter, energy prices as measured by WTI crude oil were influenced by conflicting forces and traded in a range between $73 and $82 per barrel. In general, global supply and demand fundamentals saw mixed results amid a number of global events: Russian supply did not fall as steeply as some expected; Iraq exports through Turkey were reduced significantly late in the quarter; Chinese demand did not pick up as quickly as many forecast; concerns about slowing growth in Europe and the U.S. likely impacted fundamentals; strikes at French refineries seemingly weakened crude consumption; the U.S. government did not replenish its Strategic Petroleum Reserve; and developed world commercial oil inventories rose. OPEC+ appeared unwilling to change policy until it better understood the mixed results. Then, in March as recession risks increased in the wake of the banking sector crisis, energy prices fell with WTI crude plunging from $80 per barrel on March 6 to $65 per barrel on March 20, before recovering to close the month near $70/barrel. On balance, long positions in Brent crude, WTI crude, London gas oil, heating oil and RBOB gasoline were unprofitable. On the other hand, short natural gas positions were quite profitable as prices declined amid warmer than typical weather in Europe and the U.S. and expanding inventories.

Equity markets, although also rattled by the mix of positive and negative factors discussed above, were steady during the quarter and results were mixed and flat. Long positions in European, Chinese, Taiwanese and Australian stock index futures were profitable. Short positions in Brazilian, Indian and U.S. Russell equity index futures, and trading of Singaporean futures were profitable. On the other hand, short U.S. NASDAQ, S&P and Mid-Cap 400 positions, and trading of Korean, Japanese and EAFE equity index futures posted offsetting losses.

A short silver position was profitable in February, possibly impacted by higher interest rates, a stronger U.S. dollar and sluggish manufacturing globally. In March, safe haven demand and a weaker U.S. dollar likely affected precious metal prices and a long gold trade was profitable. These gains slightly outpaced the loss from a short copper trade. Turning to grain futures, strong supply expectations from major producers of wheat, corn and soybeans seemingly weighed down grain prices. Losses on long corn and soybean trades outdistanced the profit from a short wheat position. Among soft commodities, small losses on short coffee, cotton and cocoa positions marginally outdistanced the profit from a long sugar trade.

Varying expectations about relative growth and monetary policy outlooks across countries likely caused fluctuations in the U.S. dollar during the quarter. Trading results were mixed, though marginally positive overall. Short U.S. dollar positions versus high yield currencies—Chile, Mexico and Poland—were profitable, particularly in March. Long U.S. dollar positions against the Japanese yen and Swiss franc posted gains in January and February. On the other hand, short U.S. dollar trades relative to the Korean won and Brazilian real in February were unprofitable, as was trading the U.S. dollar against the Australian, Canadian and New Zealand dollars, respectively, and trading the Norwegian krone versus the euro and U.S. dollar.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2023.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On March 1, 2023, the Partnership sold Interests to new limited partners of $56,101. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2023:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2023	$ (241,646)	$ (106,822)	$ (348,468)
February 28, 2023	(383,745)	(26,497)	(410,242)
March 31, 2023	(435,314)	(46,510)	(481,824)
Total	$ (1,060,705)	$ (179,829)	$ (1,240,534)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 15, 2023		(Principal Accounting Officer)