Form 10-Q
period 2023-06-30
NESTOR PARTNERS
filed 2023-08-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   June 30, 2023

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
For the three and six months ended June 30, 2023 and 2022 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2023 (unaudited) and December 31, 2022
(b) For the three and six months ended June 30, 2023 and 2022 (unaudited)
(c) For the six months ended June 30, 2023 and 2022 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $18,486,606 and $25,557,253)	$18,438,286	$25,376,719
Net unrealized appreciation on open futures and forward
currency contracts	3,401,387	6,564,636
Due from brokers, net	3,838,138	6,465,226
Cash denominated in foreign currencies (cost $0
and -$2,514)	-	5,005

Total equity in trading accounts	25,677,811	38,411,586

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $93,810,557 and $88,668,229)	93,521,678	88,232,276

CASH AND CASH EQUIVALENTS	6,384,988	9,166,375

ACCRUED INTEREST RECEIVABLE	755,691	654,085

TOTAL	$126,340,168	$136,464,322

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$3,358	$-
Accrued management fees	94,097	109,679
Accrued installment selling commissions	70,457	76,900
Accrued trade execution and clearing costs	6,420	11,064
Cash overdraft denominated in foreign currencies (cost $2,574,876
and $1,538,325)	2,596,566	1,598,022
Accrued expenses	115,477	35,306
Capital withdrawals payable to Limited Partners	17,357	635,176
Capital withdrawals payable to General Partner	-	1,952,102

Total liabilities	2,903,732	4,418,249

PARTNERS' CAPITAL	123,436,436	132,046,073

TOTAL	$126,340,168	$136,464,322

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2023 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Energies	0.04%	$45,600
Grains	0.02	25,158
Livestock	0.03	33,560
Metals	(0.16)	(195,297)
Stock indices	0.16	193,316

Total long futures contracts	0.09	102,337

Short futures contracts:
Currencies	0.10	125,344
Energies	0.00	3,638
Grains	0.23	284,132
Interest rates:
2 Year U.S. Treasury Note (272 contracts, settlement date September 2023)	0.39	476,828
5 Year U.S. Treasury Note (250 contracts, settlement date September 2023)	0.08	97,797
Other	1.70	2,098,083

Total interest rates	2.17	2,672,708

Livestock	(0.00)	(1,050)
Metals	0.20	249,370
Softs	0.10	125,652
Stock indices	(0.15)	(184,609)

Total short futures contracts	2.65	3,275,185

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	2.74	3,377,522
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.07)	(83,080)
Total short forward currency contracts	0.09	106,945

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.02	23,865

TOTAL	2.76%	$3,401,387

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2023 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$27,253,000	U.S. Treasury notes, 2.500%, 08/15/2023	22.01%	$27,164,108
40,879,000	U.S. Treasury notes, 2.750%, 11/15/2023	32.81	40,503,744
27,253,000	U.S. Treasury notes, 2.750%, 02/15/2024	21.72	26,811,736
17,925,000	U.S. Treasury notes, 2.500%, 05/15/2024	14.16	17,480,376

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $112,297,163)	90.70%	$111,959,964

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2022

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$14,239
Energies	0.91	1,196,200
Grains	0.09	111,793
Interest rates	(0.04)	(52,481)
Livestock	(0.01)	(7,130)
Metals	0.18	242,463
Softs	(0.02)	(26,476)
Stock indices	(0.06)	(75,258)

Total long futures contracts	1.06	1,403,350

Short futures contracts:
Currencies	(0.00)	(5,951)
Energies	0.67	879,485
Grains	(0.02)	(28,225)
Interest rates:
2 Year U.S. Treasury Note (224 contracts, settlement date March 2023)	0.06	80,711
30 Year U.S. Treasury Bond (75 contracts, settlement date March 2023)	0.01	13,375
Other	2.84	3,753,511

Total interest rates	2.91	3,847,597

Metals	(0.15)	(196,302)
Softs	(0.01)	(9,120)
Stock indices	0.03	36,853

Total short futures contracts	3.43	4,524,337

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	4.49	5,927,687
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.05	1,392,974
Total short forward currency contracts	(0.57)	(756,025)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.48	636,949

TOTAL	4.97%	$6,564,636

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2022

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$21,270,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.07%	$21,213,917
24,370,000	U.S. Treasury notes, 1.750%, 05/15/2023	18.26	24,115,828
25,470,000	U.S. Treasury notes, 2.500%, 08/15/2023	19.03	25,121,777
43,900,000	U.S. Treasury notes, 2.750%, 11/15/2023	32.68	43,157,473

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $114,225,482)	86.04%	$113,608,995

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest income, net	$1,244,489	$300,824

EXPENSES:
Brokerage and management fees:
Management fees	283,214	312,402
Installment selling commissions	206,460	235,691
Trade execution and clearing costs	123,022	142,138
Total brokerage and management fees	612,696	690,231

Administrative expenses	75,244	80,440
Custody fees and other expenses	5,519	5,787

Total expenses	693,459	776,458

NET INVESTMENT INCOME (LOSS)	551,030	(475,634)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	935,858	9,263,995
Foreign exchange transactions	3,609	(59,221)
Net change in unrealized:
Futures and forward currency contracts	2,024,930	2,178,345
Foreign exchange translation	(16,935)	(29,316)
Net losses from U.S. Treasury notes:
Realized	-	(12,795)
Net change in unrealized	(126,269)	(415,427)

Total net realized and unrealized gains	2,821,193	10,925,581

NET INCOME	3,372,223	10,449,947
LESS PROFIT SHARE TO GENERAL PARTNER	-	785,510
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$3,372,223	$9,664,437

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
INVESTMENT INCOME:
Interest income, net	$2,349,026	$360,436

EXPENSES:
Brokerage and management fees:
Management fees	577,607	585,887
Installment selling commissions	421,742	452,323
Trade execution and clearing costs	253,895	296,586
Total brokerage and management fees	1,253,244	1,334,796

Administrative expenses	155,692	153,154
Custody fees and other expenses	10,964	11,035

Total expenses	1,419,900	1,498,985

NET INVESTMENT INCOME (LOSS)	929,126	(1,138,549)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(4,872,763)	14,408,117
Foreign exchange transactions	(83,279)	(109,699)
Net change in unrealized:
Futures and forward currency contracts	(3,163,249)	5,035,337
Foreign exchange translation	30,488	(5,038)
Net gains (losses) from U.S. Treasury notes:
Realized	(39,796)	(13,482)
Net change in unrealized	279,288	(548,082)

Total net realized and unrealized gains (losses)	(7,849,311)	18,767,153

NET INCOME (LOSS)	(6,920,185)	17,628,604
LESS PROFIT SHARE TO GENERAL PARTNER	-	895,285
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(6,920,185)	$16,733,319

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the six months ended June 30, 2023:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2023	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073
Contributions	-	72,067	-	-	72,067
Withdrawals	(1,271,171)	(490,348)	-	-	(1,761,519)
Net loss	(3,664,290)	(3,157,521)	-	(98,374)	(6,920,185)
General Partner's allocation:
New Profit-Accrued	-	-	-	-	-
PARTNERS' CAPITAL-
June 30, 2023	$56,677,264	$64,652,149	$-	$2,107,023	$123,436,436

For the six months ended June 30, 2022:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2022	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598
Contributions	-	-	1,586	-	1,586
Withdrawals	(1,508,956)	(329,552)	-	-	(1,838,508)
Net income	7,895,436	9,342,291	59	390,818	17,628,604
General Partner's allocation:
New Profit-Accrued	(849,389)	(45,896)	-	-	(895,285)
PARTNERS' CAPITAL-
June 30, 2022	$61,998,103	$68,419,933	$1,645	$2,837,314	$133,256,995

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended June 30, 2023 and 2022	Limited Partners		Special Limited Partners
	2023	2022	2023	2022

Ratios to average capital:
Net investment income (loss) (a)	0.29%	(2.99)%	3.10%	(0.11)%

Total expenses (a)	3.81%	3.90%	0.99%	1.01%
Profit share allocation (b) (c)	0.00%	1.20%	0.00%	0.07%
Total expenses and profit share allocation	3.81%	5.10%	0.99%	1.08%

Total return before profit share allocation (b)	2.41%	7.96%	3.13%	8.79%
Less: profit share allocation (b) (c)	0.00%	1.20%	0.00%	0.07%
Total return after profit share allocation	2.41%	6.76%	3.13%	8.72%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the six months ended June 30, 2023 and 2022	Limited Partners		Special Limited Partners
	2023	2022	2023	2022

Ratios to average capital:
Net investment income (loss) (a)	(0.01)%	(3.35)%	2.81%	(0.49)%

Total expenses (a)	3.84%	3.92%	1.01%	1.06%
Profit share allocation (b) (c)	0.00%	1.44%	0.00%	0.07%
Total expenses and profit share allocation	3.84%	5.36%	1.01%	1.13%

Total return before profit share allocation (b)	(5.93)%	14.06%	(4.60)%	15.77%
Less: profit share allocation (b) (c)	0.00%	1.44%	0.00%	0.07%
Total return after profit share allocation	(5.93)%	12.62%	(4.60)%	15.70%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three and six months ended June 30, 2023 and 2022 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Partnership reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the three and six months ended June 30, 2022. Further, the Partnership reclassified amounts previously included in “Accrued brokerage fees” to “Accrued management fees”, “Accrued installment selling commissions” and “Accrued trade execution and clearing costs” in the Statements of Financial Condition at December 31, 2022. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

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

The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2023 and December 31, 2022 in valuing the Partnership’s investments at fair value. During the six and twelve months ended June 30, 2023 and December 31, 2022, respectively, the Partnership held no assets or liabilities in Level 3. At June 30, 2023 and December 31, 2022, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$111,959,964	$-	$111,959,964
Short-Term Money Market Fund*	6,134,988	-	6,134,988
Exchange-Traded Futures Contracts
Currencies	125,344	-	125,344
Energies	49,238	-	49,238
Grains	309,290	-	309,290
Interest rates	2,672,708	-	2,672,708
Livestock	32,510	-	32,510
Metals	54,073	-	54,073
Softs	125,652	-	125,652
Stock indices	8,707	-	8,707

Total exchange-traded futures contracts	3,377,522	-	3,377,522

Over-the-Counter Forward Currency Contracts	-	23,865	23,865

Total futures and forward currency contracts (2)	3,377,522	23,865	3,401,387

Total financial assets and liabilities at fair value	$121,472,474	$23,865	$121,496,339

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,438,286
Investments in U.S. Treasury notes			93,521,678
Total investments in U.S. Treasury notes			$111,959,964

(2)
Net unrealized appreciation on open futures and forward currency contracts			$3,401,387
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$3,401,387

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$113,608,995	$-	$113,608,995
Short-Term Money Market Fund*	8,916,375	-	8,916,375
Exchange-Traded Futures Contracts
Currencies	8,288	-	8,288
Energies	2,075,685	-	2,075,685
Grains	83,568	-	83,568
Interest rates	3,795,116	-	3,795,116
Livestock	(7,130)	-	(7,130)
Metals	46,161	-	46,161
Softs	(35,596)	-	(35,596)
Stock indices	(38,405)	-	(38,405)

Total exchange-traded futures contracts	5,927,687	-	5,927,687

Over-the-Counter Forward Currency Contracts	-	636,949	636,949

Total futures and forward currency contracts (2)	5,927,687	636,949	6,564,636

Total financial assets and liabilities at fair value	$128,453,057	$636,949	$129,090,006

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$25,376,719
Investments in U.S. Treasury notes			88,232,276
Total investments in U.S. Treasury notes			$113,608,995

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,564,636
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$6,564,636

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2023, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$-	$134,373	$(9,029)	$125,344
Energies	91,122	(45,522)	19,344	(15,706)	49,238
Grains	25,158	-	366,500	(82,368)	309,290
Interest rates	-	-	3,220,792	(548,084)	2,672,708
Livestock	33,560	-	520	(1,570)	32,510
Metals	44,150	(239,447)	372,375	(123,005)	54,073
Softs	-	-	149,611	(23,959)	125,652
Stock indices	246,583	(53,267)	112,144	(296,753)	8,707
Total futures contracts	440,573	(338,236)	4,375,659	(1,100,474)	3,377,522

Forward currency contracts	1,076,470	(1,159,550)	1,236,383	(1,129,438)	23,865

Total futures and
forward currency contracts	$1,517,043	$(1,497,786)	$5,612,042	$(2,229,912)	$3,401,387

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$26,865	$(12,626)	$-	$(5,951)	$8,288
Energies	1,236,350	(40,150)	880,935	(1,450)	2,075,685
Grains	160,870	(49,077)	-	(28,225)	83,568
Interest rates	-	(52,481)	3,942,928	(95,331)	3,795,116
Livestock	290	(7,420)	-	-	(7,130)
Metals	397,429	(154,966)	151,995	(348,297)	46,161
Softs	90	(26,566)	14,759	(23,879)	(35,596)
Stock indices	30,433	(105,691)	135,763	(98,910)	(38,405)
Total futures contracts	1,852,327	(448,977)	5,126,380	(602,043)	5,927,687

Forward currency contracts	2,048,622	(655,648)	386,777	(1,142,802)	636,949

Total futures and
forward currency contracts	$3,900,949	$(1,104,625)	$5,513,157	$(1,744,845)	$6,564,636

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2023 and 2022

Sector	Three months ended: June 30, 2023	Three months ended: June 30, 2022	Six months ended: June 30, 2023	Six months ended: June 30, 2022

Futures contracts:
Currencies	$241,579	$356,598	$421,505	$434,697
Energies	(3,739,625)	4,452,897	(6,793,704)	12,217,254
Grains	(26,867)	1,051,742	(241,317)	597,580
Interest rates	3,952,308	(5,425,572)	(4,086,639)	(5,254,002)
Livestock	48,440	53,140	57,100	40,770
Metals	(185,946)	1,791,859	79,057	(510,501)
Softs	268,066	46,407	100,675	211,900
Stock indices	1,369,452	5,808,705	1,467,253	7,129,770

Total futures contracts	1,927,407	8,135,776	(8,996,070)	14,867,468

Forward currency contracts	1,033,381	3,306,564	960,058	4,575,986

Total futures and
forward currency contracts	$2,960,788	$11,442,340	$(8,036,012)	$19,443,454

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2023 and 2022 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2023 and 2022 was approximately $123,000,000 and $125,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2023 and 2022

	2023		2022
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$2,515,489	$4,415,620	$863,141	$4,177,463
Energies	18,425,763	1,883,185	14,107,547	3,676,532
Grains	5,383,072	2,514,595	6,910,035	6,398,509
Interest rates	17,100,768	176,502,828	138,321,001	38,383,060
Livestock	524,637	208,593	579,133	541,003
Metals	1,154,184	4,327,713	7,986,318	6,221,672
Softs	1,131,275	2,567,566	2,418,497	2,157,447
Stock indices	40,218,866	29,656,588	40,506,549	41,515,357

Total futures contracts	86,454,054	222,076,688	211,692,221	103,071,043

Forward currency contracts	43,766,897	24,429,187	29,843,790	54,614,427

Total futures and
forward currency contracts	$130,220,951	$246,505,875	$241,536,011	$157,685,470

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2023 and December 31, 2022.

Offsetting derivative assets and liabilities at June 30, 2023

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$861,492	$(475,344)	$386,148
Counterparty J	954,333	(376,526)	577,807
Counterparty L	3,000,407	(586,840)	2,413,567
Total futures contracts	4,816,232	(1,438,710)	3,377,522

Forward currency contracts
Counterparty K	2,312,853	(2,288,988)	23,865

Total assets	$7,129,085	$(3,727,698)	$3,401,387

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$386,148	$-	$(386,148)	$-
Counterparty J	577,807	-	(577,807)	-
Counterparty K	23,865	-	-	23,865
Counterparty L	2,413,567	-	(2,413,567)	-

Total	$3,401,387	$-	$(3,377,522)	$23,865

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2023.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $7,495,134 and $10,489,098 at June 30, 2023 and December 31, 2022, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2023 and 2022. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2023	2022
Profit share earned	$-	$1,586
Reversal of profit share (1)	-	(109,775)
Profit share accrued	-	893,699
Total profit share	$-	$785,510
		(continued)

	Six months ended:
	June 30,	June 30,
	2023	2022
Profit share earned	$-	$1,586
Profit share accrued	-	893,699
Total profit share	$-	$895,285
		(concluded)
(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2023 and December 31, 2022, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2023 to August 14, 2023, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three and six months ended June 30, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2023

Month Ended:		Total Partners' Capital

June 30, 2023		$123,436,436
March 31, 2023		120,569,232
December 31, 2022		132,046,073

	Three months ended	Six months ended
Change in Partners' Capital	$2,867,204	$(8,609,637)
Percent Change	2.38%	(6.52)%

THREE MONTHS ENDED JUNE 30, 2023

The increase in the Partnership’s net assets of $2,867,204 was attributable to net income after profit share of $3,372,223 and contributions of $15,966, which was partially offset by withdrawals of $520,985.

Management fees, installment selling commissions and trade execution and clearing cost are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, installment selling commissions and trade execution and clearing costs for the three months ended June 30, 2023 decreased $29,188, $29,231 and $19,116, respectively, relative to the corresponding period in 2022. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the three months ended June 30, 2023, relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2023 increased $943,665 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended June 30, 2023 relative to the corresponding period in 2022.

During the three months ended June 30, 2023, the Partnership experienced net realized and unrealized gains of $2,821,193 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $612,696, administrative expenses of $75,244, custody fees and other expenses of $5,519 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $1,244,489, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $3,372,223. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.05%
Energies	(3.09)%
Grains	(0.03)%
Interest rates	3.30%
Livestock	0.04%
Metals	(0.16)%
Softs	0.22%
Stock indices	1.13%

Trading Gain	2.46%

SIX MONTHS ENDED JUNE 30, 2023

The decrease in the Partnership’s net assets of $8,609,637 was attributable to net loss after profit share of $6,920,185 and withdrawals of $1,761,519, which was partially offset by contributions of $72,067.

Management fees, installment selling commissions and trade execution and clearing costs are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees, installment selling commissions and trade execution and clearing costs for the six months ended June 30, 2023 decreased $8,280, $30,581 and $42,691, respectively, relative to the corresponding period in 2022. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the six months ended June 30, 2023, relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2023 increased $1,988,590 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. treasury yields during the six months ended June 30, 2023 relative to the corresponding period in 2022.

During the six months ended June 30, 2023, the Partnership experienced net realized and unrealized losses of $7,849,311 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $1,253,244, administrative expenses of $155,692, custody fees and other expenses of $10,964. Interest income of $2,349,026 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $6,920,185. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.13%
Energies	(5.41)%
Grains	(0.19)%
Interest rates	(3.06)%
Livestock	0.05%
Metals	0.06%
Softs	0.10%
Stock indices	1.23%

Trading Loss	(6.09)%

MANAGEMENT DISCUSSION –2023

Three months ended June 30, 2023

The Partnership was profitable during the quarter as gains from trading financial futures and currency forwards outpaced losses from trading energy futures. Trading of non-energy commodity futures was nearly flat.

Diverging narratives concerning the future paths of growth, inflation and monetary policy within and across various economic regions, including the U.S., Europe, China, and Asia (excluding China), and the bifurcation between weakening manufacturing and booming service sectors globally contributed to rattled financial and commodity markets during most of the quarter. U.S. regional banking stresses, political discussions around the U.S. debt ceiling, a late June spike of hawkish activity by global central banks and the attempted coup by the Wagner Group in Russia also contributed to market turmoil.

Interest rate volatility remained elevated during the quarter as persistent global inflation leant support to increased rates while concerns about slowing growth and/or a recession weakened the push for rate increases. Market participants expressed some uncertainty about how central banks would respond to strong inflation, labor markets and consumer spending in the U.S. and Europe, juxtaposed against weaker than expected growth in China and slowing manufacturing globally. Developed market central banks enacted higher official interest rates and more hawkish policy. Consequently, interest rates rose and short positions in U.S., European, British, Canadian and Australian interest rate futures, particularly shorter-term futures, were quite profitable. On the other hand, short positions in French, Italian and German longer-term interest rate futures posted small partially offsetting losses.

Stocks were unsettled with widely divergent results by region, sector and individual security during the quarter amid divergent views about inflation, monetary policy, growth and earnings. In Japan, strong domestic demand and the de-risking and friend-shoring of supply chains seemingly contributed to the strength of Japanese stocks, and long positions in Japanese equity index futures were profitable, as was a long Taiwanese stock index futures trade. Trading of European equity index futures—German, French, British, Spanish and Italian—also posted gains. Short VIX and VSTOXX volatility index futures were also profitable. On the other hand, excitement about AI and tech, persistently strong consumer spending, and investor optimism about a soft or no landing U.S. growth scenario seemed to support U.S. stocks, and short positions in U.S. equity futures registered losses. Trading of China-related equity index futures was also slightly negative. A short Brazilian equity index trade was also unprofitable as equity futures rose amid the fiscal policy outlook and inflation expectations improving in Brazil.

Foreign exchange trading was mixed but quite profitable. A long position in the high yield Brazilian real versus the U.S. dollar and a short position in the low yield Japanese yen versus the U.S. dollar were particularly profitable. Long positions in high yield Polish, Mexican and Chilean currencies against the U.S. dollar were also profitable. Trading the U.S. dollar against the United Kingdom pound sterling and South African rand also registered gains. On the other hand, short U.S. dollar trades versus the European Union euro, Israeli shekel and New Zealand dollar and long U.S. dollar trades versus the Canadian dollar, Korean won, and Swedish krona posted partially offsetting losses.

Crude oil and crude product prices were impacted by conflicting forces during the quarter. Fears of sluggish global growth, particularly in China, and evidence that diesel and gasoline demand was being negatively impacted by increasing EV usage and government fuel economy standards contributed to down prices, while the U.S. outlook, continuing production cuts from Organization of the Petroleum Exporting Countries (“OPEC+”) and news that the U.S. was commencing a rebuild of its strategic petroleum reserve seemed to support prices. Overall prices did decline during the quarter and long positions in Brent crude and WTI crude, and trading of RBOB gasoline, London gas oil and heating oil were unprofitable. Following the sharp declines in natural gas prices during the first quarter amid weak demand, larger-than-usual inventories and mild weather, prices and demand increased during the second quarter amid unexpectedly hot weather in Europe and the U.S., especially in June. Hence, short U.S. and European natural gas positions were slightly unprofitable for the quarter.

Finally, small gains from trading soft and livestock commodity futures were largely offset by small losses from trading metal and grain futures.

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

Brokerage fees (see note 1) are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the three months ended June 30, 2022 decreased $23,899 relative to the corresponding period in 2021. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the three months ended June 30, 2022, relative to the corresponding period in 2021.

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

During the three months ended June 30, 2022, the Partnership experienced net realized and unrealized gains of $10,925,581 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $690,231, administrative expenses of $80,440, custody fees and other expenses of $5,787 and accrued profit share of to the General Partner of $785,510 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $300,824, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $9,664,437. An analysis of the trading gain (loss) by sector is as follows:

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

Brokerage fees (see note 1) are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Brokerage fees for the six months ended June 30, 2022 decreased $58,596 relative to the corresponding period in 2021. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the six months ended June 30, 2022, relative to the corresponding period in 2021.

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

During the six months ended June 30, 2022, the Partnership experienced net realized and unrealized gains of $18,767,153 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $1,334,796, administrative expenses of $153,154, custody fees and other expenses of $11,035 and accrued profit share to the General Partner of $895,285 were incurred. Interest income of $360,436 partially offset the Partnership expenses resulting in net income after profit share to the General Partner of $16,733,319. An analysis of the trading gain (loss) by sector is as follows:

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

Led by an seemingly increasingly hawkish Fed, global interest rates increased throughout the quarter as Chairman Powell indicated that the March start to official rate increases and end to Quantitative Easing would be followed shortly thereafter by Quantitate Tightening (“QT”) as the Fed seeks to rein in inflation without derailing strong GDP and employment growth. Following this news, the 10-year U.S. government bond yield, which ended 2021 near 1.50%, soared to nearly 2.50% on March 28 before settling back to about 2.30% at month-end. Concerns that higher rates and QT would slow growth nor safe haven demand deriving from the Russian-Ukraine war kept rates down. On balance, short positions in shorter-term U.S., European, Canadian and Italian interest rate futures were profitable. In addition, short positions in the U.S. ultra-

bond future and the 10-year Italian bond future were profitable. On the other hand, trading of Australian, Canadian, French, Japanese and U.S. note futures posted largely offsetting losses.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2023.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On April 1, 2023, May 1, 2023 and June 1, 2023,the Partnership sold Interests to new and existing limited partners of $7,514, $5,093 and $3,359, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2023:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2023	$ (63,983)	$ (302,255)	$ (366,238)
May 31, 2023	(129,126)	(8,264)	(137,390)
June 30, 2023	(17,357)	-	(17,357)
Total	$ (210,466)	$ (310,519)	$ (520,985)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 14, 2023		(Principal Accounting Officer)