Form 10-Q
period 2023-09-30
NESTOR PARTNERS
filed 2023-11-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   September 30, 2023

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
For the three and nine months ended September 30, 2023 and 2022 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2023 (unaudited) and December 31, 2022
(b) For the three and nine months ended September 30, 2023 and 2022 (unaudited)
(c) For the nine months ended September 30, 2023 and 2022 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $26,986,980 and $25,557,253)	$26,903,054	$25,376,719
Net unrealized appreciation on open futures and forward
currency contracts	6,101,614	6,564,636
Due from brokers, net	5,414,376	6,465,226
Cash denominated in foreign currencies (cost $0
and -$2,514)	-	5,005

Total equity in trading accounts	38,419,044	38,411,586

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $93,674,486 and $88,668,229)	93,551,491	88,232,276

CASH AND CASH EQUIVALENTS	5,861,228	9,166,375

ACCRUED INTEREST RECEIVABLE	861,464	654,085

TOTAL	$138,693,227	$136,464,322

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$3,678	$-
Net unrealized depreciation on open futures and forward
currency contracts	115,530	-
Accrued management fees	106,597	109,679
Accrued installment selling commissions	76,873	76,900
Accrued trade execution and clearing costs	9,056	11,064
Cash overdraft denominated in foreign currencies (cost $1,672,502
and $1,538,325)	1,643,857	1,598,022
Accrued expenses	54,274	35,306
Capital withdrawals payable to Limited Partners	65,053	635,176
Capital withdrawals payable to General Partner	-	1,952,102
Accrued profit share	526,667	-

Total liabilities	2,601,585	4,418,249

PARTNERS' CAPITAL	136,091,642	132,046,073

TOTAL	$138,693,227	$136,464,322

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2023 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$1,590
Energies	0.37	502,558
Grains	(0.01)	(19,563)
Interest rates	(0.01)	(15,548)
Livestock	(0.01)	(19,020)
Metals	0.25	340,187
Softs	(0.01)	(9,199)
Stock indices	(0.09)	(117,448)

Total long futures contracts	0.49	663,557

Short futures contracts:
Currencies	0.07	97,602
Energies	0.02	22,687
Grains	0.36	496,154
Interest rates:
2 Year U.S. Treasury Note (476 contracts, settlement date December 2023)	0.19	262,055
5 Year U.S. Treasury Note (286 contracts, settlement date December 2023)	0.01	13,500
30 Year U.S. Treasury Bond (98 contracts, settlement date December 2023)	0.19	257,875
Other	2.65	3,607,071

Total interest rates	3.04	4,140,501

Metals	0.30	407,242
Softs	0.08	101,972
Stock indices	(0.02)	(25,438)

Total short futures contracts	3.85	5,240,720

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	4.34	5,904,277
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.79)	(1,072,592)
Total short forward currency contracts	0.85	1,154,399

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.06	81,807

TOTAL	4.40%	$5,986,084

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2023 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,379,000	U.S. Treasury notes, 2.750%, 11/15/2023	25.91%	$35,268,441
30,553,000	U.S. Treasury notes, 2.750%, 02/15/2024	22.23	30,249,260
28,925,000	U.S. Treasury notes, 2.500%, 05/15/2024	20.87	28,402,429
27,253,000	U.S. Treasury notes, 2.375%, 08/15/2024	19.50	26,534,415

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $120,661,466)	88.51%	$120,454,545

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2022

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$14,239
Energies	0.91	1,196,200
Grains	0.09	111,793
Interest rates	(0.04)	(52,481)
Livestock	(0.01)	(7,130)
Metals	0.18	242,463
Softs	(0.02)	(26,476)
Stock indices	(0.06)	(75,258)

Total long futures contracts	1.06	1,403,350

Short futures contracts:
Currencies	(0.00)	(5,951)
Energies	0.67	879,485
Grains	(0.02)	(28,225)
Interest rates:
2 Year U.S. Treasury Note (224 contracts, settlement date March 2023)	0.06	80,711
30 Year U.S. Treasury Bond (75 contracts, settlement date March 2023)	0.01	13,375
Other	2.84	3,753,511

Total interest rates	2.91	3,847,597

Metals	(0.15)	(196,302)
Softs	(0.01)	(9,120)
Stock indices	0.03	36,853

Total short futures contracts	3.43	4,524,337

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	4.49	5,927,687
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.05	1,392,974
Total short forward currency contracts	(0.57)	(756,025)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.48	636,949

TOTAL	4.97%	$6,564,636

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2022

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$21,270,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.07%	$21,213,917
24,370,000	U.S. Treasury notes, 1.750%, 05/15/2023	18.26	24,115,828
25,470,000	U.S. Treasury notes, 2.500%, 08/15/2023	19.03	25,121,777
43,900,000	U.S. Treasury notes, 2.750%, 11/15/2023	32.68	43,157,473

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $114,225,482)	86.04%	$113,608,995

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2023	September 30, 2022
INVESTMENT INCOME:
Interest income, net	$1,477,088	$516,140

EXPENSES:
Brokerage and management fees:
Management fees	301,983	317,678
Installment selling commissions	214,614	230,750
Trade execution and clearing costs	125,522	130,470
Total brokerage and management fees	642,119	678,898

Administrative expenses	77,441	81,419
Custody fees and other expenses	5,573	5,767

Total expenses	725,133	766,084

NET INVESTMENT INCOME (LOSS)	751,955	(249,944)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,718,021	9,711,636
Foreign exchange transactions	(122,345)	90,403
Net change in unrealized:
Futures and forward currency contracts	2,584,697	(589,700)
Foreign exchange translation	50,335	(45,742)
Net gains (losses) from U.S. Treasury notes:
Realized	(14,457)	(3,545)
Net change in unrealized	130,278	(304,894)

Total net realized and unrealized gains	13,346,529	8,858,158

NET INCOME	14,098,484	8,608,214
LESS PROFIT SHARE TO GENERAL PARTNER	526,667	789,348
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$13,571,817	$7,818,866

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
INVESTMENT INCOME:
Interest income, net	$3,826,114	$876,576

EXPENSES:
Brokerage and management fees:
Management fees	879,590	903,565
Installment selling commissions	636,356	683,073
Trade execution and clearing costs	379,417	427,056
Total brokerage and management fees	1,895,363	2,013,694

Administrative expenses	233,133	234,573
Custody fees and other expenses	16,537	16,802

Total expenses	2,145,033	2,265,069

NET INVESTMENT INCOME (LOSS)	1,681,081	(1,388,493)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,845,258	24,119,753
Foreign exchange transactions	(205,624)	(19,296)
Net change in unrealized:
Futures and forward currency contracts	(578,552)	4,445,637
Foreign exchange translation	80,823	(50,780)
Net gains (losses) from U.S. Treasury notes:
Realized	(54,253)	(17,027)
Net change in unrealized	409,566	(852,976)

Total net realized and unrealized gains	5,497,218	27,625,311

NET INCOME	7,178,299	26,236,818
LESS PROFIT SHARE TO GENERAL PARTNER	526,667	1,684,633
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$6,651,632	$24,552,185

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the nine months ended September 30, 2023:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2023	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073
Contributions	-	82,004	-	-	82,004
Withdrawals	(2,173,578)	(514,489)	-	-	(2,688,067)
Net income	2,526,743	4,498,558	-	152,998	7,178,299
General Partner's allocation:
New Profit-Accrued	(526,667)	-	-	-	(526,667)
PARTNERS' CAPITAL-
September 30, 2023	$61,439,223	$72,294,024	$-	$2,358,395	$136,091,642

For the nine months ended September 30, 2022:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2022	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598
Contributions	486,599	-	6,940	-	493,539
Withdrawals	(2,076,274)	(1,499,222)	-	-	(3,575,496)
Net income	11,658,454	13,991,312	550	586,502	26,236,818
General Partner's allocation:
New Profit-Accrued	(1,604,073)	(80,560)	-	-	(1,684,633)
PARTNERS' CAPITAL-
September 30, 2022	$64,925,718	$71,864,620	$7,490	$3,032,998	$139,830,826

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended September 30, 2023 and 2022	Limited Partners		Special Limited Partners
	2023	2022	2023	2022

Ratios to average capital:
Net investment income (loss) (a)	0.74%	(2.33)%	3.58%	0.56%

Total expenses (a)	3.82%	3.88%	0.96%	0.97%
Profit share allocation (b) (c)	0.90%	1.22%	0.00%	0.05%
Total expenses and profit share allocation	4.72%	5.10%	0.96%	1.02%

Total return before profit share allocation (b)	11.00%	6.12%	11.83%	6.81%
Less: profit share allocation (b) (c)	0.90%	1.22%	0.00%	0.05%
Total return after profit share allocation	10.10%	4.90%	11.83%	6.76%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the nine months ended September 30, 2023 and 2022	Limited Partners		Special Limited Partners
	2023	2022	2023	2022

Ratios to average capital:
Net investment income (loss) (a)	0.26%	(3.00)%	3.08%	(0.12)%

Total expenses (a)	3.82%	3.90%	0.99%	1.02%
Profit share allocation (b) (c)	0.92%	2.68%	0.00%	0.12%
Total expenses and profit share allocation	4.74%	6.58%	0.99%	1.14%

Total return before profit share allocation (b)	4.49%	20.81%	6.69%	23.64%
Less: profit share allocation (b) (c)	0.92%	2.68%	0.00%	0.12%
Total return after profit share allocation	3.57%	18.13%	6.69%	23.52%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of its operations for the three and nine months ended September 30, 2023 and 2022 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of December 31, 2022.

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

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Partnership reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the three and nine months ended September 30, 2022. Further, the Partnership reclassified amounts previously included in “Accrued brokerage fees” to “Accrued management fees”, “Accrued installment selling commissions” and “Accrued trade execution and clearing costs” in the Statements of Financial Condition at December 31, 2022. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

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

The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2023 and December 31, 2022 in valuing the Partnership’s investments at fair value. During the three and nine months ended September 30, 2023 and December 31, 2022, respectively, the Partnership held no assets or liabilities in Level 3. At September 30, 2023 and December 31, 2022, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$120,454,545	$-	$120,454,545
Short-Term Money Market Fund*	5,611,228	-	5,611,228
Exchange-Traded Futures Contracts
Currencies	99,192	-	99,192
Energies	525,245	-	525,245
Grains	476,591	-	476,591
Interest rates	4,124,953	-	4,124,953
Livestock	(19,020)	-	(19,020)
Metals	747,429	-	747,429
Softs	92,773	-	92,773
Stock indices	(142,886)	-	(142,886)

Total exchange-traded futures contracts	5,904,277	-	5,904,277

Over-the-Counter Forward Currency Contracts	-	81,807	81,807

Total futures and forward currency contracts (2)	5,904,277	81,807	5,986,084

Total financial assets and liabilities at fair value	$131,970,050	$81,807	$132,051,857

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$26,903,054
Investments in U.S. Treasury notes			93,551,491
Total investments in U.S. Treasury notes			$120,454,545

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,101,614
Net unrealized depreciation on open futures and forward currency contracts			(115,530)
Total net unrealized appreciation on open futures and forward currency contracts			$5,986,084

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$113,608,995	$-	$113,608,995
Short-Term Money Market Fund*	8,916,375	-	8,916,375
Exchange-Traded Futures Contracts
Currencies	8,288	-	8,288
Energies	2,075,685	-	2,075,685
Grains	83,568	-	83,568
Interest rates	3,795,116	-	3,795,116
Livestock	(7,130)	-	(7,130)
Metals	46,161	-	46,161
Softs	(35,596)	-	(35,596)
Stock indices	(38,405)	-	(38,405)

Total exchange-traded futures contracts	5,927,687	-	5,927,687

Over-the-Counter Forward Currency Contracts	-	636,949	636,949

Total futures and forward currency contracts (2)	5,927,687	636,949	6,564,636

Total financial assets and liabilities at fair value	$128,453,057	$636,949	$129,090,006

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$25,376,719
Investments in U.S. Treasury notes			88,232,276
Total investments in U.S. Treasury notes			$113,608,995

(2)
Net unrealized appreciation on open futures and forward currency contracts			$6,564,636
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$6,564,636

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2023, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2023 and December 31, 2022. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,660	$(70)	$107,970	$(10,368)	$99,192
Energies	777,465	(274,907)	26,108	(3,421)	525,245
Grains	-	(19,563)	497,114	(960)	476,591
Interest rates	-	(15,548)	4,471,790	(331,289)	4,124,953
Livestock	-	(19,020)	-	-	(19,020)
Metals	437,406	(97,219)	844,570	(437,328)	747,429
Softs	672	(9,871)	103,140	(1,168)	92,773
Stock indices	21,488	(138,936)	232,557	(257,995)	(142,886)
Total futures contracts	1,238,691	(575,134)	6,283,249	(1,042,529)	5,904,277

Forward currency contracts	231,996	(1,304,588)	1,630,049	(475,650)	81,807

Total futures and
forward currency contracts	$1,470,687	$(1,879,722)	$7,913,298	$(1,518,179)	$5,986,084

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$26,865	$(12,626)	$-	$(5,951)	$8,288
Energies	1,236,350	(40,150)	880,935	(1,450)	2,075,685
Grains	160,870	(49,077)	-	(28,225)	83,568
Interest rates	-	(52,481)	3,942,928	(95,331)	3,795,116
Livestock	290	(7,420)	-	-	(7,130)
Metals	397,429	(154,966)	151,995	(348,297)	46,161
Softs	90	(26,566)	14,759	(23,879)	(35,596)
Stock indices	30,433	(105,691)	135,763	(98,910)	(38,405)
Total futures contracts	1,852,327	(448,977)	5,126,380	(602,043)	5,927,687

Forward currency contracts	2,048,622	(655,648)	386,777	(1,142,802)	636,949

Total futures and
forward currency contracts	$3,900,949	$(1,104,625)	$5,513,157	$(1,744,845)	$6,564,636

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2023 and 2022 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2023 and 2022

Sector	Three months ended: September 30, 2023	Three months ended: September 30, 2022	Nine months ended: September 30, 2023	Nine months ended: September 30, 2022

Futures contracts:
Currencies	$75,591	$334,090	$497,096	$768,787
Energies	6,326,793	(4,813,186)	(466,911)	7,404,068
Grains	396,144	(1,042,048)	154,827	(444,468)
Interest rates	6,668,283	9,836,047	2,581,644	4,582,045
Livestock	(3,830)	(37,720)	53,270	3,050
Metals	1,016,764	363,583	1,095,821	(146,918)
Softs	(50,992)	(370,462)	49,683	(158,562)
Stock indices	(927,486)	2,099,199	539,767	9,228,969

Total futures contracts	13,501,267	6,369,503	4,505,197	21,236,971

Forward currency contracts	(198,549)	2,752,433	761,509	7,328,419

Total futures and
forward currency contracts	$13,302,718	$9,121,936	$5,266,706	$28,565,390

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2023 and 2022 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2023 and 2022 was approximately $125,000,000 and $128,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2023 and 2022

	2023		2022
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$1,993,790	$8,174,783	$812,765	$5,364,101
Energies	23,453,813	1,887,483	16,419,240	3,316,170
Grains	4,104,992	4,961,676	5,529,551	8,282,718
Interest rates	14,096,732	212,399,857	105,613,800	74,429,609
Livestock	673,668	156,445	537,285	497,223
Metals	1,046,327	9,957,544	6,150,820	7,650,798
Softs	986,358	2,380,869	1,954,076	2,080,646
Stock indices	34,819,570	31,531,017	31,036,996	45,106,164

Total futures contracts	81,175,250	271,449,674	168,054,533	146,727,429

Forward currency contracts	36,131,499	41,311,567	24,752,761	62,211,088

Total futures and
forward currency contracts	$117,306,749	$312,761,241	$192,807,294	$208,938,517

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2023 and December 31, 2022.

Offsetting derivative assets and liabilities at September 30, 2023

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$1,919,634	$(409,507)	$1,510,127
Counterparty J	1,740,262	(195,650)	1,544,612
Counterparty L	3,862,044	(1,012,506)	2,849,538
Total futures contracts	7,521,940	(1,617,663)	5,904,277

Forward currency contracts
Counterparty G	874,248	(676,911)	197,337

Total assets	$8,396,188	$(2,294,574)	$6,101,614

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty K	$1,103,327	$(987,797)	$115,530

Total liabilities	$1,103,327	$(987,797)	$115,530

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$1,510,127	$-	$(1,510,127)	$-
Counterparty G	197,337	-	-	197,337
Counterparty J	1,544,612	-	(1,544,612)	-
Counterparty L	2,849,538	-	(2,849,538)	-

Total	$6,101,614	$-	$(5,904,277)	$197,337

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty K	$115,530	$-	$(115,530)	$-

Total	$115,530	$-	$(115,530)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2023.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $8,498,885 and $10,489,098 at September 30, 2023 and December 31, 2022, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2023 and 2022. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2023	2022
Profit share earned	$-	$5,354
Reversal of profit share (1)	-	(893,699)
Profit share accrued	526,667	1,677,693
Total profit share	$526,667	$789,348
		(continued)

	Nine months ended:
	September 30,	September 30,
	2023	2022
Profit share earned	$-	$6,940
Profit share accrued	526,667	1,677,693
Total profit share	$526,667	$1,684,633
		(concluded)
(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2023 and December 31, 2022, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2023 to November 13, 2023, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three and nine months ended September 30, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2023

Month Ended:		Total Partners' Capital

September 30, 2023		$136,091,642
June 30, 2023		123,436,436
December 31, 2022		132,046,073

	Three months ended	Nine months ended
Change in Partners' Capital	$12,655,206	$4,045,569
Percent Change	10.25%	3.06%

THREE MONTHS ENDED SEPTEMBER 30, 2023

The increase in the Partnership’s net assets of $12,655,206 was attributable to net income after profit share of $13,571,817 and contributions of $9,937, which was partially offset by withdrawals of $926,548.

Management fees and installment selling are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended September 30, 2023 decreased $15,695 and $16,136, respectively, relative to the corresponding period in 2022. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the three months ended September 30, 2023, relative to the corresponding period in 2022.

Trade execution and clearing costs for the three months ended September 30, 2023 decreased $4,948 relative to the corresponding period in 2022. The decrease was due mainly to a decrease in the Partnership’s net assets during the three months ended September 30, 2023 relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2023 increased $960,948 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended September 30, 2023 relative to the corresponding period in 2022.

During the three months ended September 30, 2023, the Partnership experienced net realized and unrealized gains of $13,346,529 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $642,119, administrative expenses of $77,441, custody fees and other expenses of $5,573 and accrued profit share of to the General Partner of $526,667 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $1,477,088, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $13,571,817. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(0.11)%
Energies	5.19%
Grains	0.32%
Interest rates	5.35%
Livestock	0.01%
Metals	0.83%
Softs	(0.03)%
Stock indices	(0.75)%

Trading Gain	10.81%

NINE MONTHS ENDED SEPTEMBER 30, 2023

The increase in the Partnership’s net assets of $4,045,569 was attributable to net income after profit share of $6,651,632 and contributions of $82,004, which was partially offset by withdrawals of $2,688,067.

Management fees and installment selling commissions are calculated on the net asset value on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the nine months ended September 30, 2023 decreased $23,975 and $46,717, respectively, relative to the corresponding period in 2022. The decrease was due to an increased amount of lower fee paying investors in the Partnership during the nine months ended September 30, 2023, relative to the corresponding period in 2022.

Trade execution and clearing costs for the nine months ended September 30, 2023 decreased $47,639 relative to the corresponding period in 2022. The decrease was due mainly to a decrease in the Partnership’s net assets during the nine months ended September 30, 2023 relative to the corresponding period in 2022.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2023 increased $2,949,538 relative to the corresponding period in 2022. This increase was due predominantly to an increase in short-term U.S. treasury yields during the nine months ended September 30, 2023 relative to the corresponding period in 2022.

During the nine months ended September 30, 2023, the Partnership experienced net realized and unrealized gains of $5,497,218 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $1,895,363, administrative expenses of $233,133, custody fees and other expenses of $16,537 and accrued profit share of to the General Partner of $526,667 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $3,826,114, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $6,651,632. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.00%
Energies	(0.52)%
Grains	0.11%
Interest rates	2.10%
Livestock	0.04%
Metals	0.87%
Softs	0.05%
Stock indices	0.45%

Trading Gain	4.10%

MANAGEMENT DISCUSSION –2023

Three months ended September 30, 2023

The Partnership was profitable during the quarter predominantly due to sizable gains from long energy futures positions and short interest rate futures positions. Elsewhere, the profit from trading non-energy commodity futures was largely offset by the loss from trading equity index futures. Currency trading was mixed and flat for the quarter.

Crude oil prices, advanced during the quarter, amid tightening global supplies and optimism about Chinese demand for refining, with Brent crude climbing from around $75/barrel at the start of July to about $93/barrel by the end of September. Voluntary output cuts by Saudi Arabia and Russia, which were extended to year-end 2023, impacted the supply outlook and drained inventories, and Organization of the Petroleum Exporting Countries indicated a willingness to take further action to support the oil market if needed. Hence, long Brent crude and WTI crude positions were profitable. A long heating oil position was profitable as prices were seemingly buoyed by seasonal pre-winter demand for inventory building. A long London gas oil trade was profitable as solid industrial and transportation demand helped maintain distillate prices, particularly after Russia announced a diesel export ban in late September.

Developed market central banks, led by the Federal Reserve (“Fed”), continued to raise official interest rates during the quarter. Even when pauses in hiking cycles did occur, they were viewed as somewhat hawkish since they included indications that developed market central banks would keep interest rates higher for longer to get inflation under control, particularly amid increases in energy prices and rising fiscal needs in the U.S. and Europe. Adjustments to Japan’s yield curve control program also contributed to higher interest rates globally during the quarter.

On the other hand, signs of easing inflation in the U.S. and Eurozone on the last trading day of September likely contributed to some reduction in the quarter’s interest rate increases as some position squaring occurred at quarter-end. Still, short positions in U.S., German, French, Italian and Canadian interest rate futures were highly profitable. On the other hand, a short position in short-term British interest rate futures was unprofitable, including after the Bank of England announced a dovish pause. Trading of Japanese government bonds was slightly unprofitable too.

Rising interest rates, a stronger U.S. dollar and weak growth in China and Europe seemingly impacted metal prices, and short gold and silver positions were profitable, especially during August and September.

Short wheat, corn and soybean positions were profitable, especially in August and September as prices declined amid improved supplies from Russia and the U.S. and reduced demand from China and Europe. Meanwhile, a long soybean oil trade generated a small, partially offsetting loss.

Hawkish messaging from the Fed and the economic outlook for the U.S. versus Europe, China and South America likely helped to buoy the U.S. dollar during the quarter. Consequently, long U.S. dollar positions versus the Japanese yen, Korean won, Singapore dollar, Australian dollar, New Zealand dollar, Swiss franc, Norwegian krone and South African rand were profitable. On the other hand, short U.S. dollar trades against the European Union euro, Swedish krona, and high yielding Brazilian, Indian and Polish currencies produced offsetting losses.

Equity markets were volatile during the quarter, rising during July and then declining during August and September. Following the sustained gains in equity markets during the first seven months of 2023, high and rising interest rates and worries about growth dynamics in China and Europe seemingly weighed on equity prices. In addition, by September, U.S. economic outlook dampened amid concerns about the UAW strike, a potential U.S. government shutdown, oil price increases and resumption of student loan payments . On balance, trading of European stock index futures was unprofitable. A long Japanese equity index future position was also unprofitable. On the other hand, a long Singaporean equity index future position was profitable in July and provided a partial offset.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2023.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On July 1, 2023, August 1, 2023 and September 1, 2023,the Partnership sold Interests to new and existing limited partners of $3,358, $3,214 and $3,365, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2023:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2023	$ -	$ -	$ -
August 31, 2023	(851,495)	(10,000)	(861,495)
September 30, 2023	(50,912)	(14,141)	(65,053)
Total	$ (902,407)	$ (24,141)	$ (926,548)

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 13, 2023		(Principal Accounting Officer)