Form 10-K
period 2023-12-31
NESTOR PARTNERS
filed 2024-03-29
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2023

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2023 and 2022 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2023, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of December 31, 2023, the aggregate net asset value of the Partnership was $116,677,644. The value at December 31, 2023 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $59,677.65, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2023.

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

Over approximately 53 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not required.

Item 1C. Cybersecurity

The General Partner has written procedures and policies that govern the Partnership’s general cybersecurity program. These policies and procedures include, among other things, the identification of risks, locations of information, management of third party risk and incident response, among other factors, and are designed to address real world concerns.

The Cybersecurity Committee (the “Committee”) of the General Partner is responsible for overseeing cyber and information security. The Committee meets at least quarterly to discuss cybersecurity risks and frequently holds more informal discussions in the interim. The Committee is subject to oversight by the board of directors of the General Partner (the “Board”). The Committee is co-chaired by the General Partner’s President/Chief Operating Officer, Chief Technology Officer/Co-Head of Trading, and General Counsel/Chief Compliance Officer who oversee day-to-day implementation of cyber and information security by employees with specialized expertise and experience in such matters. The Board is kept apprised of the cybersecurity policies and procedures on a formal basis at least annually, and is kept informed on a less formal basis through participation in training and policy updates. The Committee meets at least quarterly to discuss and review testing, cybersecurity risks/events and all other relevant matters. Committee members are given the opportunity at these meetings to ask questions of all relevant personnel.

The General Partner utilizes a combination of statistics, data and testing by third party service providers and software in order to monitor and identify cybersecurity threats. To the extent those threats require immediate attention, they are dealt with and reported to the Committee thereafter in accordance with the procedures outlined in the General Partner’s incident response plan. Other threats, as well as follow ups once threats are properly dealt with, are then discussed and analyzed by the Committee. Reports on these activities are discussed with the Board on at least an annual basis, with any material issues raised promptly to the Board as well.

To assess the effectiveness of the General Partner’s cybersecurity programs and to mitigate exposure, the General Partner has consulted with strategic partners, such as outside counsel specializing in this subject matter as well as the General Partner’s cyber insurance provider. The General Partner also undertook a table top exercise designed to identify and mitigate issues and train personnel.

The General Partner’s head of risk management (who is also mentioned above as one of the co-chairmen of the Committee) participates in all Committee meetings and, as part of the risk management function, the Committee applies principles of risk management to its information security program. As with all risks identified by the General Partner, risks are identified and evaluated, with higher risk items receiving priority attention.

The General Partner has undertaken efforts to mitigate cyber risks and their impact, including, but not limited to, certain implementation of firewalls, anti-virus/anti-malware, controls around remote network access, multi-factor authentication, system event monitoring and notifications and electronic surveillance, frequent backups, encryption and password protection, education and testing, supervision of third parties, limitations on access, vulnerability scanning, patch installation, physical safeguards, virus scanning, and penetration testing.

Employees are required to complete initial cybersecurity training upon commencement of employment and, thereafter, on an annual basis. The training is designed by a third party service provider. The General Partner carries cyber insurance. The General Partner maintains formal cybersecurity procedures that are considered during contract review with respect to third party vendors handling and having access to information.

The General Partner has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the General Partner or the Partnership’s business strategy, results of operation or financial condition. Nonetheless, there is no guarantee that a future cyber incident would not materially affect the General Partner or the Partnership’s business strategy, results of operations or financial condition. Despite the various efforts the General Partner has undertaken to mitigate cyber risks and their impact, systems, networks and/or devices potentially can be breached. Such cybersecurity breaches may cause: (i) disruptions and impacts to business operations, potentially resulting in financial losses to the Partnership and limited partners; (ii) interference with the General Partner’s ability to calculate the value of an investment; (iii) impediments to trading; (iv) the inability of the Partnership and its service providers to transact business; (v) violations of applicable privacy and other laws; (vi) regulatory fines, penalties, reputational damage, reimbursement or other compensation costs or additional compliance costs; and (vii) the inadvertent release of confidential information. Similar adverse consequences could result from cybersecurity breaches affecting counterparties with which the Partnership engages in transactions; governmental and other regulatory authorities; exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions; and other parties. In addition, substantial costs may be incurred by these entities in order to prevent any cybersecurity breaches in the future. The nature of malicious cyber-attacks is becoming increasingly sophisticated and the Partnership cannot control the cyber systems and cybersecurity systems of counterparties or third party service providers. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks may be insufficient to repel or mitigate the effects of a major cyberattack in the future.

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

(b)    Holders

As of December 31, 2023, there were 330 holders of Interests.

(c)    Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2023 and December 31, 2023, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing special limited partners making additional investments.

	Number of		Number of
	Interests Sold to	Dollar Amount	Interests Sold to	Dollar Amount
	Limited	of such	Special Limited	of such
Month	Partners	Interests Sold	Partners	Interests Sold
October 1, 2023	1	$918,725	1	$3,678
November 1, 2023	0	$0	1	$3,733
December 1, 2023	0	$0	1	$2,978

Total	1	$918,725	3	$10,389

(f)    Purchases of Equity Securities by the Issuer

Pursuant to the Limited Partnership Agreement, limited partners and special limited partners may withdraw capital from their capital accounts in the Partnership as of the end of each calendar month. The withdrawal of capital by limited partners and special limited partners has no impact on the value of the capital accounts of other limited partners and special limited partners.

 The following table summarizes limited partner and special limited partner withdrawals during the fourth calendar quarter of 2023:

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2023	$5,000,656	$854,522
November 30, 2023	$77,000	$5,622
December 31, 2023	$42,048	$15,000

Total	$5,119,704	$875,144

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2023

During 2023, the Partnership experienced net realized and unrealized losses of $10,218,136 from its trading operations (including foreign exchange transactions and translations). Total brokerage and management fees of $2,537,009, administrative expenses of $314,520 and custody fees and other expenses of $22,472 were paid or accrued. The Partnership paid a profit share to the General Partner of $41,691. Interest income of $5,433,017 offset the Partnership’s expenses resulting in a net loss after profit share to the General Partner of $7,700,811.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.93)%
Energies	(3.84)%
Grains	(0.03)%
Interest rates	(4.45)%
Livestock	0.03%
Metals	(0.40)%
Softs	(0.04)%
Stock indices	1.10%

Total	(8.56)%

The Partnership was unprofitable for the year largely due to losses from trading interest rate and energy futures. Trading of currency forwards and non-energy futures were each also unprofitable, but to a lesser extent. On the other hand, trading of stock index futures was profitable.

A factor influencing markets in 2023 was the effort by global central banks, led by the Federal Reserve, to tighten monetary policy to bring down high inflation. However, this drive to higher interest rates was not linear. During the first half of the year, the March banking crisis impacted trading in financial and commodity markets and contributed to lower interest rates. Persistent negative reports from global manufacturing and housing sectors also seemingly periodically reversed the upward thrust of interest rates. During that time, the U.S. Treasury 10-year interest rate traded in a 3¼% to 4% range. In the second half of the year, the U.S. 10-year Treasury yield rose from around 3.75% at the start of the summer to around 5% in late October as inflation, tight labor markets, growth, and debt supply fears seemingly contributed to central banks maintaining a hawkish path. Subsequently, however, increasing evidence that global inflation rates were falling faster than expected, that labor market tightness and wages were moderating, and that global growth, especially in manufacturing, was slowing seemingly caused market participants to drive global interest rates lower. Amid this data and market action, global central banks shifted their policy stances from hawkish to neutral, if not dovish, and the U.S. Treasury 10-year interest rate plunged back under 4% by mid-December. In this environment, short positions in global interest rate futures were broadly unprofitable, especially when interest rates declined in March and again late in the year. Overall, short positions in German, French, Italian, British and Canadian note and bond futures were unprofitable. A short position in a short-term U.S. dollar interest rate future was also unprofitable in the fourth quarter. Trading of Japanese government bond futures was also unprofitable. On the other hand, short positions in U.S. note and bond futures and Canadian bankers’ acceptance futures registered partially offsetting gains, especially in the May through October timeframe. A long Euribor futures trade was profitable late in the year as well.

Energy prices, impacted by conflicting forces, were volatile throughout the year. For example, WTI crude, which opened the year near $77/barrel, traded above $90/barrel in late September, before ending the year near $72/barrel. Concerns about anemic growth in China and recession fears in Europe possibly weighed on energy demand and prices. A threat of significant demand destruction for distillate fuels due to high prices, the EV revolution and environmental regulations also seemingly impacted energy prices and demand. Increased non-OPEC+ production also likely impacted energy prices. At the same time, the willingness of OPEC+, led by Saudi Arabia, to expand production cuts in both quantity and duration supported energy prices throughout the year. Moreover, the Hamas attacks in Israel and follow-on Israeli siege of Gaza, and disruptions to global trade amid increased Houthi attacks on ships in the Red Sea contributed to periodic price surges. Falling interest rates and a declining U.S. dollar also supported energy prices late in the year. Overall, long positions in Brent crude, WTI crude, RBOB gasoline, heating oil and London gas oil were unprofitable. On the other hand, short U.S. natural gas positions were quite profitable as prices declined amid warmer-than-normal winter weather in Europe and the U.S., weak industrial demand in China and Germany, and ample global supplies.

Vacillating expectations about relative growth, inflation, interest rates and monetary policy outlooks across countries likely contributed to volatile fluctuations in the U.S. dollar during the year. Trading results were mixed, though fractionally unprofitable overall. Long U.S. dollar positions versus the Australian dollar, Canadian dollar,

New Zealand dollar, Swiss franc, Swedish krona and Norwegian krone were unprofitable, especially late in the year when U.S. interest rates plunged. Trading the U.S. unit against the euro, Korean won, Indian rupee and Israeli shekel was also unprofitable. Meanwhile, a long U.S. dollar/Japanese yen trade and short U.S. dollar positions relative to the high-yielding Mexican peso, Chilean peso, Brazilian real and Polish zloty registered partially offsetting profits. Trading the U.S. dollar against the Singapore dollar and South African rand was modestly profitable as well.

Trading of metal futures was mixed but fractionally unprofitable. A short silver position was profitable during the first three quarters of 2023 as higher interest rates, a stronger U.S. dollar and sluggish manufacturing globally seemingly impacted silver prices. Trading of aluminum and zinc were also slightly profitable. On the other hand, late in the year, declining interest rates and a weaker U.S. dollar underpinned most metal prices, and a short gold position was highly unprofitable. Trading of copper was also unprofitable.

Ample grain supplies seemingly weighed on grain prices during the year, but weather worries and concerns around the Russia-Ukraine war seemed to support periodic rallies. Volatile macroeconomic developments globally also likely impacted grain markets in 2023. Overall, losses from trading soybeans and soybean oil were largely countered by gains from short wheat and corn positions and trading of soybean meal.

Among soft commodities, losses on short coffee, cotton and cocoa positions marginally outdistanced the profits from a long sugar trade early in the year and a short sugar position in December.

Against a background of changing and disparate views about inflation, monetary policy, growth and earnings outlooks across countries, and numerous geopolitical uncertainties, equity markets were volatile during the year. Following the sustained gains in equity markets during the first seven months of 2023, high and rising interest rates and worries about growth dynamics in China, Europe and the U.S. seemingly weighed on equity prices from August through October. Then, declining interest rates and a dovish policy pivot by global central banks, hopes that the U.S. economy could avoid a recession and a persistent boost from AI and tech enthusiasm possibly contributed to a broad equity rally. For the year, performance was mixed though profitable. Short VIX and VSTOXX volatility index futures positions were profitable. Long positions in Japanese, Taiwanese, Australian, French, Italian and Dutch stock index futures were profitable. Trading of the U.S. Russell, Singaporean, Indian, British, Chinese and South African equity index futures were also profitable. On the other hand, trading of several U.S. non-Russell stock index futures and Korean, Spanish and EAFE stock index futures produced partially offsetting losses.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2023 and 2022, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2023, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting for the year ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(a)None.

(b)During the year ended December 31, 2023, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The principals and senior officers of the General Partner as of December 31, 2023 are as follows:

Harvey Beker, age 70. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 65. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 54. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 54. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a former member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 76. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 66. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 72. Mr. Smith is Co-Chief Executive Officer and Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 47. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner. Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner. Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

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

(b)    Security Ownership of Management

 The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2023, the General Partner’s interest was valued at $2,101,886, which constituted 1.80% of the Partnership’s capital.

As of December 31, 2023, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly 1	% Directly	% Indirectly

Harvey Beker	$427,075	$12,980,598	0.37%	11.33%

Gregg Buckbinder	$271,446	$653,891	0.24%	0.57%

Steven M. Felsenthal	$0	$229,804	0.00%	0.20%

Mark Fitzsimmons	$0	$3,852,428	0.00%	3.37%

Barry Goodman	$80,677	$3,691,752	0.07%	3.22%

Grant Smith	$5,469,524	$2,950,097	4.77%	2.58%

Ilon Wu	$0	$84,541	0.00%	0.07%

Directors and executive officers of the General Partner as a group	$6,248,722	$24,443,111	5.45%	21.34%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid $2,537,009 in brokerage and management fees to the General Partner and allocated $41,691 in profit share to the General Partner for the year ended December 31, 2023. The General Partner’s capital interest was allocated a net loss of $103,511 for the year ended December 31, 2023. The Partnership paid $2,702,218 in brokerage and management fees to the General Partner and allocated $1,202,310 in profit share to the General Partner for the year ended December 31, 2022. The General Partner’s capital interest was allocated a net gain of $508,901 for the year ended December 31, 2022. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets. The Partnership incurred administrative expenses of $314,520 during the year ended December 31, 2023. The Partnership incurred administrative expenses of $320,051 during the year ended December 31, 2022. The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2023 and 2022 were approximately $115,000 and $112,000, respectively.

(2)           Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2023 and 2022.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

 Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2023 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2023 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2024.

NESTOR PARTNERS

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 29, 2024
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 29, 2024
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 29, 2024
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 29, 2024
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 29, 2024
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 29, 2024
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2023 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

          Exhibit 13.1

Nestor Partners

(A New Jersey Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2023 and 2022, and Report of Independent Registered
Public Accounting Firm

.

NESTOR PARTNERS

TABLE OF CONTENTS

Page(s)

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023 AND 2022 AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022:

Statements of Financial Condition	2

Condensed Schedules of Investments	3–6

Statements of Operations	7

Statements of Changes in Partners’ Capital	8

Statements of Financial Highlights	9

Notes to Financial Statements	10–25

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the statements of financial condition, including the condensed schedules of investments, of Nestor Partners as of December 31, 2023 and 2022, and the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2023, are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
General Partner of Nestor Partners

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Nestor Partners:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of financial condition of Nestor Partners (the “Partnership”), including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations, the changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

March 18, 2024

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

NESTOR PARTNERS

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes −− at fair value
(amortized cost $24,070,428 and $25,557,253)	$24,060,502	$25,376,719
Net unrealized appreciation on open futures and forward
currency contracts	249,754	6,564,636
Due from brokers	2,026,514	6,465,226
Cash denominated in foreign currencies (cost $1,314,433
and -$2,514)	1,347,548	5,005

Total equity in trading accounts	27,684,318	38,411,586

INVESTMENTS IN U.S. TREASURY NOTES −− at fair value
(amortized cost $85,921,741 and $88,668,229)	86,016,467	88,232,276

CASH AND CASH EQUIVALENTS	4,710,715	9,166,375

ACCRUED INTEREST RECEIVABLE	726,811	654,085

TOTAL	$119,138,311	$136,464,322

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$36,367	$-
Net unrealized depreciation on open futures and forward
currency contracts	1,552,260	-
Accrued management fees	91,113	109,679
Accrued installment selling commissions	64,526	76,900
Accrued trade execution and clearing costs	9,751	11,064
Due to brokers	83,836	-
Cash overdrafts denominated in foreign currencies (cost $475,760
and $1,538,325)	485,526	1,598,022
Accrued expenses	42,723	35,306
Capital withdrawals payable to limited partners	57,052	635,176
Capital withdrawal payable to General Partner	37,513	1,952,102

Total liabilities	2,460,667	4,418,249

PARTNERS' CAPITAL	116,677,644	132,046,073

TOTAL	$119,138,311	$136,464,322

See notes to financial statements

.

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(3,522)
Energies	(0.47)	(549,399)
Interest rates	0.55	646,628
Livestock	(0.00)	(3,510)
Metals	0.47	551,356
Softs	(0.01)	(12,450)
Stock indices	0.13	154,800

Total long futures contracts	0.67	783,903

Short futures contracts:
Currencies	(0.04)	(51,121)
Energies	(0.26)	(308,098)
Grains	0.07	87,255
Interest rates	(0.88)	(1,021,629)
Livestock	0.00	1,450
Metals	(0.49)	(577,331)
Softs	0.14	165,722
Stock indices	0.08	92,817

Total short futures contracts	(1.38)	(1,610,935)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	(0.71)	(827,032)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.21	2,583,524
Total short forward currency contracts	(2.62)	(3,058,998)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	(0.41)	(475,474)

TOTAL	(1.12)%	$(1,302,506)

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$28,053,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.97%	$27,964,239
28,925,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.55	28,644,224
25,953,000	U.S. Treasury notes, 2.375%, 08/15/2024	21.88	25,529,743
28,579,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.95	27,938,763

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,992,169)	94.35%	$110,076,969

See notes to financial statements			(Concluded)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$14,239
Energies	0.91	1,196,200
Grains	0.09	111,793
Interest rates	(0.04)	(52,481)
Livestock	(0.01)	(7,130)
Metals	0.18	242,463
Softs	(0.02)	(26,476)
Stock indices	(0.06)	(75,258)

Total long futures contracts	1.06	1,403,350

Short futures contracts:
Currencies	(0.00)	(5,951)
Energies	0.67	879,485
Grains	(0.02)	(28,225)
Interest rates:
2 Year U.S. Treasury Note (224 contracts, settlement date March 2023)	0.06	80,711
30 Year U.S. Treasury Bond (75 contracts, settlement date March 2023)	0.01	13,375
Other	2.84	3,753,511

Total interest rates	2.91	3,847,597

Metals	(0.15)	(196,302)
Softs	(0.01)	(9,120)
Stock indices	0.03	36,853

Total short futures contracts	3.43	4,524,337

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	4.49	5,927,687
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.05	1,392,974
Total short forward currency contracts	(0.57)	(756,025)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.48	636,949

TOTAL	4.97%	$6,564,636

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2022

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$21,270,000	U.S. Treasury notes, 2.000%, 02/15/2023	16.07%	$21,213,917
24,370,000	U.S. Treasury notes, 1.750%, 05/15/2023	18.26	24,115,828
25,470,000	U.S. Treasury notes, 2.500%, 08/15/2023	19.03	25,121,777
43,900,000	U.S. Treasury notes, 2.750%, 11/15/2023	32.68	43,157,473

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $114,225,482)	86.04%	$113,608,995

See notes to financial statements			(Concluded)

NESTOR PARTNERS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

INVESTMENT INCOME −− Interest income, net	$5,433,017	$1,752,284

EXPENSES:
Brokerage and management fees:
Management fees	1,164,126	1,233,129
Installment selling commissions	846,071	915,696
Trade execution and clearing costs	526,812	553,393
Total brokerage and management fees	2,537,009	2,702,218

Administrative expenses	314,520	320,051
Custody fees and other expenses	22,472	22,947

Total expenses	2,874,001	3,045,216

NET INVESTMENT INCOME (LOSS)	2,559,016	(1,292,932)

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(2,918,612)	17,222,596
Foreign exchange transaction	(157,244)	21,582
Net change in unrealized:
Futures and forward currency contracts	(7,867,142)	6,849,682
Foreign exchange translation	75,527	(44,005)
Net gains (losses) from U.S. Treasury notes:
Realized	(51,952)	(72,557)
Net change in unrealized	701,287	(595,488)

Total net realized and unrealized gains (losses)	(10,218,136)	23,381,810

NET INCOME (LOSS)	(7,659,120)	22,088,878

LESS PROFIT SHARE TO GENERAL PARTNER	41,691	1,202,310

NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(7,700,811)	$20,886,568

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2023 AND 2022

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL −− January 1, 2022	$56,461,012	$59,453,090	$-	$2,446,496	$118,360,598

Contributions	486,599	-	-	-	486,599

Withdrawals	(3,621,287)	(3,316,613)	-	(1,952,102)	(8,890,002)

Net income (loss)	9,448,480	12,131,705	(208)	508,901	22,088,878

General Partner's allocation −− profit share	(1,162,079)	(40,231)	1,202,310	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(1,202,102)	1,202,102	-

PARTNERS' CAPITAL −− December 31, 2022	61,612,725	68,227,951	-	2,205,397	132,046,073

Contributions	918,725	92,394	-	-	1,011,119

Withdrawals	(7,293,282)	(1,389,633)	-	(37,513)	(8,720,428)

Net loss	(4,221,030)	(3,330,401)	(4,178)	(103,511)	(7,659,120)

General Partner's allocation −− profit share	(41,691)	-	41,691	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(37,513)	37,513	-

PARTNERS' CAPITAL −− December 31, 2023	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	Limited Partners		Special Limited Partners
	2023	2022	2023	2022

Ratios to average partners' capital −−
Net investment income (loss)	0.51%	(2.53)%	3.35%	0.34%

Total expenses	3.84%	3.90%	1.01%	1.01%
Profit share allocation(1)	0.07%	1.91%	0.00%	0.06%

Total expenses and profit share allocation	3.91%	5.81%	1.01%	1.07%

Total return before profit share allocation	(7.60)%	16.81%	(4.99)%	20.37%
Less profit share allocation(1)	0.07%	1.91%	0.00%	0.06%

Total return after profit share allocation	(7.67)%	14.90%	(4.99)%	20.31%

(1) In instances of 0.00%, value is less than 0.01% when
rounded to two decimal places
See notes to financial statements

NESTOR PARTNERS

NOTES TO FINANCIAL STATEMENTS

Years ENDED DECEMBER 31, 2023 AND 2022

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

The limited partners, special limited partners, New Profit Memo Account (see Note 4) and the General Partner share in the profits and losses of the Partnership which are determined before brokerage fees (see Note 2) and profit share allocations on the basis of their proportionate interests of Partnership capital (see Note 4). The special limited partners are charged lower brokerage fees (see Note 2) than limited partners in accordance with the Agreement. No limited partner or special limited partner shall be liable for Partnership obligations in excess of their capital contribution plus profits allocated to their capital accounts, if any.

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

Cash and Cash Equivalents — Cash includes cash held at First Republic Bank, which became part of JP Morgan Chase Bank, N.A. effective May 1, 2023. Cash equivalents includes investments in Dreyfus Treasury Securities Cash Management, a short term U.S. government securities money market fund, that is readily convertible to cash and has an original maturity of 90 days or less.

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

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Partnership reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the years ended December 31, 2023 and December 31, 2022. Further, the Partnership reclassified amounts previously included in “Accrued brokerage fees” to “Accrued management fees”, “Accrued installment selling commissions” and “Accrued trade execution and clearing costs” in the Statements of Financial Condition at December 31, 2023 and December 31, 2022. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

Administrative Expenses — The Partnership bears expenses, including periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of the average net assets of the Partnership. The General Partner bears any excess over such amounts. The Partnership will pay any extraordinary expenses applicable to it.

During the years ended December 31, 2023 and December 31, 2022, the amount of administrative expenses over 1/4 of 1% per annum of the average net assets of the Partnership was $76,206 and $74,819, respectively.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2020 to 2023, the General Partner has determined that no reserves for uncertain tax positions were required.

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

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2023 and 2022 in valuing the Partnership’s investments at fair value. As of and during the years ended December 31, 2023 and 2022, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 110,076,969	$ -	$ 110,076,969
Short-Term Money Market Fund*	4,460,715	-	4,460,715
Exchange-Traded Futures Contracts
Currencies	(54,643)	-	(54,643)
Energies	(857,497)	-	(857,497)
Grains	87,255	-	87,255
Interest rates	(375,001)	-	(375,001)
Livestock	(2,060)	-	(2,060)
Metals	(25,975)	-	(25,975)
Softs	153,272	-	153,272
Stock indices	247,617	-	247,617

Total exchange-traded futures contracts	(827,032)	-	(827,032)

Over-the-Counter Forward Currency Contracts	-	(475,474)	(475,474)

Total futures and forward currency contracts (2)	(827,032)	(475,474)	(1,302,506)

Total financial assets and liabilities at fair value	$ 113,710,652	$ (475,474)	$ 113,235,178

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 24,060,502
Investments in U.S. Treasury notes			86,016,467
Total investments in U.S. Treasury notes			$ 110,076,969

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 249,754
Net unrealized depreciation on open futures and forward currency contracts			(1,552,260)
Total net unrealized depreciation on open futures and forward currency contracts			$ (1,302,506)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial
Condition.

Financial assets and liabilities at fair value as of December 31, 2022

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 113,608,995	$ -	$ 113,608,995
Short-Term Money Market Fund*	8,916,375	-	8,916,375
Exchange-Traded Futures Contracts
Currencies	8,288	-	8,288
Energies	2,075,685	-	2,075,685
Grains	83,568	-	83,568
Interest rates	3,795,116	-	3,795,116
Livestock	(7,130)	-	(7,130)
Metals	46,161	-	46,161
Softs	(35,596)	-	(35,596)
Stock indices	(38,405)	-	(38,405)

Total exchange-traded futures contracts	5,927,687	-	5,927,687

Over-the-Counter Forward Currency Contracts	-	636,949	636,949

Total futures and forward currency contracts (2)	5,927,687	636,949	6,564,636

Total financial assets at fair value	$ 128,453,057	$ 636,949	$ 129,090,006

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 25,376,719
Investments in U.S. Treasury notes			88,232,276
Total investments in U.S. Treasury notes			$ 113,608,995

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 6,564,636
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$ 6,564,636

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of
Financial Condition.

3. Administrator agreement

The Partnership has engaged SS&C (USA) Inc. (the “Administrator”) to provide certain administrative services, including, but not limited to, maintaining the books and records of the Partnership and valuation of the Partnership’s net asset value.

4. PROFIT SHARE ALLOCATION

The Agreement provides the General Partner a profit share equal to 20% of Trading Profits, as defined, at the end of each year which is charged to the limited partners’ capital accounts. New Trading Profits includes realized and unrealized trading profits (losses), interest income, brokerage fees, trading-related expenses and administrative expenses. For limited partners’ withdrawals during the year, the profit share calculation shall be computed as though the withdrawal date was at year-end. Profit share attributable to interests redeemed during a year is tentatively credited to an account maintained for bookkeeping purposes called New Profit Memo Account. Because limited partners may purchase their partnership interests at different times, they may recognize different amounts of Trading Profits. Each limited partner pays a profit share only on Trading Profits applicable to its partnership interest. Limited partners who make multiple investments in the Partnership receive separate partnership interests for purposes of tracking the profit share. Accordingly, in any given year some limited partners may experience net gains and be charged the 20% profit share allocation for all or a portion of their interests where limited partners in the aggregate experienced net losses.

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

5. DUE FROM/to BROKERS

At December 31, 2023 and 2022, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

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

Liabilities in the Statements of Financial Condition that are components of equity in trading accounts include net unrealized depreciation on open futures and forward currency contracts, cash overdrafts denominated in foreign currencies and due to brokers, if any.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $13,131,141 and $10,489,098 at December 31, 2023 and 2022, respectively.

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

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2023		2022
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent of	Appreciation	Percent of
Currency type	(Depreciation)	Total	(Depreciation)	Total

Australian dollar	$ (40,906)	3.14%	$ 155,483	2.37%
Brazilian real	14,922	(1.15)	(3,051)	(0.05)
British pound	37,316	(2.86)	104,633	1.59
Canadian dollar	12,393	(0.95)	156,398	2.38
Euro	(164,378)	12.62	3,047,469	46.42
Hong Kong dollar	(1,748)	0.13	(7,145)	(0.11)
Japanese yen	6,736	(0.52)	277,498	4.23
Korean won	85,930	(6.60)	19,140	0.29
Malaysian ringgit	(3,697)	0.28	(261)	(0.00)
Norwegian krone	-	-	40,130	0.61
Polish zloty	-	-	30,845	0.47
Singapore dollar	10,014	(0.77)	4,356	0.07
South African rand	(206)	0.02	(1,708)	(0.03)
Swedish krona	-	-	29,427	0.45
Thai baht	(4,077)	0.31	20,085	0.31
U.S. dollar	(1,254,805)	96.35	2,691,337	41.00

Total	$ (1,302,506)	100.00%	$ 6,564,636	100.00%

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

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2023 and 2022 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2023 and 2022. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 7,834	$ (11,356)	$ 3,423	$ (54,544)	$ (54,643)
Energies	-	(549,399)	70,388	(378,486)	(857,497)
Grains	-	-	166,943	(79,688)	87,255
Interest rates	721,545	(74,917)	88,076	(1,109,705)	(375,001)
Livestock	-	(3,510)	1,450	-	(2,060)
Metals	619,825	(68,469)	65,724	(643,055)	(25,975)
Softs	-	(12,450)	171,791	(6,069)	153,272
Stock indices	211,891	(57,091)	108,751	(15,934)	247,617
Total futures contracts	1,561,095	(777,192)	676,546	(2,287,481)	(827,032)

Forward currency contracts	2,695,102	(111,578)	114,778	(3,173,776)	(475,474)

Total futures and
forward currency contracts	$ 4,256,197	$ (888,770)	$ 791,324	$ (5,461,257)	$ (1,302,506)

Fair Value of Futures and Forward Currency Contracts at December 31, 2022

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 26,865	$ (12,626)	$ -	$ (5,951)	$ 8,288
Energies	1,236,350	(40,150)	880,935	(1,450)	2,075,685
Grains	160,870	(49,077)	-	(28,225)	83,568
Interest rates	-	(52,481)	3,942,928	(95,331)	3,795,116
Livestock	290	(7,420)	-	-	(7,130)
Metals	397,429	(154,966)	151,995	(348,297)	46,161
Softs	90	(26,566)	14,759	(23,879)	(35,596)
Stock indices	30,433	(105,691)	135,763	(98,910)	(38,405)
Total futures contracts	1,852,327	(448,977)	5,126,380	(602,043)	5,927,687

Forward currency contracts	2,048,622	(655,648)	386,777	(1,142,802)	636,949

Total futures and
forward currency contracts	$ 3,900,949	$ (1,104,625)	$ 5,513,157	$ (1,744,845)	$ 6,564,636

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended December 31, 2023 and 2022, as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2023 2022

Sector	2023	2022

Futures contracts:
Currencies	$255,755	$765,719
Energies	(4,933,694)	10,046,228
Grains	(15,037)	(1,178,601)
Interest rates	(5,580,955)	5,698,356
Livestock	41,000	26,490
Metals	(567,090)	(826,778)
Softs	(92,518)	63,739
Stock indices	1,450,090	4,321,705

Total futures contracts	(9,442,449)	18,916,858

Forward currency contracts	(1,343,305)	5,155,420

Total futures and
forward currency contracts	$(10,785,754)	$24,072,278

The following table presents the average notional value by sector of open futures and forward currency contracts in U.S. dollars for the years ended December 31, 2023 and 2022. The Partnership’s average net asset value during 2023 and 2022 was approximately $125,000,000 and $129,000,000, respectively.

	2023		2022
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$ 2,327,854	$ 7,444,868	$ 1,659,606	$ 4,439,080
Energies	21,872,717	2,589,212	18,008,439	3,307,292
Grains	3,283,993	6,357,693	6,912,137	6,895,454
Interest rates	25,871,770	189,730,814	85,050,910	104,577,330
Livestock	555,248	179,076	560,348	397,778
Metals	1,857,572	8,435,543	5,103,581	6,248,335
Softs	845,577	2,309,952	1,836,254	2,167,069
Stock indices	37,274,911	26,674,092	27,675,299	44,339,216

Total futures contracts	93,889,642	243,721,250	146,806,574	172,371,554

Forward currency contracts	37,243,270	38,296,562	31,544,735	51,293,908

Total futures and
forward currency contracts	$ 131,132,912	$ 282,017,812	$ 178,351,309	$ 223,665,462

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at each quarter end during 2023 and 2022. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The following tables summarize the valuation of the Partnership’s investments by counterparty as of December 31, 2023 and 2022.

Offsetting derivative assets and liabilities at December 31, 2023

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$715,850	$(466,096)	$249,754

Total assets	$715,850	$(466,096)	$249,754

Liabilities	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$ 901,107	$ (439,100)	462,007
Counterparty L	1,697,470	(1,082,691)	614,779
Total futures contracts	2,598,577	(1,521,791)	1,076,786

Forward currency contracts
Counterparty G	1,361,543	(1,131,702)	229,841
Counterparty K	1,923,811	(1,678,178)	245,633
Total forward currency contracts	3,285,354	(2,809,880)	475,474

Total liabilities	$5,883,931	$(4,331,671)	$1,552,260

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 249,754	$ -	$ (249,754)	$ -

Total	$ 249,754	$ -	$ (249,754)	$ -

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$ 462,007	$ -	$ (462,007)	$ -
Counterparty G	229,841	-	(229,841)	-
Counterparty K	245,633	-	(245,633)	-
Counterparty L	614,779	-	(614,779)	-

Total	$ 1,552,260	$ -	$ (1,552,260)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2023.

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

9. CAPITAL WITHDRAWALS PAYABLE TO GENERAL PARTNER

At December 31, 2023 and 2022, capital withdrawals payable to the General Partner were $37,513 (of which $37,513 was related to profit share allocated from the General Partner) and $1,952,102 (of which $1,202,102 was related to profit share allocated from the General Partner), respectively.

10. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 18, 2024, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.