Form 10-K/A
period 2023-12-31
NESTOR PARTNERS
filed 2024-04-02
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) (“Form 10-K/A”) is being filed by Nestor Partners (the “Partnership”) to amend the Partnership’s disclosure in Item 8, Financial Statements and Supplementary Data (including Exhibit 13.1) to the Form 10-K for the year ended December 31, 2023 that was originally filed with the Securities and Exchange Commission on March 29, 2024 (the “Original Form 10-K”). These financial statements in the Original Form 10-K inadvertently omitted the auditor’s digital signature (as required pursuant to Regulation S-X § 210.2-02) on the audit report of Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm.

Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-K with the Securities and Exchange Commission on March 29, 2024. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Partnership’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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