Form 10-Q
period 2024-03-31
NESTOR PARTNERS
filed 2024-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   March 31, 2024

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
As of and for the three months ended March 31, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2024 (unaudited) and December 31, 2023
(b) As of and for the three months ended March 31, 2024 and 2023 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $23,518,122 and $24,070,428)	$23,509,648	$24,060,502
Net unrealized appreciation on open futures and forward
currency contracts	1,430,568	249,754
Due from brokers, net	2,192,255	2,026,514
Cash denominated in foreign currencies (cost $349,159
and $1,314,433)	342,276	1,347,548

Total equity in trading accounts	27,474,747	27,684,318

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $89,167,232 and $85,921,741)	89,153,125	86,016,467

CASH AND CASH EQUIVALENTS	7,482,722	4,710,715

ACCRUED INTEREST RECEIVABLE	807,097	726,811

TOTAL	$124,917,691	$119,138,311

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$7,763	$36,367
Net unrealized depreciation on open futures and forward
currency contracts	187,093	1,552,260
Accrued management fees	94,694	91,113
Accrued installment selling commissions	68,349	64,526
Accrued trade execution and clearing costs	8,059	9,751
Due to brokers, net	-	83,836
Cash overdraft denominated in foreign currencies (cost $264,725
and $475,760)	263,720	485,526
Accrued expenses	117,596	42,723
Capital withdrawals payable to Limited Partners	1,001,312	57,052
Capital withdrawals payable to General Partner	-	37,513
Accrued profit share	27,696	-

Total liabilities	1,776,282	2,460,667

PARTNERS' CAPITAL	123,141,409	116,677,644

TOTAL	$124,917,691	$119,138,311

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2024 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$10,745
Energies	0.70	861,035
Grains	0.06	78,937
Interest rates	(0.00)	(2,906)
Livestock	(0.00)	(930)
Metals	0.24	296,495
Softs	(0.00)	(3,653)
Stock indices	0.18	227,762

Total long futures contracts	1.19	1,467,485

Short futures contracts:
Currencies	0.04	52,873
Energies	(0.02)	(27,331)
Grains	0.00	4,564
Interest rates:
2 Year U.S. Treasury Note (476 contracts, settlement date June 2024)	0.06	81,015
Other	(0.21)	(259,174)

Total interest rates	(0.15)	(178,159)

Livestock	0.00	1,140
Metals	(0.31)	(386,267)
Softs	(0.04)	(50,953)
Stock indices	(0.08)	(100,129)

Total short futures contracts	(0.56)	(684,262)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.63	783,223
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.99)	(1,221,947)
Total short forward currency contracts	1.37	1,682,199

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.38	460,252

TOTAL	1.01%	$1,243,475

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2024 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$42,052,000	U.S. Treasury notes, 2.500%, 05/15/2024	34.03%	$41,907,446
39,979,000	U.S. Treasury notes, 2.375%, 08/15/2024	32.12	39,547,977
31,779,000	U.S. Treasury notes, 2.250%, 11/15/2024	25.34	31,207,350

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $112,685,354)	91.49%	$112,662,773

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2023

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(3,522)
Energies	(0.47)	(549,399)
Interest rates	0.55	646,628
Livestock	(0.00)	(3,510)
Metals	0.47	551,356
Softs	(0.01)	(12,450)
Stock indices	0.13	154,800

Total long futures contracts	0.67	783,903

Short futures contracts:
Currencies	(0.04)	(51,121)
Energies	(0.26)	(308,098)
Grains	0.07	87,255
Interest rates	(0.88)	(1,021,629)
Livestock	0.00	1,450
Metals	(0.49)	(577,331)
Softs	0.14	165,722
Stock indices	0.08	92,817

Total short futures contracts	(1.38)	(1,610,935)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	(0.71)	(827,032)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.21	2,583,524
Total short forward currency contracts	(2.62)	(3,058,998)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.41)	(475,474)

TOTAL	(1.12)%	$(1,302,506)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2023

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$28,053,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.97%	$27,964,239
28,925,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.55	28,644,224
25,953,000	U.S. Treasury notes, 2.375%, 08/15/2024	21.88	25,529,743
28,579,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.95	27,938,763

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,992,169)	94.35%	$110,076,969

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
INVESTMENT INCOME:
Interest income, net	$1,531,651	$1,104,537

EXPENSES:
Brokerage and management fees:
Management fees	274,870	294,393
Installment selling commissions	205,360	215,282
Trade execution and clearing costs	135,726	130,873
Total brokerage and management fees	615,956	640,548

Administrative expenses	74,872	80,448
Custody fees and other expenses	5,354	5,445

Total expenses	696,182	726,441

NET INVESTMENT INCOME	835,469	378,096

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,596,890	(5,808,621)
Foreign exchange transactions	(8,075)	(86,888)
Net change in unrealized:
Futures and forward currency contracts	2,545,981	(5,188,179)
Foreign exchange translation	(29,227)	47,423
Net gains (losses) from U.S. Treasury notes:
Realized	(6,583)	(39,796)
Net change in unrealized	(107,381)	405,557

Total net realized and unrealized gains (losses)	7,991,605	(10,670,504)

NET INCOME (LOSS)	8,827,074	(10,292,408)
LESS PROFIT SHARE TO GENERAL PARTNER	27,930	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$8,799,144	$(10,292,408)

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2024:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2024	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644
Contributions	-	87,872	234	-	88,106
Withdrawals	(1,655,659)	(767,826)	-	-	(2,423,485)
Net income	3,606,457	5,051,899	-	168,718	8,827,074
General Partner's allocation:
New Profit-Accrued	(27,930)	-	-	-	(27,930)
PARTNERS' CAPITAL-
March 31, 2024	$52,898,315	$67,972,256	$234	$2,270,604	$123,141,409

For the three months ended March 31, 2023:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2023	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073
Contributions	-	56,101	-	-	56,101
Withdrawals	(1,060,705)	(179,829)	-	-	(1,240,534)
Net loss	(5,001,322)	(5,126,927)	-	(164,159)	(10,292,408)
General Partner's allocation:
New Profit-Accrued	-	-	-	-	-
PARTNERS' CAPITAL-
March 31, 2023	$55,550,698	$62,977,296	$-	$2,041,238	$120,569,232

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended March 31, 2024 and 2023	Limited Partners		Special Limited Partners
	2024	2023	2024	2023

Ratios to average capital:
Net investment income (loss) (a)	1.09%	(0.27)%	3.97%	2.56%

Total expenses (a)	3.91%	3.84%	1.02%	1.01%
Profit share allocation (b) (c)	0.05%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	3.96%	3.84%	1.02%	1.01%

Total return before profit share allocation (b)	7.17%	(8.14)%	7.95%	(7.49)%
Less: profit share allocation (b) (c)	0.05%	0.00%	0.00%	0.00%
Total return after profit share allocation	7.12%	(8.14)%	7.95%	(7.49)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three months ended March 31, 2024 and 2023 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2020 to 2023, Millburn Ridgefield Corporation (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2023.

Certain prior year items in the financial statements have been reclassified to conform to the current year presentation. The Partnership reclassified amounts previously included in “Brokerage fees” to “Management fees”, “Installment selling commissions” and “Trade execution and clearing costs” in the Statements of Operations for the three months ended March 31, 2023. Any mention of “brokerage fees” or “accrued brokerage fees” subsequently in these footnotes are understood to represent the newly classified line items.

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

The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2024 and December 31, 2023 in valuing the Partnership’s investments at fair value. During the three months ended March 31, 2024 and December 31, 2023, respectively, the Partnership held no assets or liabilities in Level 3. At March 31, 2024 and December 31, 2023, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$112,662,773	$-	$112,662,773
Short-Term Money Market Fund*	7,232,722	-	7,232,722
Exchange-Traded Futures Contracts
Currencies	63,618	-	63,618
Energies	833,704	-	833,704
Grains	83,501	-	83,501
Interest rates	(181,065)	-	(181,065)
Livestock	210	-	210
Metals	(89,772)	-	(89,772)
Softs	(54,606)	-	(54,606)
Stock indices	127,633	-	127,633

Total exchange-traded futures contracts	783,223	-	783,223

Over-the-Counter Forward Currency Contracts	-	460,252	460,252

Total futures and forward currency contracts (2)	783,223	460,252	1,243,475

Total financial assets and liabilities at fair value	$120,678,718	$460,252	$121,138,970

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$23,509,648
Investments in U.S. Treasury notes			89,153,125
Total investments in U.S. Treasury notes			$112,662,773

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,430,568
Net unrealized depreciation on open futures and forward currency contracts			(187,093)
Total net unrealized appreciation on open futures and forward currency contracts			$1,243,475

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$110,076,969	$-	$110,076,969
Short-Term Money Market Fund*	4,460,715	-	4,460,715
Exchange-Traded Futures Contracts
Currencies	(54,643)	-	(54,643)
Energies	(857,497)	-	(857,497)
Grains	87,255	-	87,255
Interest rates	(375,001)	-	(375,001)
Livestock	(2,060)	-	(2,060)
Metals	(25,975)	-	(25,975)
Softs	153,272	-	153,272
Stock indices	247,617	-	247,617

Total exchange-traded futures contracts	(827,032)	-	(827,032)

Over-the-Counter Forward Currency Contracts	-	(475,474)	(475,474)

Total futures and forward currency contracts (2)	(827,032)	(475,474)	(1,302,506)

Total financial assets and liabilities at fair value	$113,710,652	$(475,474)	$113,235,178

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,060,502
Investments in U.S. Treasury notes			86,016,467
Total investments in U.S. Treasury notes			$110,076,969

(2)
Net unrealized appreciation on open futures and forward currency contracts			$249,754
Net unrealized depreciation on open futures and forward currency contracts			(1,552,260)
Total net unrealized depreciation on open futures and forward currency contracts			$(1,302,506)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2024, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$10,770	$(25)	$54,079	$(1,206)	$63,618
Energies	881,328	(20,293)	6,307	(33,638)	833,704
Grains	86,100	(7,163)	4,768	(204)	83,501
Interest rates	-	(2,906)	435,857	(614,016)	(181,065)
Livestock	2,060	(2,990)	1,270	(130)	210
Metals	405,754	(109,259)	136,159	(522,426)	(89,772)
Softs	8,460	(12,113)	-	(50,953)	(54,606)
Stock indices	293,476	(65,714)	67,430	(167,559)	127,633
Total futures contracts	1,687,948	(220,463)	705,870	(1,390,132)	783,223

Forward currency contracts	121,190	(1,343,137)	1,751,598	(69,399)	460,252

Total futures and
forward currency contracts	$1,809,138	$(1,563,600)	$2,457,468	$(1,459,531)	$1,243,475

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$7,834	$(11,356)	$3,423	$(54,544)	$(54,643)
Energies	-	(549,399)	70,388	(378,486)	(857,497)
Grains	-	-	166,943	(79,688)	87,255
Interest rates	721,545	(74,917)	88,076	(1,109,705)	(375,001)
Livestock	-	(3,510)	1,450	-	(2,060)
Metals	619,825	(68,469)	65,724	(643,055)	(25,975)
Softs	-	(12,450)	171,791	(6,069)	153,272
Stock indices	211,891	(57,091)	108,751	(15,934)	247,617
Total futures contracts	1,561,095	(777,192)	676,546	(2,287,481)	(827,032)

Forward currency contracts	2,695,102	(111,578)	114,778	(3,173,776)	(475,474)

Total futures and
forward currency contracts	$4,256,197	$(888,770)	$791,324	$(5,461,257)	$(1,302,506)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2024 and 2023

Sector	Three months ended: March 31, 2024	Three months ended: March 31, 2023

Futures contracts:
Currencies	$364,664	$179,926
Energies	3,417,792	(3,054,079)
Grains	663,392	(214,450)
Interest rates	3,714,941	(8,038,947)
Livestock	(11,220)	8,660
Metals	(565,856)	265,003
Softs	(683,786)	(167,391)
Stock indices	(66,912)	97,801

Total futures contracts	6,833,015	(10,923,477)

Forward currency contracts	1,309,856	(73,323)

Total futures and
forward currency contracts	$8,142,871	$(10,996,800)

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2024 and 2023 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2024 and 2023 was approximately $123,000,000 and $125,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2024 and 2023

	2024		2023
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$2,543,965	$8,057,463	$3,773,233	$856,008
Energies	20,917,984	5,181,110	22,809,357	2,035,086
Grains	1,980,319	6,306,215	7,561,569	789,700
Interest rates	37,929,334	153,335,689	25,651,152	141,854,566
Livestock	257,085	276,830	326,300	183,250
Metals	4,368,241	6,652,857	1,704,995	2,352,994
Softs	840,263	1,584,268	1,696,912	2,431,002
Stock indices	44,585,790	17,270,923	41,334,477	31,180,078

Total futures contracts	113,422,981	198,665,355	104,857,995	181,682,684

Forward currency contracts	29,670,181	33,466,336	57,965,349	10,652,126

Total futures and
forward currency contracts	$143,093,162	$232,131,691	$162,823,344	$192,334,810

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2024 and December 31, 2023.

Offsetting derivative assets and liabilities at March 31, 2024

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$578,591	$(199,491)	$379,100
Counterparty L	1,497,429	(906,213)	591,216
Total futures contracts	2,076,020	(1,105,704)	970,316

Forward currency contracts
Counterparty G	714,675	(408,153)	306,522
Counterparty K	1,158,113	(1,004,383)	153,730
Total forward currency contracts	1,872,788	(1,412,536)	460,252

Total assets	$3,948,808	$(2,518,240)	$1,430,568

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$504,891	$(317,798)	$187,093

Total liabilities	$504,891	$(317,798)	$187,093

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$306,522	$-	$-	$306,522
Counterparty J	379,100	-	(379,100)	-
Counterparty K	153,730	-	-	153,730
Counterparty L	591,216	-	(591,216)	-

Total	$1,430,568	$-	$(970,316)	$460,252

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$187,093	$-	$(187,093)	$-

Total	$187,093	$-	$(187,093)	$-

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
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of
Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2024.

Offsetting derivative assets and liabilities at December 31, 2023

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$715,850	$(466,096)	$249,754

Total assets	$715,850	$(466,096)	$249,754
			(continued)

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$901,107	$(439,100)	$462,007
Counterparty L	1,697,470	(1,082,691)	614,779
Total futures contracts	2,598,577	(1,521,791)	1,076,786

Forward currency contracts
Counterparty G	1,361,543	(1,131,702)	229,841
Counterparty K	1,923,811	(1,678,178)	245,633
Total forward currency contracts	3,285,354	(2,809,880)	475,474

Total liabilities	$5,883,931	$(4,331,671)	$1,552,260
			(concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$249,754	$-	$(249,754)	$-

Total	$249,754	$-	$(249,754)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$462,007	$-	$(462,007)	$-
Counterparty G	229,841	-	(229,841)	-
Counterparty K	245,633	-	(245,633)	-
Counterparty L	614,779	-	(614,779)	-

Total	$1,552,260	$-	$(1,552,260)	$-

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $7,109,772 and $13,131,141 at March 31, 2024 and December 31, 2023, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2024 and 2023. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2024	2023
Profit share earned	$234	$-
Reversal of profit share	-	-
Profit share accrued	27,696	-
Total profit share	$27,930	$-

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2024 and December 31, 2023, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2024 to May 14, 2024, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three months ended March 31, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2024

Month Ended:	Total Partners' Capital

March 31, 2024	$123,141,409
December 31, 2023	116,677,644

Three months ended
Change in Partners' Capital	$6,463,765
Percent Change	5.54%

THREE MONTHS ENDED MARCH 31, 2024

The increase in the Partnership’s net assets of $6,463,765 was attributable to net income after profit share of $8,799,144 and contributions of $88,106, which was partially offset by withdrawals of $2,423,485.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended March 31, 2024 decreased $19,523 and $9,922, respectively, relative to the corresponding period in 2023. The decrease was due to a decrease in average net assets of the Partnership during the three months ended March 31, 2024, relative to the corresponding period in 2023.

Trade execution and clearing costs for the three months ended March 31, 2024 increased $4,853 relative to the corresponding period in 2023. The increase was due mainly to an increase in the trading of futures contracts with higher commission rates during the three months ended March 31, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2024 increased $427,114 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended March 31, 2024 relative to the corresponding period in 2023.

During the three months ended March 31, 2024, the Partnership experienced net realized and unrealized gains of $7,991,605 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $615,956, administrative expenses of $74,872, custody fees and other expenses of $5,354 and accrued profit share of to the General Partner of $27,930 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $1,531,651, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $8,799,144. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.34%
Energies	2.90%
Grains	0.57%
Interest rates	3.12%
Livestock	0.01%
Metals	(0.45)%
Softs	(0.55)%
Stock indices	(0.02)%

Trading Gain	6.92%

MANAGEMENT DISCUSSION –2024

Three months ended March 31, 2024

The Partnership was profitable during the quarter as gains from trading interest rate futures, energy futures, currency forwards and grain futures outdistanced losses from trading soft commodity and metals futures. Trading of equity futures was nearly flat.

Financial and commodity market prices vacillated during the quarter as market participants reacted to impacts of uncertainty about the timing and pace of expected central bank interest rate cuts, disparate regional growth and inflation outlooks and the influence of developments surrounding the use of artificial intelligence (“AI”).

Interest rates were volatile during the quarter. They rose broadly as developed market central banks, led by the Federal Reserve (“Fed”), pushed back against market expectations of early and official interest rate cuts. Concerns about “sticky” inflation and strong wage data and labor markets seemingly helped support this higher-for-longer interest rate narrative. However, interest rates did ease a bit during March as developed market central banks, following recent meetings, seemed more willing to take longer to return to their target inflation levels than had previously been the case to avoid a hard growth landing. Overall, short positions in medium- and long-term U.S. and German note and bond futures were broadly profitable. A short position in the U.S. short-term interest rate future was also profitable. On the other hand, during January, long positions in British, U.S. and European short-term interest rate futures, and in Italian short-term and long-term interest rate futures, registered partially offsetting losses. A short position in the Japanese government bond future was also slightly unprofitable as the Bank of Japan executed a “dovish” end to its zero-interest rate and yield curve control policies.

Relative strength in U.S. growth, equity markets and interest rate differentials seemingly helped buoy the U.S. dollar. Long U.S. dollar positions versus the Japanese, Swiss, New Zealand, Canadian and Australian currencies were profitable. Elsewhere, a short U.S. dollar trade against the euro in January and trading the U.S. dollar relative to the Brazilian real and Singapore dollar produced partially offsetting losses.

Energy prices rose during the quarter as Middle East tensions, including a drone attack by Iran-backed militants that killed U.S. troops in Jordan and an expansion of Houthi missile strikes in the Red Sea on a Trafigura-operated fuel tanker carrying Russian products, stoked fears of supply disruptions. The continuation of production cuts by Organization of the Petroleum Exporting Countries (“OPEC+”) and Ukrainian attacks on Russian oil refineries also likely contributed to supply worries. On the demand side, stronger-than-expected US economic data and fresh stimulus in China seemed to strengthen the outlook in two of the world’s largest oil consumers. In this environment, long positions in Brent crude, WTI crude, RBOB gasoline, London gasoil and heating oil were profitable. A short carbon emissions trade was also profitable as the recent slowdown in the electric vehicle market weighed on demand for emission credits.

Ample supplies of grain from South America, Russia, Ukraine and the U.S. likely impacted prices and short wheat and soybean positions were profitable, especially early in the quarter. In March, amid reports of destructive rain and hail across crucial grain-producing regions in Argentina supporting soybean prices, a long soybean trade was profitable.

Sugar prices, following a sharp drop late last year, rebounded in January amid concerns about hot weather damaging crops in southeast Asia, particularly in India and New Delhi extended its export ban. A short sugar trade was unprofitable as prices rose. Cocoa prices rallied to an historic high as weather and disease afflicted cocoa trees in the world’s main growing regions in West Africa, raising supply concerns. A short cocoa trade was unprofitable. Trading of coffee and cotton were also slightly unprofitable.

Silver prices were buoyed amid expectations that developed market central banks would embark on an interest rate easing cycle. Indeed, the Swiss National Bank announced a quarter point cut in its official interest rate in March. Consequently, a short silver trade was unprofitable. Trading of gold, platinum and zinc also posted small losses.

Trading of stock index futures was mixed and flat during the quarter. Improving growth, inflation and corporate earnings outlooks in Japan seemingly contributed to strong profits on long Japanese equity index futures positions. A long Spanish IBEX equity futures position and a short Brazilian equity index futures trade were also profitable. On the other hand, in the U.S., where AI optimism, growth and central bank rate cut prospects seemed to support equities, losses on short positions in Russell, MIDCAP 400 and Dow Jones index futures outdistanced profits from trading the NASDAQ index futures. Short positions in European, Singaporean and emerging market equity index futures, a long Korean index futures position, and trading of Australian and Canadian index futures registered offsetting losses too.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2024.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month.  On January 1, 2024, February 1, 2024 and March 1, 2024, the Partnership sold Interests to new and existing limited partners of $36,367, $48,929 and $2,810, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2024:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2024	$ (956,999)	$ (66,532)	$ (1,023,531)
February 29, 2024	(183,061)	(215,581)	(398,642)
March 31, 2024	(515,599)	(485,713)	(1,001,312)
Total	$ (1,655,659)	$ (767,826)	$ (2,423,485)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended March 31, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2024		(Principal Accounting Officer)