Form 10-Q
period 2024-06-30
NESTOR PARTNERS
filed 2024-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   June 30, 2024

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
For the three and six months ended June 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2024 (unaudited) and December 31, 2023
(b) For the three and six months ended June 30, 2024 and 2023 (unaudited)
(c) For the six months ended June 30, 2024 and 2023 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $30,301,724 and $24,070,428)	$30,287,730	$24,060,502
Net unrealized appreciation on open futures and forward
currency contracts	2,545,020	249,754
Due from brokers, net	8,801,516	2,026,514
Cash denominated in foreign currencies (cost $724,887
and $1,314,433)	705,723	1,347,548

Total equity in trading accounts	42,339,989	27,684,318

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $83,111,711 and $85,921,741)	83,072,909	86,016,467

CASH AND CASH EQUIVALENTS	258,029	4,710,715

ACCRUED INTEREST RECEIVABLE	818,318	726,811

TOTAL	$126,489,245	$119,138,311

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$17,450	$36,367
Net unrealized depreciation on open futures and forward
currency contracts	63,631	1,552,260
Accrued management fees	92,026	91,113
Accrued installment selling commissions	67,924	64,526
Accrued trade execution and clearing costs	8,644	9,751
Due to brokers, net	-	83,836
Cash overdraft denominated in foreign currencies (cost $0
and $475,760)	-	485,526
Accrued expenses	196,398	42,723
Capital withdrawals payable to Limited Partners	114,353	57,052
Capital withdrawals payable to General Partner	-	37,513
Accrued profit share	386,252	-

Total liabilities	946,678	2,460,667

PARTNERS' CAPITAL	125,542,567	116,677,644

TOTAL	$126,489,245	$119,138,311

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2024 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.01)%	$(9,400)
Energies	0.19	239,092
Interest rates	(0.00)	(4,950)
Livestock	0.00	180
Metals	(0.49)	(619,837)
Softs	(0.04)	(45,534)
Stock indices	(0.07)	(83,321)

Total long futures contracts	(0.42)	(523,770)

Short futures contracts:
Currencies	0.24	303,871
Energies	0.01	16,230
Grains	0.42	526,870
Interest rates:
5 Year U.S. Treasury Note (267 contracts, settlement date September 2024)	0.03	38,977
30 Year U.S. Treasury Bond (14 contracts, settlement date September 2024)	0.00	5,906
Other	(0.04)	(51,681)

Total interest rates	(0.01)	(6,798)

Livestock	(0.01)	(6,690)
Metals	0.48	599,603
Softs	(0.04)	(47,813)
Stock indices	(0.03)	(33,468)

Total short futures contracts	1.06	1,351,805

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.64	828,035
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.69)	(860,892)
Total short forward currency contracts	2.00	2,514,246

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	1.31	1,653,354

TOTAL	1.95%	$2,481,389

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2024 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$39,979,000	U.S. Treasury notes, 2.375%, 08/15/2024	31.73%	$39,832,202
35,979,000	U.S. Treasury notes, 2.250%, 11/15/2024	28.33	35,565,101
38,752,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.24	37,963,336

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $113,413,435)	90.30%	$113,360,639

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2023

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(3,522)
Energies	(0.47)	(549,399)
Interest rates	0.55	646,628
Livestock	(0.00)	(3,510)
Metals	0.47	551,356
Softs	(0.01)	(12,450)
Stock indices	0.13	154,800

Total long futures contracts	0.67	783,903

Short futures contracts:
Currencies	(0.04)	(51,121)
Energies	(0.26)	(308,098)
Grains	0.07	87,255
Interest rates	(0.88)	(1,021,629)
Livestock	0.00	1,450
Metals	(0.49)	(577,331)
Softs	0.14	165,722
Stock indices	0.08	92,817

Total short futures contracts	(1.38)	(1,610,935)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	(0.71)	(827,032)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.21	2,583,524
Total short forward currency contracts	(2.62)	(3,058,998)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.41)	(475,474)

TOTAL	(1.12)%	$(1,302,506)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2023

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$28,053,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.97%	$27,964,239
28,925,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.55	28,644,224
25,953,000	U.S. Treasury notes, 2.375%, 08/15/2024	21.88	25,529,743
28,579,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.95	27,938,763

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,992,169)	94.35%	$110,076,969

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest income, net	$1,637,855	$1,244,489

EXPENSES:
Brokerage and management fees:
Management fees	282,943	283,214
Installment selling commissions	209,632	206,460
Trade execution and clearing costs	143,171	123,022
Total brokerage and management fees	635,746	612,696

Administrative expenses	78,802	75,244
Custody fees and other expenses	5,572	5,519

Total expenses	720,120	693,459

NET INVESTMENT INCOME	917,735	551,030

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	5,036,483	935,858
Foreign exchange transactions	(71,021)	3,609
Net change in unrealized:
Futures and forward currency contracts	1,237,914	2,024,930
Foreign exchange translation	(13,286)	(16,935)
Net losses from U.S. Treasury notes:
Realized	(2,803)	-
Net change in unrealized	(30,215)	(126,269)

Total net realized and unrealized gains	6,157,072	2,821,193

NET INCOME	7,074,807	3,372,223
LESS PROFIT SHARE TO GENERAL PARTNER	415,562	-
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$6,659,245	$3,372,223

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
INVESTMENT INCOME:
Interest income, net	$3,169,506	$2,349,026

EXPENSES:
Brokerage and management fees:
Management fees	557,813	577,607
Installment selling commissions	414,992	421,742
Trade execution and clearing costs	278,897	253,895
Total brokerage and management fees	1,251,702	1,253,244

Administrative expenses	153,674	155,692
Custody fees and other expenses	10,926	10,964

Total expenses	1,416,302	1,419,900

NET INVESTMENT INCOME	1,753,204	929,126

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	10,633,373	(4,872,763)
Foreign exchange transactions	(79,096)	(83,279)
Net change in unrealized:
Futures and forward currency contracts	3,783,895	(3,163,249)
Foreign exchange translation	(42,513)	30,488
Net gains (losses) from U.S. Treasury notes:
Realized	(9,386)	(39,796)
Net change in unrealized	(137,596)	279,288

Total net realized and unrealized gains (losses)	14,148,677	(7,849,311)

NET INCOME (LOSS)	15,901,881	(6,920,185)
LESS PROFIT SHARE TO GENERAL PARTNER	443,492	-
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$15,458,389	$(6,920,185)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the six months ended June 30, 2024:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2024	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644
Contributions	-	120,535	57,240	-	177,775
Withdrawals	(5,915,272)	(855,969)	-	-	(6,771,241)
Net income (loss)	6,458,454	9,137,179	(877)	307,125	15,901,881
General Partner's allocation:
New Profit-Accrued	(443,492)	-	-	-	(443,492)
PARTNERS' CAPITAL-
June 30, 2024	$51,075,137	$72,002,056	$56,363	$2,409,011	$125,542,567

For the six months ended June 30, 2023:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2023	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073
Contributions	-	72,067	-	-	72,067
Withdrawals	(1,271,171)	(490,348)	-	-	(1,761,519)
Net loss	(3,664,290)	(3,157,521)	-	(98,374)	(6,920,185)
General Partner's allocation:
New Profit-Accrued	-	-	-	-	-
PARTNERS' CAPITAL-
June 30, 2023	$56,677,264	$64,652,149	$-	$2,107,023	$123,436,436

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended June 30, 2024 and 2023	Limited Partners		Special Limited Partners
	2024	2023	2024	2023

Ratios to average capital:
Net investment income (a)	1.05%	0.29%	3.96%	3.10%

Total expenses (a)	3.99%	3.81%	1.03%	0.99%
Profit share allocation (b) (c)	0.78%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.77%	3.81%	1.03%	0.99%

Total return before profit share allocation (b)	5.23%	2.41%	5.97%	3.13%
Less: profit share allocation (b) (c)	0.78%	0.00%	0.00%	0.00%
Total return after profit share allocation	4.45%	2.41%	5.97%	3.13%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the six months ended June 30, 2024 and 2023	Limited Partners		Special Limited Partners
	2024	2023	2024	2023

Ratios to average capital:
Net investment income (loss) (a)	1.07%	(0.01)%	3.97%	2.81%

Total expenses (a)	3.95%	3.84%	1.02%	1.01%
Profit share allocation (b) (c)	0.83%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	4.78%	3.84%	1.02%	1.01%

Total return before profit share allocation (b)	12.72%	(5.93)%	14.39%	(4.60)%
Less: profit share allocation (b) (c)	0.83%	0.00%	0.00%	0.00%
Total return after profit share allocation	11.89%	(5.93)%	14.39%	(4.60)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three and six months ended June 30, 2024 and 2023 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2024 and December 31, 2023 in valuing the Partnership’s investments at fair value. During the three and six months ended June 30, 2024 and December 31, 2023, respectively, the Partnership held no assets or liabilities in Level 3. At June 30, 2024 and December 31, 2023, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$113,360,639	$-	$113,360,639
Exchange-Traded Futures Contracts
Currencies	294,471	-	294,471
Energies	255,322	-	255,322
Grains	526,870	-	526,870
Interest rates	(11,748)	-	(11,748)
Livestock	(6,510)	-	(6,510)
Metals	(20,234)	-	(20,234)
Softs	(93,347)	-	(93,347)
Stock indices	(116,789)	-	(116,789)

Total exchange-traded futures contracts	828,035	-	828,035

Over-the-Counter Forward Currency Contracts	-	1,653,354	1,653,354

Total futures and forward currency contracts (2)	828,035	1,653,354	2,481,389

Total financial assets and liabilities at fair value	$114,188,674	$1,653,354	$115,842,028

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$30,287,730
Investments in U.S. Treasury notes			83,072,909
Total investments in U.S. Treasury notes			$113,360,639

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,545,020
Net unrealized depreciation on open futures and forward currency contracts			(63,631)
Total net unrealized appreciation on open futures and forward currency contracts			$2,481,389

Financial assets and liabilities at fair value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$110,076,969	$-	$110,076,969
Short-Term Money Market Fund*	4,460,715	-	4,460,715
Exchange-Traded Futures Contracts
Currencies	(54,643)	-	(54,643)
Energies	(857,497)	-	(857,497)
Grains	87,255	-	87,255
Interest rates	(375,001)	-	(375,001)
Livestock	(2,060)	-	(2,060)
Metals	(25,975)	-	(25,975)
Softs	153,272	-	153,272
Stock indices	247,617	-	247,617

Total exchange-traded futures contracts	(827,032)	-	(827,032)

Over-the-Counter Forward Currency Contracts	-	(475,474)	(475,474)

Total futures and forward currency contracts (2)	(827,032)	(475,474)	(1,302,506)

Total financial assets and liabilities at fair value	$113,710,652	$(475,474)	$113,235,178

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,060,502
Investments in U.S. Treasury notes			86,016,467
Total investments in U.S. Treasury notes			$110,076,969

(2)
Net unrealized appreciation on open futures and forward currency contracts			$249,754
Net unrealized depreciation on open futures and forward currency contracts			(1,552,260)
Total net unrealized depreciation on open futures and forward currency contracts			$(1,302,506)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2024, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,525	$(10,925)	$318,982	$(15,111)	$294,471
Energies	277,213	(38,121)	23,006	(6,776)	255,322
Grains	-	-	534,678	(7,808)	526,870
Interest rates	-	(4,950)	698,998	(705,796)	(11,748)
Livestock	180	-	-	(6,690)	(6,510)
Metals	64,683	(684,520)	673,502	(73,899)	(20,234)
Softs	9,689	(55,223)	115	(47,928)	(93,347)
Stock indices	70,655	(153,976)	185,325	(218,793)	(116,789)
Total futures contracts	423,945	(947,715)	2,434,606	(1,082,801)	828,035

Forward currency contracts	248,845	(1,109,737)	2,765,371	(251,125)	1,653,354

Total futures and
forward currency contracts	$672,790	$(2,057,452)	$5,199,977	$(1,333,926)	$2,481,389

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$7,834	$(11,356)	$3,423	$(54,544)	$(54,643)
Energies	-	(549,399)	70,388	(378,486)	(857,497)
Grains	-	-	166,943	(79,688)	87,255
Interest rates	721,545	(74,917)	88,076	(1,109,705)	(375,001)
Livestock	-	(3,510)	1,450	-	(2,060)
Metals	619,825	(68,469)	65,724	(643,055)	(25,975)
Softs	-	(12,450)	171,791	(6,069)	153,272
Stock indices	211,891	(57,091)	108,751	(15,934)	247,617
Total futures contracts	1,561,095	(777,192)	676,546	(2,287,481)	(827,032)

Forward currency contracts	2,695,102	(111,578)	114,778	(3,173,776)	(475,474)

Total futures and
forward currency contracts	$4,256,197	$(888,770)	$791,324	$(5,461,257)	$(1,302,506)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2024 and 2023

Sector	Three months ended: June 30, 2024	Three months ended: June 30, 2023	Six months ended: June 30, 2024	Six months ended: June 30, 2023

Futures contracts:
Currencies	$472,880	$241,579	$837,544	$421,505
Energies	(1,083,211)	(3,739,625)	2,334,581	(6,793,704)
Grains	750,326	(26,867)	1,413,718	(241,317)
Interest rates	3,325,412	3,952,308	7,040,353	(4,086,639)
Livestock	(60,900)	48,440	(72,120)	57,100
Metals	(863,017)	(185,946)	(1,428,873)	79,057
Softs	211,980	268,066	(471,806)	100,675
Stock indices	2,723,887	1,369,452	2,656,975	1,467,253

Total futures contracts	5,477,357	1,927,407	12,310,372	(8,996,070)

Forward currency contracts	797,040	1,033,381	2,106,896	960,058

Total futures and
forward currency contracts	$6,274,397	$2,960,788	$14,417,268	$(8,036,012)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2024 and 2023 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2024 and 2023 was approximately $125,000,000 and $123,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2024 and 2023

	2024		2023
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$2,153,957	$17,837,413	$2,515,489	$4,415,620
Energies	19,775,797	4,108,541	18,425,763	1,883,185
Grains	1,320,213	7,823,288	5,383,072	2,514,595
Interest rates	25,792,845	183,057,379	17,100,768	176,502,828
Livestock	183,323	308,170	524,637	208,593
Metals	4,671,915	6,870,546	1,154,184	4,327,713
Softs	1,087,643	1,462,429	1,131,275	2,567,566
Stock indices	42,343,884	21,857,409	40,218,866	29,656,588

Total futures contracts	97,329,577	243,325,175	86,454,054	222,076,688

Forward currency contracts	22,634,319	78,355,722	43,766,897	24,429,187

Total futures and
forward currency contracts	$119,963,896	$321,680,897	$130,220,951	$246,505,875

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2024 and December 31, 2023.

Offsetting derivative assets and liabilities at June 30, 2024

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$492,345	$(186,476)	$305,869
Counterparty L	1,986,103	(1,400,306)	585,797
Total futures contracts	2,478,448	(1,586,782)	891,666

Forward currency contracts
Counterparty G	1,439,762	(672,098)	767,664
Counterparty K	1,574,454	(688,764)	885,690
Total forward currency contracts	3,014,216	(1,360,862)	1,653,354

Total assets	$5,492,664	$(2,947,644)	$2,545,020

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$443,734	$(380,103)	$63,631

Total liabilities	$443,734	$(380,103)	$63,631

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$767,664	$-	$-	$767,664
Counterparty J	305,869	-	(305,869)	-
Counterparty K	885,690	-	-	885,690
Counterparty L	585,797	-	(585,797)	-

Total	$2,545,020	$-	$(891,666)	$1,653,354

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$63,631	$-	$(63,631)	$-

Total	$63,631	$-	$(63,631)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2024.

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
			(continued)

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $16,566,525 and $13,131,141 at June 30, 2024 and December 31, 2023, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2024 and 2023. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2024	2023
Profit share earned	$57,006	$-
Reversal of profit share accrued (1)	(27,696)	-
Profit share accrued	386,252	-
Total profit share	$415,562	$-

	Six months ended:
	June 30,	June 30,
	2024	2023
Profit share earned	$57,240	$-
Profit share accrued	386,252	-
Total profit share	$443,492	$-

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2024 and December 31, 2023, $0 was owed to the General Partner.

6. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2024 to August 13, 2024, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three and six months ended June 30, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2024

Month Ended:		Total Partners' Capital

June 30, 2024		$125,542,567
March 31, 2024		123,141,409
December 31, 2023		116,677,644

	Three months ended	Six months ended
Change in Partners' Capital	$2,401,158	$8,864,923
Percent Change	1.95%	7.60%

THREE MONTHS ENDED JUNE 30, 2024

The increase in the Partnership’s net assets of $2,401,158 was attributable to net income after profit share of $6,659,245 and contributions of $89,669, which was partially offset by withdrawals of $4,347,756.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended June 30, 2024 decreased $271 and increased $3,172, respectively, relative to the corresponding period in 2023. The net increase was due mainly to an increase in the Partnership’s net assets during the three months ended June 30, 2024, relative to the corresponding period in 2023.

Trade execution and clearing costs for the three months ended June 30, 2024 increased $20,149 relative to the corresponding period in 2023. The increase was due mainly to an increase in trading volume during the three months ended June 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2024 increased $393,366 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended June 30, 2024 relative to the corresponding period in 2023.

During the three months ended June 30, 2024, the Partnership experienced net realized and unrealized gains of $6,157,072 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $635,746, administrative expenses of $78,802, custody fees and other expenses of $5,572 and accrued profit share of to the General Partner of $415,562 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $1,637,855, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $6,659,245. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.03%
Energies	(0.84)%
Grains	0.60%
Interest rates	2.60%
Livestock	(0.05)%
Metals	(0.69)%
Softs	0.18%
Stock indices	2.16%

Trading Gain	4.99%

SIX MONTHS ENDED JUNE 30, 2024

The increase in the Partnership’s net assets of $8,864,923 was attributable to net income after profit share of $15,458,389 and contributions of $177,775, which was partially offset by withdrawals of $6,771,241.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the six months ended June 30, 2024 decreased $19,794 and $6,750, respectively, relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Partnership’s net assets during the six months ended June 30, 2024, relative to the corresponding period in 2023.

Trade execution and clearing costs for the six months ended June 30, 2024 increased $25,002 relative to the corresponding period in 2023. The increase was due mainly to an increase in trading volume during the six months ended June 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2024 increased $820,480 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. treasury yields during the six months ended June 30, 2024 relative to the corresponding period in 2023.

During the six months ended June 30, 2024, the Partnership experienced net realized and unrealized gains of $14,148,677 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $1,251,702, administrative expenses of $153,674, custody fees and other expenses of $10,926 and accrued profit share of to the General Partner of $443,492 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $3,169,506, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $15,458,389. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	2.51%
Energies	2.08%
Grains	1.21%
Interest rates	5.84%
Livestock	0.00%
Metals	(1.10)%
Softs	(0.33)%
Stock indices	2.18%

Trading Gain	12.39%

MANAGEMENT DISCUSSION –2024

Three months ended June 30, 2024

The Partnership was profitable during the quarter as gains from trading financial futures, especially in April, grain futures and soft commodity futures outdistanced the losses from trading energy and metal futures. Trading of livestock futures was marginally negative too.

Interest rates were volatile throughout the quarter, which seemed to reflect the variability of economic data. The U.S. ten-year treasury note vacillated in a 4.2% to 4.7% range. When data evidenced moderating inflation, wages, growth and employment, interest rates appeared to decline. On the other hand, as data indicated sticky inflation and wages, and strong growth and labor markets, interest rates appeared to rise. Major global central banks continued to stress that the peak in rates had probably been reached, but that cuts required more certainty about the paths of inflation and growth. During the quarter, the European Central Bank, Bank of Canada, Swiss National Bank, Swedish Riksbank and Danish National Bank each lowered official interest rates by ¼ of a percentage point. Meanwhile, the Federal Reserve (“Fed”) and Bank of England continued to hold off on cutting rates likely due to apparent concern about “sticky” inflation and wages, and analysts seem to suggest that the Reserve Bank of Australia might raise official interest rates in coming months after recent inflation data surprised to the upside. Meanwhile, concerns about government deficits and debt/GDP levels globally continues to cloud the interest rate outlook. On balance, interest rates increased during the quarter and short positions in U.S., German, French and Australian interest rate futures were profitable, especially in April.

Currency markets were also volatile during the quarter, but favorable U.S. interest rate differentials, European political uncertainties, particularly in France and the U.K., and fiscal policy worries around Mexico and Latin America seemed to help underpin the U.S. dollar. Long U.S. dollar positions versus the Japanese yen, Swiss franc, pound sterling, Korean won, South African rand and Canadian dollar were profitable. On the other hand, a long position in the high-yield Mexican peso was unprofitable following the Mexican presidential election. Long U.S. dollar trades against the Norwegian, Swedish, Singaporean and Australian currencies also produced partially offsetting losses during May when the U.S. dollar weakened along with U.S. interest rates.

Equity markets were volatile during the quarter and trading of global equity futures was mixed but profitable. Changing inflation and growth dynamics across countries and regions, uncertainty concerning the outlook for monetary policy among major developed market central banks, and bifurcation of performance and valuations across markets and individual stocks, especially as related to artificial intelligence phenomena, confronted market participants. A modest improvement in the growth outlook for Europe combined with attractive equity market valuations helped lead to profits in long positions in European equity index futures. Trading of U.S., Chinese and Taiwanese stock index futures was also quite profitable. A short Brazilian Bovespa position was also profitable, which seemed to reflect market participants concerns about the government’s commitment to fiscal policy consolidation and, hence, the central bank’s ability to lower official interest rates further. A short vix volatility index futures trade was profitable too. On the other hand, trading of Japanese, Indian and Korean stock index futures registered partially offsetting losses.

Grain prices were volatile during the quarter as difficult weather conditions globally seemed to muddle the supply outlooks in many markets. Early in the quarter, worries about supply disruptions from bad weather in Russia, Brazil and the U.S. likely helped to push up grain prices to their highest levels in nearly half a year and a long soybean position was slightly profitable. During the latter half of the quarter, however, favorable reports about U.S. wheat production seemed to confront news about the production decreases in Russia, Ukraine, and the EU and wheat prices declined. Consequently, short wheat positions were broadly profitable. Short positions in corn futures were also profitable as it appears prices fell once USDA forecasts indicated that U.S. corn inventories could hit a six-year peak by September 2025.

Early in the quarter, a long Arabica coffee futures position was profitable as prices remained elevated seemingly due to concerns over potential rain damage to coffee crops in Brazil. Sugar prices declined in April and May due in part to apparent expectations of robust supply from Brazil, the leading exporter globally. This better supply outlook for Brazil appears to have helped offset concerns about shortages in Asia, particularly in countries like India and Thailand. Consequently, a short sugar futures trade was profitable in April and May, although some price recovery in June reduced the overall quarterly profit. Meanwhile, trading of cotton futures was slightly unprofitable.

Energy prices were volatile throughout the quarter while edging lower on balance. Geopolitical frictions in the Middle East appear to continue to underpin energy prices, while demand-side uncertainties and increasing supply from non Organization of the Petroleum Exporting Countries (“OPEC+”) sources seem to pressure prices lower. Overall, trading of RBOB gasoline, London gas oil, heating oil and WTI crude oil were unprofitable. A short carbon emissions trade was also unprofitable. On the other hand, trading of Brent crude produced a partially offsetting gain.

Silver prices jumped sharply during April and May, rising to their highest levels in 11 years. An expanding solar power industry is helping drive a growth in industrial demand for silver. Safe haven demand for precious metals and expectations of interest rate cuts by major central banks later this year also appear to have helped support the price advance. Consequently, a short silver trade was unprofitable, although the loss was scaled back somewhat when prices eased back in June as growing uncertainty on the outlook for US Federal Reserve interest rate cuts and signs of softening industrial demand, especially from top silver consumer China, likely weighed on metal prices. Elsewhere, short NYMEX copper and London aluminum futures trades were unprofitable as U.S. and U.K. sanctions that ban the trading of new Russian metals supplies, worries about the long-term availability of metals needed for the energy transition, concerns about short-term metal supplies due to several mine closures and emerging signs of improving growth in Europe seemed to push metal prices higher.

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

Period ended June 30, 2023

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2024.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. There have been no sales of unregistered securities of the Partnership during the three months ended June 30, 2024.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2024:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2024	$ (3,501,641)	$ (13,108)	$ (3,514,749)
May 31, 2024	(643,619)	(75,035)	(718,654)
June 30, 2024	(114,353)	-	(114,353)
Total	$ (4,259,613)	$ (88,143)	$ (4,347,756)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended June 30, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2024		(Principal Accounting Officer)