Form 10-Q
period 2024-09-30
NESTOR PARTNERS
filed 2024-11-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   September 30, 2024

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
For the three and nine months ended September 30, 2024 and 2023 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2024 (unaudited) and December 31, 2023
(b) For the three and nine months ended September 30, 2024 and 2023 (unaudited)
(c) For the nine months ended September 30, 2024 and 2023 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $24,423,816 and $24,070,428)	$24,453,346	$24,060,502
Net unrealized appreciation on open futures and forward
currency contracts	802,687	249,754
Due from brokers, net	2,616,343	2,026,514
Cash denominated in foreign currencies (cost $441,521
and $1,314,433)	436,502	1,347,548

Total equity in trading accounts	28,308,878	27,684,318

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $82,003,732 and $85,921,741)	82,156,297	86,016,467

CASH AND CASH EQUIVALENTS	4,254,128	4,710,715

ACCRUED INTEREST RECEIVABLE	692,787	726,811

TOTAL	$115,412,090	$119,138,311

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,373	$36,367
Net unrealized depreciation on open futures and forward
currency contracts	537,392	1,552,260
Accrued management fees	80,703	91,113
Accrued installment selling commissions	60,962	64,526
Accrued trade execution and clearing costs	7,326	9,751
Due to brokers, net	-	83,836
Cash overdraft denominated in foreign currencies (cost $410,295
and $475,760)	415,897	485,526
Accrued expenses	164,614	42,723
Capital withdrawals payable to Limited Partners	1,370,917	57,052
Capital withdrawals payable to General Partner	-	37,513

Total liabilities	2,640,184	2,460,667

PARTNERS' CAPITAL	112,771,906	116,677,644

TOTAL	$115,412,090	$119,138,311

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2024 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(3,370)
Energies	(0.08)	(87,248)
Grains	(0.00)	(1,880)
Interest rates	0.73	820,176
Metals	1.15	1,296,083
Softs	0.07	80,280
Stock indices	0.19	213,266

Total long futures contracts	2.06	2,317,307

Short futures contracts:
Currencies	(0.15)	(169,347)
Energies	(0.01)	(14,361)
Grains	(0.17)	(189,726)
Interest rates	(0.04)	(42,561)
Livestock	(0.02)	(23,300)
Metals	(0.92)	(1,039,134)
Softs	(0.02)	(21,750)
Stock indices	(0.01)	(14,441)

Total short futures contracts	(1.34)	(1,514,620)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.72	802,687
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	0.98	1,105,002
Total short forward currency contracts	(1.46)	(1,642,394)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.48)	(537,392)

TOTAL	0.24%	$265,295

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2024 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,679,000	U.S. Treasury notes, 2.250%, 11/15/2024	31.55%	$35,576,562
36,952,000	U.S. Treasury notes, 2.000%, 02/15/2025	32.46	36,608,462
34,879,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.53	34,424,619

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,427,548)	94.54%	$106,609,643

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2023

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(3,522)
Energies	(0.47)	(549,399)
Interest rates	0.55	646,628
Livestock	(0.00)	(3,510)
Metals	0.47	551,356
Softs	(0.01)	(12,450)
Stock indices	0.13	154,800

Total long futures contracts	0.67	783,903

Short futures contracts:
Currencies	(0.04)	(51,121)
Energies	(0.26)	(308,098)
Grains	0.07	87,255
Interest rates	(0.88)	(1,021,629)
Livestock	0.00	1,450
Metals	(0.49)	(577,331)
Softs	0.14	165,722
Stock indices	0.08	92,817

Total short futures contracts	(1.38)	(1,610,935)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	(0.71)	(827,032)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.21	2,583,524
Total short forward currency contracts	(2.62)	(3,058,998)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.41)	(475,474)

TOTAL	(1.12)%	$(1,302,506)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2023

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$28,053,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.97%	$27,964,239
28,925,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.55	28,644,224
25,953,000	U.S. Treasury notes, 2.375%, 08/15/2024	21.88	25,529,743
28,579,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.95	27,938,763

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,992,169)	94.35%	$110,076,969

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest income, net	$1,525,675	$1,477,088

EXPENSES:
Brokerage and management fees:
Management fees	260,511	301,983
Installment selling commissions	182,819	214,614
Trade execution and clearing costs	122,138	125,522
Total brokerage and management fees	565,468	642,119

Administrative expenses	75,768	77,441
Custody fees and other expenses	6,922	5,573

Total expenses	648,158	725,133

NET INVESTMENT INCOME	877,517	751,955

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(9,013,213)	10,718,021
Foreign exchange transactions	(13,655)	(122,345)
Net change in unrealized:
Futures and forward currency contracts	(2,216,094)	2,584,697
Foreign exchange translation	8,543	50,335
Net gains (losses) from U.S. Treasury notes:
Realized	4,811	(14,457)
Net change in unrealized	234,891	130,278

Total net realized and unrealized gains (losses)	(10,994,717)	13,346,529

NET INCOME (LOSS)	(10,117,200)	14,098,484
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(385,367)	526,667
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(9,731,833)	$13,571,817

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
INVESTMENT INCOME:
Interest income, net	$4,695,181	$3,826,114

EXPENSES:
Brokerage and management fees:
Management fees	818,324	879,590
Installment selling commissions	597,811	636,356
Trade execution and clearing costs	401,035	379,417
Total brokerage and management fees	1,817,170	1,895,363

Administrative expenses	229,442	233,133
Custody fees and other expenses	17,848	16,537

Total expenses	2,064,460	2,145,033

NET INVESTMENT INCOME	2,630,721	1,681,081

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	1,620,160	5,845,258
Foreign exchange transactions	(92,751)	(205,624)
Net change in unrealized:
Futures and forward currency contracts	1,567,801	(578,552)
Foreign exchange translation	(33,970)	80,823
Net gains (losses) from U.S. Treasury notes:
Realized	(4,575)	(54,253)
Net change in unrealized	97,295	409,566

Total net realized and unrealized gains	3,153,960	5,497,218

NET INCOME	5,784,681	7,178,299
LESS PROFIT SHARE TO GENERAL PARTNER	58,125	526,667
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$5,726,556	$6,651,632

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the nine months ended September 30, 2024:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2024	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644
Contributions	-	144,494	58,125	-	202,619
Withdrawals	(8,514,899)	(1,320,014)	-	-	(9,834,913)
Reclass (1)	(610,927)	610,927	-	-
Net income (loss)	2,163,720	3,504,781	(5,289)	121,469	5,784,681
General Partner's allocation:
New Profit-Accrued	(58,125)	-	-	-	(58,125)
PARTNERS' CAPITAL-
September 30, 2024	$43,955,216	$66,540,499	$52,836	$2,223,355	$112,771,906

(1) Partner transfer from LP to SLP on August 1, 2024

For the nine months ended September 30, 2023:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2023	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073
Contributions	-	82,004	-	-	82,004
Withdrawals	(2,173,578)	(514,489)	-	-	(2,688,067)
Net income	2,526,743	4,498,558	-	152,998	7,178,299
General Partner's allocation:
New Profit-Accrued	(526,667)	-	-	-	(526,667)
PARTNERS' CAPITAL-
September 30, 2023	$61,439,223	$72,294,024	$-	$2,358,395	$136,091,642

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended September 30, 2024 and 2023	Limited Partners		Special Limited Partners
	2024	2023	2024	2023

Ratios to average capital:
Net investment income (a)	1.29%	0.74%	4.23%	3.58%

Total expenses (a)	3.98%	3.82%	1.02%	0.96%
Profit share allocation (b) (c)	(0.80)%	0.90%	(0.01)%	0.00%
Total expenses and profit share allocation	3.18%	4.72%	1.01%	0.96%

Total return before profit share allocation (b)	(8.53)%	11.00%	(7.74)%	11.83%
Less: profit share allocation (b) (c)	(0.80)%	0.90%	(0.01)%	0.00%
Total return after profit share allocation	(7.73)%	10.10%	(7.73)%	11.83%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the nine months ended September 30, 2024 and 2023	Limited Partners		Special Limited Partners
	2024	2023	2024	2023

Ratios to average capital:
Net investment income (a)	1.14%	0.26%	4.05%	3.08%

Total expenses (a)	3.96%	3.82%	1.02%	0.99%
Profit share allocation (b) (c)	0.11%	0.92%	(0.01)%	0.00%
Total expenses and profit share allocation	4.07%	4.74%	1.01%	0.99%

Total return before profit share allocation (b)	3.34%	4.49%	5.54%	6.69%
Less: profit share allocation (b) (c)	0.11%	0.92%	(0.01)%	0.00%
Total return after profit share allocation	3.23%	3.57%	5.55%	6.69%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2024 (unaudited) and December 31, 2023 (audited) and the results of its operations for the three and nine months ended September 30, 2024 and 2023 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of December 31, 2023.

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

The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2024 and December 31, 2023 in valuing the Partnership’s investments at fair value. During the three and nine months ended September 30, 2024 and December 31, 2023, respectively, the Partnership held no assets or liabilities in Level 3. At September 30, 2024 and December 31, 2023, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,609,643	$-	$106,609,643
Short-Term Money Market Fund*	4,004,128	-	4,004,128
Exchange-Traded Futures Contracts
Currencies	(172,717)	-	(172,717)
Energies	(101,609)	-	(101,609)
Grains	(191,606)	-	(191,606)
Interest rates	777,615	-	777,615
Livestock	(23,300)	-	(23,300)
Metals	256,949	-	256,949
Softs	58,530	-	58,530
Stock indices	198,825	-	198,825

Total exchange-traded futures contracts	802,687	-	802,687

Over-the-Counter Forward Currency Contracts	-	(537,392)	(537,392)

Total futures and forward currency contracts (2)	802,687	(537,392)	265,295

Total financial assets and liabilities at fair value	$111,416,458	$(537,392)	$110,879,066

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,453,346
Investments in U.S. Treasury notes			82,156,297
Total investments in U.S. Treasury notes			$106,609,643

(2)
Net unrealized appreciation on open futures and forward currency contracts			$802,687
Net unrealized depreciation on open futures and forward currency contracts			(537,392)
Total net unrealized appreciation on open futures and forward currency contracts			$265,295

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$110,076,969	$-	$110,076,969
Short-Term Money Market Fund*	4,460,715	-	4,460,715
Exchange-Traded Futures Contracts
Currencies	(54,643)	-	(54,643)
Energies	(857,497)	-	(857,497)
Grains	87,255	-	87,255
Interest rates	(375,001)	-	(375,001)
Livestock	(2,060)	-	(2,060)
Metals	(25,975)	-	(25,975)
Softs	153,272	-	153,272
Stock indices	247,617	-	247,617

Total exchange-traded futures contracts	(827,032)	-	(827,032)

Over-the-Counter Forward Currency Contracts	-	(475,474)	(475,474)

Total futures and forward currency contracts (2)	(827,032)	(475,474)	(1,302,506)

Total financial assets and liabilities at fair value	$113,710,652	$(475,474)	$113,235,178

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,060,502
Investments in U.S. Treasury notes			86,016,467
Total investments in U.S. Treasury notes			$110,076,969

(2)
Net unrealized appreciation on open futures and forward currency contracts			$249,754
Net unrealized depreciation on open futures and forward currency contracts			(1,552,260)
Total net unrealized depreciation on open futures and forward currency contracts			$(1,302,506)

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2024, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2024 and December 31, 2023. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$6,115	$(9,485)	$35,645	$(204,992)	$(172,717)
Energies	21,321	(108,569)	3,777	(18,138)	(101,609)
Grains	320	(2,200)	12,113	(201,839)	(191,606)
Interest rates	1,177,354	(357,178)	8,209	(50,770)	777,615
Livestock	-	-	1,170	(24,470)	(23,300)
Metals	1,325,178	(29,095)	29,695	(1,068,829)	256,949
Softs	83,220	(2,940)	170	(21,920)	58,530
Stock indices	432,112	(218,846)	54,500	(68,941)	198,825
Total futures contracts	3,045,620	(728,313)	145,279	(1,659,899)	802,687

Forward currency contracts	1,360,328	(255,326)	333,453	(1,975,847)	(537,392)

Total futures and
forward currency contracts	$4,405,948	$(983,639)	$478,732	$(3,635,746)	$265,295

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$7,834	$(11,356)	$3,423	$(54,544)	$(54,643)
Energies	-	(549,399)	70,388	(378,486)	(857,497)
Grains	-	-	166,943	(79,688)	87,255
Interest rates	721,545	(74,917)	88,076	(1,109,705)	(375,001)
Livestock	-	(3,510)	1,450	-	(2,060)
Metals	619,825	(68,469)	65,724	(643,055)	(25,975)
Softs	-	(12,450)	171,791	(6,069)	153,272
Stock indices	211,891	(57,091)	108,751	(15,934)	247,617
Total futures contracts	1,561,095	(777,192)	676,546	(2,287,481)	(827,032)

Forward currency contracts	2,695,102	(111,578)	114,778	(3,173,776)	(475,474)

Total futures and
forward currency contracts	$4,256,197	$(888,770)	$791,324	$(5,461,257)	$(1,302,506)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2024 and 2023 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2024 and 2023

Sector	Three months ended: September 30, 2024	Three months ended: September 30, 2023	Nine months ended: September 30, 2024	Nine months ended: September 30, 2023

Futures contracts:
Currencies	$(1,055,823)	$75,591	$(218,279)	$497,096
Energies	(4,279,358)	6,326,793	(1,944,777)	(466,911)
Grains	(456,841)	396,144	956,877	154,827
Interest rates	(3,299,767)	6,668,283	3,740,586	2,581,644
Livestock	(49,510)	(3,830)	(121,630)	53,270
Metals	683,740	1,016,764	(745,133)	1,095,821
Softs	119,562	(50,992)	(352,244)	49,683
Stock indices	912,116	(927,486)	3,569,091	539,767

Total futures contracts	(7,425,881)	13,501,267	4,884,491	4,505,197

Forward currency contracts	(3,803,426)	(198,549)	(1,696,530)	761,509

Total futures and
forward currency contracts	$(11,229,307)	$13,302,718	$3,187,961	$5,266,706

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2024 and 2023 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2024 and 2023 was approximately $123,000,000 and $125,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2024 and 2023

	2024		2023
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$1,860,534	$19,164,543	$1,993,790	$8,174,783
Energies	15,786,163	4,022,646	23,453,813	1,887,483
Grains	1,126,799	8,364,489	4,104,992	4,961,676
Interest rates	57,119,095	140,402,296	14,096,732	212,399,857
Livestock	137,493	607,088	673,668	156,445
Metals	7,043,312	5,416,699	1,046,327	9,957,544
Softs	1,368,695	1,244,479	986,358	2,380,869
Stock indices	44,210,143	19,022,635	34,819,570	31,531,017

Total futures contracts	128,652,234	198,244,875	81,175,250	271,449,674

Forward currency contracts	23,289,979	78,344,836	36,131,499	41,311,567

Total futures and
forward currency contracts	$151,942,213	$276,589,711	$117,306,749	$312,761,241

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2024 and December 31, 2023.

Offsetting derivative assets and liabilities at September 30, 2024

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$357,371	$(236,934)	$120,437
Counterparty J	772,441	(175,587)	596,854
Counterparty L	2,061,087	(1,975,691)	85,396

Total assets	$3,190,899	$(2,388,212)	$802,687

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$720,197	$(529,438)	$190,759
Counterparty K	1,510,976	(1,164,343)	346,633

Total liabilities	$2,231,173	$(1,693,781)	$537,392

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$120,437	$-	$(120,437)	$-
Counterparty J	596,854	-	(596,854)	-
Counterparty L	85,396	-	(85,396)	-

Total	$802,687	$-	$(802,687)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty G	$190,759	$-	$(190,759)	$-
Counterparty K	$346,633	$-	$(346,633)	$-

Total	$537,392	$-	$(537,392)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2024.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $12,448,376 and $13,131,141 at September 30, 2024 and December 31, 2023, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2024 and 2023. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2024	2023
Profit share earned	$885	$-
Reversal of profit share accrued (1)	(386,252)	-
Profit share accrued	-	526,667
Total profit share	$(385,367)	$526,667

	Nine months ended:
	September 30,	September 30,
	2024	2023
Profit share earned	$58,125	$-
Profit share accrued	-	526,667
Total profit share	$58,125	$526,667

(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2024 and December 31, 2023, $0 was owed to the General Partner.

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2024 to November 13, 2024, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three and nine months ended September 30, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2024

Month Ended:		Total Partners' Capital

September 30, 2024		$112,771,906
June 30, 2024		125,542,567
December 31, 2023		116,677,644

	Three months ended	Nine months ended
Change in Partners' Capital	$(12,770,661)	$(3,905,738)
Percent Change	(10.17)%	(3.35)%

THREE MONTHS ENDED SEPTEMBER 30, 2024

The decrease in the Partnership’s net assets of $12,770,661 was attributable to net loss after profit share of $9,731,833 and withdrawals of $3,063,672, which was partially offset by contributions of $24,844.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended September 30, 2024 decreased $41,472 and $31,795, respectively, relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Partnership’s net assets during the three months ended September 30, 2024, relative to the corresponding period in 2023.

Trade execution and clearing costs for the three months ended September 30, 2024 decreased $3,384 relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Partnership’s net assets during the three months ended September 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2024 increased $48,587 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. treasury yields during the three months ended September 30, 2024 relative to the corresponding period in 2023.

During the three months ended September 30, 2024, the Partnership experienced net realized and unrealized losses of $10,994,717 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $565,468, administrative expenses of $75,768, custody fees and other expenses of $6,922 were incurred. Interest income of $1,525,675 and profit share from the General Partner of $385,367 partially offset the Partnership expenses resulting in net loss after profit share to the General Partner of $9,731,833. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(3.91)%
Energies	(3.49)%
Grains	(0.37)%
Interest rates	(2.60)%
Livestock	(0.02)%
Metals	0.63%
Softs	0.12%
Stock indices	0.76%

Trading Loss	(8.88)%

NINE MONTHS ENDED SEPTEMBER 30, 2024

The decrease in the Partnership’s net assets of $3,905,738 was attributable to withdrawals of $9,834,913, which was partially offset by net income after profit share of $5,726,556 and contributions of $202,619.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the nine months ended September 30, 2024 decreased $61,266 and $38,545, respectively, relative to the corresponding period in 2023. The decrease was due mainly to a decrease in the Partnership’s net assets during the nine months ended September 30, 2024, relative to the corresponding period in 2023.

Trade execution and clearing costs for the nine months ended September 30, 2024 increased $21,618 relative to the corresponding period in 2023. The increase was due mainly to an increase in trading volume during the nine months ended September 30, 2024 relative to the corresponding period in 2023.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2024 increased $869,067 relative to the corresponding period in 2023. This increase was due predominantly to an increase in short-term U.S. treasury yields during the nine months ended September 30, 2024 relative to the corresponding period in 2023.

During the nine months ended September 30, 2024, the Partnership experienced net realized and unrealized gains of $3,153,960 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $1,817,170, administrative expenses of $229,442, custody fees and other expenses of $17,848 and profit share to the General Partner of $58,125 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $4,695,181, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $5,726,556. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(1.57)%
Energies	(1.60)%
Grains	0.73%
Interest rates	2.98%
Livestock	(0.13)%
Metals	(0.58)%
Softs	(0.32)%
Stock indices	2.84%

Trading Gain	2.35%

MANAGEMENT DISCUSSION –2024

Three months ended September 30, 2024

The Partnership was unprofitable during the quarter as losses from trading energy and interest rate futures and currency forwards far outpaced paced small gains from trading non-energy futures and stock index futures.

Global market interest rates fell and yield curves steepened during the quarter as market participants reacted to actual and anticipated reductions in official interest rates among major developed market central banks in response to, among other things, moderating inflation, growth and employment statistics. For example, the policy-sensitive U.S. two-year Treasury note fell from 4.77% at the start of July to about 3.5% in September. Consequently, short positions in U.S., German, French and British note and bond futures were unprofitable, especially during July. Meanwhile, long positions in U.S. and European short-term interest rate futures generated partially offsetting profits. Trading of the Japanese government bond future and a long position in the Italian 10-year bond were also somewhat profitable.

Declining interest rates seemingly weighed on the U.S. dollar and long dollar trades against the Japanese yen, euro, Swiss franc, Brazilian real, pound sterling and Australian, Canadian and New Zealand dollars were unprofitable. A long position in the high-yield Mexican peso was also unprofitable partly resulting from political turbulence and weakening growth in Mexico.

Energy prices fell during the quarter. For example, Brent crude oil, after reaching $87.50/barrel in early July, dropped below $70/barrel in early September before closing the quarter at about $71/barrel. Deflation in China, sluggish growth in Europe, and moderating growth in the U.S., particularly in the manufacturing sectors, seemed to weigh on energy demand. The continued transition toward EV’s, although slowing somewhat recently, also may have dented demand. At the same time, non-Organization of the Petroleum Exporting Countries (“OPEC+”) supplies continued to grow and OPEC+ struggled to maintain production and export constraints on all its members. In fact, late in the quarter, top producer and exporter Saudi Arabia indicated that it was dropping its unofficial price target and readying to increase production and seek a greater market share. Even broad easing of monetary policies globally and surprise monetary and fiscal policy support measures from China appear to have failed to give energy prices much support. As a result, long Brent and WTI crude oil positions and trading of RBOB gasoline, London gas oil and TTF natural gas futures were unprofitable.

Declining interest rates and optimism around artificial intelligence helped to underpin equities during the quarter, while concerns about high valuations, softening U.S. growth, stagnation in Europe, deflation in China and wars in the Middle East and Europe aided in restraining the price gains. Late in the quarter, surprise monetary and fiscal policy support measures from China that were intended to stimulate economic activity, boost financial markets and stabilize property markets, together with indications that OPEC+ soon would boost production significantly, provided some additional support to equities. Results were mixed but positive overall for the quarter. Short positions in Chinese equity futures were profitable early in the period amidst a continuing grim economic outlook, but then long positions in these same futures were profitable late in September after the surprise stimulus moves by Chinese authorities. Long positions in Taiwanese, Korean, Spanish, Italian and Brazilian index futures, trading of British and U.S. NASDAQ and S&P futures and a short emerging markets index futures trade were also profitable. On the other hand, short volatility, South African and EURO STOXX equity index futures positions and trading of U.S. Russell and mid-cap equity index futures posted partially offsetting losses.

Within non-energy commodities, early in the quarter short silver and platinum positions were profitable as prices declined amid a negative industrial outlook and persistent demand concerns in top consumer China. Furthermore, the increasing share of new energy vehicles in major global auto markets contributed to a decreased demand for platinum in catalytic converters for internal combustion engines, also pressuring prices. Subsequently, actual and anticipated interest rate declines, especially after the Federal Reserves’ larger than anticipated 50 basis point reduction in the Federal funds rate, together with China’s unexpected monetary and fiscal stimulus measures, helped boost metal prices broadly. A surge in Indian gold imports following a tax reduction added to demand for this precious metal. Consequently, long gold and platinum positions were profitable. Adverse weather conditions in Brazil and Vietnam and rising shipping costs have assisted in pushing global coffee prices to record highs, producing profits on long Arabica coffee positions. Meanwhile, Grain prices, which have been falling for much of the past year, rebounded in September driven partly by supply risks, including uncertainty around Brazilian planting conditions, disappointing crop outlooks in Europe and Australia, and concerns over poor harvests in the U.S. Plains resulting from dry conditions and in the Black Sea region due to geopolitical difficulties. Hence, short positions in soybeans, soybean oil and soybean meal were unprofitable for the quarter.

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

During the three months ended September 30, 2023, the Partnership experienced net realized and unrealized gains of $13,346,529 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $642,119, administrative expenses of $77,441, custody fees and other expenses of $5,573 and accrued profit share to the General Partner of $526,667 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $1,477,088, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $13,571,817. An analysis of the trading gain (loss) by sector is as follows:

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

During the nine months ended September 30, 2023, the Partnership experienced net realized and unrealized gains of $5,497,218 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $1,895,363, administrative expenses of $233,133, custody fees and other expenses of $16,537 and accrued profit share to the General Partner of $526,667 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $3,826,114, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $6,651,632. An analysis of the trading gain (loss) by sector is as follows:

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2024.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. There have been no sales of unregistered securities of the Partnership during the three months ended September 30, 2024.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2024:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2024	$ -	$ (20,941)	$ (20,941)
August 31, 2024	(1,623,670)	(48,144)	(1,671,814)
September 30, 2024	(975,957)	(394,960)	(1,370,917)
Total	$ (2,599,627)	$ (464,045)	$ (3,063,672)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended September 30, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

By:	Millburn Ridgefield Corporation,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 13, 2024		(Principal Accounting Officer)