Form 10-K
period 2024-12-31
NESTOR PARTNERS
filed 2025-03-31
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2024

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2024 and 2023 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2024, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

Item 1.    Business

(a)    General development of business

Nestor Partners (the “Partnership”) is a limited partnership organized December 13, 1976 under the New Jersey Uniform Limited Partnership Act. The general partner of the Partnership is Millburn Ridgefield LLC, a Delaware limited liability company operating in New York, New York (the “General Partner”).

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

 The General Partner was organized in May 1982 to manage discretionary accounts in futures and forward markets.  It and its principals have been trading in the futures and forwards markets pursuant to systematic quantitative, trading and risk management methods since 1971.  The General Partner has been registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator (“CPO”) since July 1, 1982, as a commodity trading advisor (“CTA”) since September 13, 1984 and has been a member of the National Futures Association (the “NFA”) since July 1, 1982.   The General Partner has been an approved swaps firm with the NFA since December 26, 2012. The Millburn Corporation, a former affiliate of the General Partner that, prior to January 1, 2019, performed research, trading, technology, operations, marketing, accounting, tax, legal, compliance, human resources, and other administrative functions for the Partnership and other commodity pools and investment partnerships managed by the General Partner, merged with and into the General Partner on December 31, 2018, and the General Partner now performs the functions formerly performed by The Millburn Corporation. Until January 30, 2025, the General Partner operated as a Delaware corporation under the name “Millburn Ridgefield Corporation”. Effective as of January 30, 2025, the General Partner converted to a Delaware limited liability company named “Millburn Ridgefield LLC”. All references to the General Partner herein refer to “Millburn Ridgefield Corporation” prior to January 30, 2025, as applicable.

As of December 31, 2024 the aggregate net asset value of the Partnership was $114,588,861. The value at December 31, 2024 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $63,870.41, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2024.

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

Over approximately 54 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

(b)    Holders

As of December 31, 2024, there were 277 holders of Interests.

(c)    Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2024 and December 31, 2024, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing special limited partners making additional investments.

	Number of
	Interests Sold to	Dollar Amount
	Special Limited	of such
Month	Partners	Interests Sold
October 1, 2024	1	$2,373
November 1, 2024	1	$2,286
December 1, 2024	1	$16,183

Total	3	$20,842

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

 The following table summarizes limited partner and special limited partner withdrawals during the fourth calendar quarter of 2024.

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2024	$1,002,760	$657,911
November 30, 2024	$987,365	$7,794
December 31, 2024	$82,465	$753,340

Total	$2,072,590	$1,419,045

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2024

During 2024, the Partnership achieved net realized and unrealized gains of $8,017,797 from its trading operations (including foreign exchange transactions and translations). Total brokerage and management fees of $2,343,383, administrative expenses of $300,517 and custody fees and other expenses of $22,921 were paid or accrued. The Partnership paid a profit share to the General Partner of $139,030. Interest income of $6,058,055 offset the Partnership’s expenses resulting in a net income after profit share to the General Partner of $11,270,001.

An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.00%
Energies	(3.03)%
Grains	1.24%
Interest rates	2.21%
Livestock	(0.16)%
Metals	(0.83)%
Softs	(0.06)%
Stock indices	4.55%

Total	6.92%

The Partnership was profitable due to gains from trading equity index futures, interest rate futures and currency forwards. Meanwhile, trading of commodity futures produced a partially offsetting loss as negative results from trading energy and metal futures exceeded a profit from trading agricultural and soft commodities futures.

U.S. equities during the year were positively impacted amid declining interest rates, growth, optimism around artificial intelligence and the presidential election. Meanwhile, concerns about high valuations, stagnation in Europe, deflation in China and wars in the Middle East and Europe impacted stock price gains globally. Late in the year, monetary and fiscal policy support measures from China intended to stimulate economic activity, boost financial markets and stabilize property markets seemingly provided support to equities. Overall, trading of equity futures was profitable. Fiscal policy and inflation worries weighed on Brazilian equity markets and a short Bovespa trade was profitable. Long positions in Japanese and Taiwanese equity futures and trading of Chinese futures were also profitable. Trading of European stock index futures and the EAFE index also posted gains. Trading of U.S. equity futures was mixed but slightly profitable overall. Meanwhile, trading of Korean, Indian, Australian and South African stock index futures registered modest losses.

Interest rates were volatile during 2024. They rose from January through April as developed market central banks, led by the Federal Reserve, pushed back against market expectations of official interest rate cuts. Concerns about “sticky” inflation, strong wage data and solid labor markets helped support this higher-for-longer interest rate narrative. From May to mid-September, global interest rates fell sharply, and yield curves steepened. Market participant responses to actual and anticipated reductions in official interest rates among major developed market central banks possibly impacted moderating inflation, growth and employment statistics. However, this decrease was followed by an interest rate resurgence amid solid employment and growth data in the U.S., worries about fiscal deficits in the U.S. and Europe and anticipated Trump Administration fiscal, trade and immigration policy choices. Overall, short positions in U.S., German and Australian interest rate futures were profitable, notably during the January-April period. Conversely, trading of Canadian, French, Italian and short-term U.K. interest rate futures posted partially offsetting losses, particularly during the summer when interest rates decreased.

Relative strength in U.S. growth, equity markets and interest rate differentials seemingly supported the U.S. dollar during the year, although growth worries during the summer likely impacted the U.S. currency temporarily. Numerous factors possibly contributed to the U.S. dollar during the year, including European political uncertainties, particularly in France, Germany and the U.K.; expanding geopolitical turmoil in the Middle East and in Ukraine; domestic political turmoil in Japan and South Korea; China’s struggle to overcome deflationary pressures and fiscal policy worries around Mexico and Latin America. Long U.S. dollar positions versus the Japanese yen, Australian dollar, Canadian dollar, New Zealand dollar, Norwegian krone, euro, Korean won and Chilean peso were profitable. On the other hand, a short U.S. dollar trade against the high yield Mexico peso and trading the U.S. dollar against the currencies of Singapore, Brazil and the U.K. produced partially offsetting losses.

Energy prices rose early in the year amid escalating Middle East tensions and fears of supply disruptions. The continuation of production cuts by OPEC+, along with Ukrainian attacks on Russian oil refineries, seemingly contributed to supply worries. On the demand side, stronger-than-expected U.S. economic data and fresh stimulus in China seemed to increase the outlook in two of the world’s largest oil consumers. From early April to mid-September energy prices decreased. Deflation in China, sluggish growth in Europe, and moderating growth in the U.S., particularly in the manufacturing sectors, appeared to weigh on energy demand. The continuing transition toward EVs also possibly impacted demand. Concurrently, non-OPEC supplies continued to grow, and OPEC+ struggled to maintain production and export constraints on all of its members. Broad-based easing of global monetary policies appeared unable to support energy prices. Thereafter, prices were volatile and generally rangebound. In this environment, long crude oil positions and trading of crude oil products were broadly unprofitable. Short U.S. natural gas positions were also unprofitable, especially late in the year when prices rose as demand from Europe and Asia was unexpectedly strong due in part to disruptions of natural gas flows to Eastern Europe from Russia. Conversely, a short carbon emissions trade was profitable as rising costs for alternative energy strategies and the recent slowdown in the EV market seemingly weighed on prices for emission credits.

Base metal prices were volatile during 2024 amid changes to interest rates, the U.S. dollar, and growth expectations (particularly in China). Trading copper and zinc was unprofitable. Short aluminum trades were also unprofitable as U.S. and U.K. bans on the trading of new Russian metals supplies, several mine closures and rising freight costs and logistics problems appeared to push prices higher. Short silver trades were unprofitable early in the year amid expectations of impending interest rate cuts by developed market central banks and rising demand from the solar power industry. On the other hand, long gold positions were profitable as prices reached new highs near $2800/ounce in October possibly reflecting broad-based demand from central banks, high-net-worth investors, retail investors and traditional Asian buyers. Geopolitical uncertainties, worries about government debt levels and declining interest rates may have helped encourage buyers.

Although grain prices were quite volatile during 2024 due in part to weather conditions, excess grain supplies from South America, Russia, Ukraine and the U.S. contributed to decreased prices overall. Amid these factors, short wheat, soybean and corn trades were profitable. Conversely, trading of soybean meal, livestock and soft commodity futures was marginally unprofitable.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2024 and 2023, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2024, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting for the year ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(a)None.

(b)During the year ended December 31, 2024, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

 Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a, b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner.

The General Partner is a Delaware limited liability company operating in New York, New York, organized in May 1982 to manage discretionary accounts primarily in futures, forward and spot markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971. The General Partner converted from a Delaware corporation to a Delaware limited liability company on January 30, 2025.

The principals and senior officers of the General Partner as of December 31, 2024 are as follows:

Harvey Beker, age 71. Mr. Beker is Chairman of the General Partner, and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General

Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of Millburn Asia, LLC and Millburn International, LLC (collectively, “Millburn International Group”) and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 66. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation, effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest, effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 55. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014. Mr. Carter’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Steven M. Felsenthal, age 55. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M. degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and frequently speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of NFA’s Compliance and Risk Committee (since May 2014), a member of MFA’s CTA, CPO and Futures Committee, serving as a Chair (since April 2018) and Vice Chair (February 2017 to April 2018), a member of the Steering Committee of MFA’s Chief Compliance Officer Forum (June 2014 to December 2015; and July 2024 to present), former Chairman of MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. He also became registered as an Associate Person of Millburn Ridgefield LLC effective September 5, 2024. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 77. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 67. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and most recently thereafter served as Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E.F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 73. Mr. Smith is Co-Chief Executive Officer and Co-Chief Investment Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 and as the Director of Research of both such entities until May 31, 2016. He has since served as the Co-Chief Executive Officer and Chief Investment Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective December 19, 1991, April 15, 2009, and March 8, 2013, respectively. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 48. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner. Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner. Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Michael Soss, age 50. Dr. Soss is Chief Investment Officer of the General Partner and serves as a member of the General Partner’s Investment Committee. Dr. Soss joined the General Partner in January 2022 and is responsible for management of the firm’s systematic research and development functions, including system design, modeling, data management and trade execution. Prior to joining the General Partner, Dr. Soss was employed by Point72 Asset Management, a global asset management firm, from March 2015 to January 2021, in leadership roles spanning risk and trading research, and most recently headed the firm’s Fusion group, a quant trading division focused on internal alpha capture. From September 2013 to March 2015 Dr. Soss was an executive director at J.P. Morgan. Dr. Soss’ other experience includes SECOR Asset Management from April 2012 to September 2013, and Goldman Sachs from August 2003 to March 2012. Dr. Soss received an AB in mathematics from Harvard University in 1996, and MSc and PhD degrees in computer science from McGill University in Montreal, Canada, in 1998 and 2001, respectively. Dr. Soss became listed as a Principal of the General Partner, effective September 30, 2024. Dr. Soss also became registered as an Associated Person and a Swap Associated Person of Millburn Ridgefield LLC effective May 15, 2023, and May 30, 2023, respectively.

 None of the individuals listed above currently serves as a director of a public company.

(c)     Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

(e)    Business Experience

See Item 10 (a, b) above.

(f)    Involvement in Certain Legal Proceedings

None.

(g)    Code of Ethics

The Partnership has no employees, officers or directors and is managed by the General Partner.  The General Partner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield LLC, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

(h)    Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, the Partnership has no audit committee. The Partnership is managed by the General Partner. Gregg Buckbinder serves as the General Partner’s “audit committee financial expert.” Mr. Buckbinder is not independent of the management of the General Partner. The General Partner is a privately owned limited liability company managed by its sole member. It has no independent directors.

(i)    Insider Trading Policy

The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted an Insider Trading Policy that applies to its principal executive officers, principal financial officer and principal accounting officer, as well as all employees of the General Partner. A copy of this Insider Trading Policy may be obtained at no charge by written request to Millburn Ridgefield LLC, 55 West 46th Street, 31st Floor, New York, New York 10036 or by calling 212-332-7300 (ask for Client Services).

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

(b)    Security Ownership of Management

 The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2024, the General Partner’s interest was valued at $2,143,675, which constituted 1.87% of the Partnership’s capital.

As of December 31, 2024, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly 1	% Directly	% Indirectly

Harvey Beker	$472,600	$14,254,170	0.42%	12.68%

Gregg Buckbinder	$300,429	$728,443	0.27%	0.65%

Steven M. Felsenthal	$0	$256,004	0.00%	0.22%

Mark Fitzsimmons	$0	$4,157,064	0.00%	3.70%

Barry Goodman	$89,291	$4,110,690	0.08%	3.66%

Grant Smith	$6,053,512	$3,189,737	5.38%	2.84%

Ilon Wu	$0	$94,180	0.00%	0.08%

Directors and executive officers of the General Partner as a group	$6,915,832	$26,790,288	6.15%	23.83%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  The Partnership paid $2,343,383 in brokerage and management fees to the General Partner and allocated $139,030 in profit share to the General Partner for the year ended December 31, 2024. The General Partner’s capital interest was allocated a net income of $239,362 for the year ended December 31, 2024. The Partnership paid $2,537,009 in brokerage and management fees to the General Partner and allocated $41,691 in profit share to the General Partner for the year ended December 31, 2023. The General Partner’s capital interest was allocated a net loss of $107,689 for the year ended December 31, 2023. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership.  The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets. The Partnership incurred administrative expenses of $300,517 during the year ended December 31, 2024. The Partnership incurred administrative expenses of $314,520 during the year ended December 31, 2023. The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets.  The Partnership is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2024 and 2023 were approximately $142,000 and $115,000, respectively.

(2)           Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2024 and 2023.

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2024 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2025.

NESTOR PARTNERS

By:	Millburn Ridgefield LLC,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2025
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2025
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2025
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2025
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2025
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2025
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2024 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Exhibit 13.1

Nestor Partners

(A New Jersey Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2024 and 2023, and Report of Independent Registered
Public Accounting Firm

.

NESTOR PARTNERS

TABLE OF CONTENTS

Page(s)

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023 AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023:

Statements of Financial Condition	2

Condensed Schedules of Investments	3–6

Statements of Operations	7

Statements of Changes in Partners’ Capital	8

Statements of Financial Highlights	9

Notes to Financial Statements	10–26

AFFIRMATION OF MILLBURN RIDGEFIELD CORPORATION

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the statements of financial condition, including the condensed schedules of investments, of Nestor Partners as of December 31, 2024 and 2023, and the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2024, are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield Corporation
General Partner of Nestor Partners

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Nestor Partners:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Nestor Partners (the “Partnership”), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and results of its operations, changes in its partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

March 21, 2025

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

NESTOR PARTNERS

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes −− at fair value
(amortized cost $21,132,300 and $24,070,428)	$21,155,457	$24,060,502
Net unrealized appreciation on open futures and forward
currency contracts	862,180	249,754
Due from brokers	3,224,562	2,026,514
Cash denominated in foreign currencies (cost $369,306
and $1,314,433)	344,936	1,347,548

Total equity in trading accounts	25,587,135	27,684,318

INVESTMENTS IN U.S. TREASURY NOTES −− at fair value
(amortized cost $84,017,183 and $85,921,741)	84,096,306	86,016,467

CASH AND CASH EQUIVALENTS	5,702,804	4,710,715

ACCRUED INTEREST RECEIVABLE	667,071	726,811

TOTAL	$116,053,316	$119,138,311

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$56,857	$36,367
Net unrealized depreciation on open futures and forward
currency contracts	14,702	1,552,260
Accrued management fees	78,666	91,113
Accrued installment selling commissions	60,511	64,526
Accrued trading costs	10,010	9,751
Due to brokers	-	83,836
Cash overdrafts denominated in foreign currencies (cost $0
and $475,760)	-	485,526
Accrued expenses	71,197	42,723
Capital withdrawals payable to limited partners	835,909	57,052
Capital withdrawal payable to General Partner	336,603	37,513

Total liabilities	1,464,455	2,460,667

PARTNERS' CAPITAL	114,588,861	116,677,644

TOTAL	$116,053,316	$119,138,311

See notes to financial statements

.

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(30,910)
Energies	0.51	578,925
Interest rates	(0.11)	(122,025)
Livestock	0.00	640
Metals	(0.52)	(598,495)
Softs	0.03	37,588
Stock indices	(0.27)	(315,087)

Total long futures contracts	(0.39)	(449,364)

Short futures contracts:
Currencies	0.12	134,284
Energies	(0.07)	(75,482)
Grains	(0.09)	(102,126)
Interest rates:
5 Year U.S. Treasury Note (235 contracts, settlement date March 2025)	0.02	25,641
Other	(0.03)	(34,926)

Total interest rates	(0.01)	(9,285)

Metals	0.34	387,826
Softs	0.05	58,994
Stock indices	0.15	171,660

Total short futures contracts	0.49	565,871

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	0.10	116,507
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.98)	(2,270,433)
Total short forward currency contracts	2.62	3,001,404

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.64	730,971

TOTAL	0.74%	$847,478

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,552,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.94%	$35,452,010
34,879,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.20	34,608,552
35,679,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.71	35,191,201

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,149,483)	91.85%	$105,251,763

See notes to financial statements			(Concluded)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(3,522)
Energies	(0.47)	(549,399)
Interest rates	0.55	646,628
Livestock	(0.00)	(3,510)
Metals	0.47	551,356
Softs	(0.01)	(12,450)
Stock indices	0.13	154,800

Total long futures contracts	0.67	783,903

Short futures contracts:
Currencies	(0.04)	(51,121)
Energies	(0.26)	(308,098)
Grains	0.07	87,255
Interest rates	(0.88)	(1,021,629)
Livestock	0.00	1,450
Metals	(0.49)	(577,331)
Softs	0.14	165,722
Stock indices	0.08	92,817

Total short futures contracts	(1.38)	(1,610,935)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	(0.71)	(827,032)
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.21	2,583,524
Total short forward currency contracts	(2.62)	(3,058,998)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	(0.41)	(475,474)

TOTAL	(1.12)%	$(1,302,506)

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2023

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$28,053,000	U.S. Treasury notes, 2.750%, 02/15/2024	23.97%	$27,964,239
28,925,000	U.S. Treasury notes, 2.500%, 05/15/2024	24.55	28,644,224
25,953,000	U.S. Treasury notes, 2.375%, 08/15/2024	21.88	25,529,743
28,579,000	U.S. Treasury notes, 2.250%, 11/15/2024	23.95	27,938,763

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $109,992,169)	94.35%	$110,076,969

See notes to financial statements			(Concluded)

NESTOR PARTNERS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

INVESTMENT INCOME −− Interest income, net	$6,058,055	$5,433,017

EXPENSES:
Brokerage and management fees:
Management fees	1,065,350	1,164,126
Installment selling commissions	770,148	846,071
Trading costs	507,885	526,812
Total brokerage and management fees	2,343,383	2,537,009

Administrative expenses	300,517	314,520
Custody fees and other expenses	22,921	22,472

Total expenses	2,666,821	2,874,001

NET INVESTMENT INCOME	3,391,234	2,559,016

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	6,062,103	(2,918,612)
Foreign exchange transaction	(162,694)	(157,244)
Net change in unrealized:
Futures and forward currency contracts	2,149,984	(7,867,142)
Foreign exchange translation	(47,719)	75,527
Net gains (losses) from U.S. Treasury notes:
Realized	(1,357)	(51,952)
Net change in unrealized	17,480	701,287

Total net realized and unrealized gains (losses)	8,017,797	(10,218,136)

NET INCOME (LOSS)	11,409,031	(7,659,120)

LESS PROFIT SHARE TO GENERAL PARTNER	139,030	41,691

NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$11,270,001	$(7,700,811)

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2024 AND 2023

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL −− January 1, 2023	$61,612,725	$68,227,951	$-	$2,205,397	$132,046,073

Contributions	918,725	92,394	-	-	1,011,119

Withdrawals	(7,293,282)	(1,389,633)	-	(37,513)	(8,720,428)

Net loss	(4,221,030)	(3,330,401)	(4,178)	(103,511)	(7,659,120)

General Partner's allocation −− profit share	(41,691)	-	41,691	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(37,513)	37,513	-

PARTNERS' CAPITAL −− December 31, 2023	50,975,447	63,600,311	-	2,101,886	116,677,644

Contributions	-	165,337	-	-	165,337

Withdrawals	(10,587,489)	(2,739,059)	-	(336,603)	(13,663,151)

Reclass (1)	(610,927)	610,927	-	-	-

Net income (loss)	4,138,003	7,031,666	(2,427)	241,789	11,409,031

General Partner's allocation −− profit share	(139,030)	-	139,030	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(136,603)	136,603	-

PARTNERS' CAPITAL −− December 31, 2024	$43,776,004	$68,669,182	$-	$2,143,675	$114,588,861

(1) Partner transfer from LP to SLP on August 1, 2024

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	Limited Partners		Special Limited Partners
	2024	2023	2024	2023

Ratios to average partners' capital −−
Net investment income	1.07%	0.51%	3.97%	3.35%

Total expenses	3.94%	3.84%	1.01%	1.01%
Profit share allocation(1)	0.28%	0.07%	0.00%	0.00%

Total expenses and profit share allocation	4.22%	3.91%	1.01%	1.01%

Total return before profit share allocation	8.01%	(7.60)%	11.16%	(4.99)%
Less profit share allocation(1)	0.28%	0.07%	0.00%	0.00%

Total return after profit share allocation	7.73%	(7.67)%	11.16%	(4.99)%

(1) In instances of 0.00%, value is less than 0.01% when
rounded to two decimal places
See notes to financial statements

NESTOR PARTNERS

NOTES TO FINANCIAL STATEMENTS

Years ENDED DECEMBER 31, 2024 AND 2023

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

The Partnership operates as a single operating segment. The Partnership’s income, expenses, assets, and performance are regularly monitored and assessed as a whole by the General Partner, using the information presented in the ﬁnancial statements and ﬁnancial highlights.

Investments — The Partnership records its transactions in futures and forward currency contracts and United States (“U.S.”) Treasury notes, including related income and expenses, on a trade-date basis.

Open futures contracts are valued at quoted market values. Open forward currency contracts are valued at fair value which is based on pricing models that consider the time value of money and the current market and contractual prices of the underlying financial instruments. Brokerage commissions on open futures contracts are expensed when contracts are opened. Realized gains (losses) and changes in unrealized appreciation (depreciation) on futures and forward currency contracts are recognized in the periods in which the contracts are closed or the changes in the value of open contracts occur and are included in net realized and unrealized gains (losses) in the Statements of Operations. Trading costs include actual trade execution, clearing costs, electronic platform trading costs and foreign currency prime brokerage fees.

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

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes investments in a JPMorgan 100% U.S. Treasury Securities Money Market Fund, that is readily convertible to cash and has an original maturity of 90 days or less.

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

During the years ended December 31, 2024 and December 31, 2023, the amount of administrative expenses over 1/4 of 1% per annum of the average net assets of the Partnership was $126,930 and $76,206, respectively.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2021 to 2024, the General Partner has determined that no reserves for uncertain tax positions were required.

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

Spot currency contracts are valued based on current market prices (“Spot Price”). Forward currency contracts are valued based on pricing models that consider the Spot Price plus the financing cost or benefit (“Forward Point”). Forward Points from the quotation service providers are generally in periods of one month, two months, three months, six months, nine months and twelve months forward while the contractual forward delivery dates for the forward currency contracts traded by the Partnership may be in between these periods. The General Partner’s policy to determine fair value for forward currency contracts involves first calculating the number of months from the date the forward currency contract is being valued to its maturity date (“Months to Maturity”), then identifying the forward currency contracts for the two forward months that are closest to the Months to Maturity (“Forward Month Contracts”). Linear interpolation is then performed between the dates of these two Forward Month Contracts to calculate the interpolated forward point. Model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are OTC traded and typically classified within Level 2 of the fair value hierarchy.

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2024 and 2023 in valuing the Partnership’s investments at fair value. As of and during the years ended December 31, 2024 and 2023, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 105,251,763	$ -	$ 105,251,763
Short-Term Money Market Fund*	5,452,804	-	5,452,804
Exchange-Traded Futures Contracts
Currencies	103,374	-	103,374
Energies	503,443	-	503,443
Grains	(102,126)	-	(102,126)
Interest rates	(131,310)	-	(131,310)
Livestock	640	-	640
Metals	(210,669)	-	(210,669)
Softs	96,582	-	96,582
Stock indices	(143,427)	-	(143,427)

Total exchange-traded futures contracts	116,507	-	116,507

Over-the-Counter Forward Currency Contracts	-	730,971	730,971

Total futures and forward currency contracts (2)	116,507	730,971	847,478

Total financial assets and liabilities at fair value	$ 110,821,074	$ 730,971	$ 111,552,045

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 21,155,457
Investments in U.S. Treasury notes			84,096,306
Total investments in U.S. Treasury notes			$ 105,251,763

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 862,180
Net unrealized depreciation on open futures and forward currency contracts			(14,702)
Total net unrealized appreciation on open futures and forward currency contracts			$ 847,478

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial
Condition.

Financial assets and liabilities at fair value as of December 31, 2023

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 110,076,969	$ -	$ 110,076,969
Short-Term Money Market Fund*	4,460,715	-	4,460,715
Exchange-Traded Futures Contracts
Currencies	(54,643)	-	(54,643)
Energies	(857,497)	-	(857,497)
Grains	87,255	-	87,255
Interest rates	(375,001)	-	(375,001)
Livestock	(2,060)	-	(2,060)
Metals	(25,975)	-	(25,975)
Softs	153,272	-	153,272
Stock indices	247,617	-	247,617

Total exchange-traded futures contracts	(827,032)	-	(827,032)

Over-the-Counter Forward Currency Contracts	-	(475,474)	(475,474)

Total futures and forward currency contracts (2)	(827,032)	(475,474)	(1,302,506)

Total financial assets at fair value	$ 113,710,652	$ (475,474)	$ 113,235,178

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 24,060,502
Investments in U.S. Treasury notes			86,016,467
Total investments in U.S. Treasury notes			$ 110,076,969

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 249,754
Net unrealized depreciation on open futures and forward currency contracts			(1,552,260)
Total net unrealized depreciation on open futures and forward currency contracts			$ (1,302,506)

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of
Financial Condition.

3. Administrator agreement

The Partnership has engaged SS&C Technologies, Inc. (legal successor to SS&C (USA) Inc.) to provide certain administrative services for the Partnership including, but not limited to, maintaining the books and records of the Partnership and calculation of the Partnership’s Net Asset Value.

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

5. DUE FROM/to BROKERS

At December 31, 2024 and 2023, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $11,972,270 and $13,131,141 at December 31, 2024 and 2023, respectively.

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

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2024		2023
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent of	Appreciation	Percent of
Currency type	(Depreciation)	Total	(Depreciation)	Total

Australian dollar	$ (4,436)	(0.52)%	$ (40,906)	3.14%
Brazilian real	169,047	19.95	14,922	(1.15)
British pound	(23,271)	(2.75)	37,316	(2.86)
Canadian dollar	17,737	2.09	12,393	(0.95)
Euro	(52,212)	(6.16)	(164,378)	12.62
Hong Kong dollar	(9,681)	(1.14)	(1,748)	0.13
Japanese yen	(136,709)	(16.13)	6,736	(0.52)
Korean won	-	-	85,930	(6.60)
Malaysian ringgit	5,518	0.65	(3,697)	0.28
Singapore dollar	(4,958)	(0.59)	10,014	(0.77)
South African rand	(7,208)	(0.85)	(206)	0.02
Thai baht	365	0.04	(4,077)	0.31
U.S. dollar	893,286	105.41	(1,254,805)	96.35

Total	$ 847,478	100.00%	$ (1,302,506)	100.00%

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

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2024 and 2023 by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2024 and 2023. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ -	$ (30,910)	$ 135,028	$ (744)	$ 103,374
Energies	586,246	(7,321)	-	(75,482)	503,443
Grains	-	-	28,595	(130,721)	(102,126)
Interest rates	22,146	(144,171)	245,290	(254,575)	(131,310)
Livestock	640	-	-	-	640
Metals	37,384	(635,879)	403,497	(15,671)	(210,669)
Softs	53,283	(15,695)	59,394	(400)	96,582
Stock indices	70,331	(385,418)	192,548	(20,888)	(143,427)
Total futures contracts	770,030	(1,219,394)	1,064,352	(498,481)	116,507

Forward currency contracts	17,178	(2,287,611)	3,023,976	(22,572)	730,971

Total futures and
forward currency contracts	$ 787,208	$ (3,507,005)	$ 4,088,328	$ (521,053)	$ 847,478

Fair Value of Futures and Forward Currency Contracts at December 31, 2023

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ 7,834	$ (11,356)	$ 3,423	$ (54,544)	$ (54,643)
Energies	-	(549,399)	70,388	(378,486)	(857,497)
Grains	-	-	166,943	(79,688)	87,255
Interest rates	721,545	(74,917)	88,076	(1,109,705)	(375,001)
Livestock	-	(3,510)	1,450	-	(2,060)
Metals	619,825	(68,469)	65,724	(643,055)	(25,975)
Softs	-	(12,450)	171,791	(6,069)	153,272
Stock indices	211,891	(57,091)	108,751	(15,934)	247,617
Total futures contracts	1,561,095	(777,192)	676,546	(2,287,481)	(827,032)

Forward currency contracts	2,695,102	(111,578)	114,778	(3,173,776)	(475,474)

Total futures and
forward currency contracts	$ 4,256,197	$ (888,770)	$ 791,324	$ (5,461,257)	$ (1,302,506)

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended December 31, 2024 and 2023, as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2024 2023

Sector	2024	2023

Futures contracts:
Currencies	$1,027,012	$255,755
Energies	(3,620,077)	(4,933,694)
Grains	1,515,509	(15,037)
Interest rates	2,865,553	(5,580,955)
Livestock	(168,030)	41,000
Metals	(1,041,497)	(567,090)
Softs	(62,374)	(92,518)
Stock indices	5,437,164	1,450,090

Total futures contracts	5,953,260	(9,442,449)

Forward currency contracts	2,258,827	(1,343,305)

Total futures and
forward currency contracts	$8,212,087	$(10,785,754)

The following table presents the average notional value by sector of open futures and forward currency contracts in U.S. dollars for the years ended December 31, 2024 and 2023. The Partnership’s average net asset value during 2024 and 2023 was approximately $121,000,000 and $125,000,000, respectively.

	2024		2023
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$ 1,979,016	$ 17,297,825	$ 2,327,854	$ 7,444,868
Energies	18,534,501	3,411,132	21,872,717	2,589,212
Grains	901,440	7,928,772	3,283,993	6,357,693
Interest rates	52,791,377	137,963,252	25,871,770	189,730,814
Livestock	125,322	485,670	555,248	179,076
Metals	8,029,788	4,388,451	1,857,572	8,435,543
Softs	1,507,221	1,221,603	845,577	2,309,952
Stock indices	45,373,096	17,260,614	37,274,911	26,674,092

Total futures contracts	129,241,761	189,957,319	93,889,642	243,721,250

Forward currency contracts	22,247,504	69,863,009	37,243,270	38,296,562

Total futures and
forward currency contracts	$ 151,489,265	$ 259,820,328	$ 131,132,912	$ 282,017,812

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at each quarter end during 2024 and 2023. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The following tables summarize the valuation of the Partnership’s investments by counterparty as of December 31, 2024 and 2023.

Offsetting derivative assets and liabilities at December 31, 2024

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$388,756	$(278,352)	$110,404
Counterparty L	1,131,818	(1,111,013)	20,805
Total futures contracts	1,520,574	(1,389,365)	131,209

Forward currency contracts
Counterparty G	1,350,771	(831,382)	519,389
Counterparty K	1,690,383	(1,478,801)	211,582
Total forward currency contracts	3,041,154	(2,310,183)	730,971

Total assets	$4,561,728	$(3,699,548)	$862,180

Liabilities	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$ 328,510	$ (313,808)	14,702

Total liabilities	$328,510	$(313,808)	$14,702

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$ 110,404	$ -	$ (110,404)	$ -
Counterparty G	519,389	-	-	519,389
Counterparty K	211,582	-	-	211,582
Counterparty L	20,805	-	(20,805)	-

Total	$ 862,180	$ -	$ (131,209)	$ 730,971

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty J	$ 14,702	$ -	$ (14,702)	$ -

Total	$ 14,702	$ -	$ (14,702)	$ -

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets presented in the Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2024.

Offsetting derivative assets and liabilities at December 31, 2023

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$715,850	$(466,096)	$249,754

Total assets	$715,850	$(466,096)	$249,754

Liabilities	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$901,107	$(439,100)	$462,007
Counterparty L	1,697,470	(1,082,691)	614,779
Total futures contracts	2,598,577	(1,521,791)	1,076,786

Forward currency contracts
Counterparty G	1,361,543	(1,131,702)	229,841
Counterparty K	1,923,811	(1,678,178)	245,633
Total forward currency contracts	3,285,354	(2,809,880)	475,474

Total liabilities	$5,883,931	$(4,331,671)	$1,552,260

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 249,754	$ -	$ (249,754)	$ -

Total	$ 249,754	$ -	$ (249,754)	$ -

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$ 462,007	$ -	$ (462,007)	$ -
Counterparty G	229,841	-	(229,841)	-
Counterparty K	245,633	-	(245,633)	-
Counterparty L	$ 614,779	$ -	$ (614,779)	$ -

Total	$ 1,552,260	$ -	$ (1,552,260)	$ -

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

The investment expenses used to calculate the expense ratio and net investment income/loss ratio include trading costs. This reflects the fee structure for interests acquired through selling agents (where actual trading costs are paid from the fixed fee to the General Partner) or through the General Partner or an advisory program (where a management fee and actual trading costs are paid to the General Partner).

9. CAPITAL WITHDRAWALS PAYABLE TO GENERAL PARTNER

At December 31, 2024 and 2023, capital withdrawals payable to the General Partner were $336,603 (of which $136,603 was related to profit share allocated from the General Partner) and $37,513 (of which $37,513 was related to profit share allocated from the General Partner), respectively.

10. SUBSEQUENT EVENTS

On January 29, 2025, the owners of the General Partner transferred their shares to a newly formed Subchapter S holding company, Millburn Capital LLC ("Millburn Capital"). As a result of this transfer, Millburn Capital owns 100% of the General Partner, and the existing General Partner shareholders indirectly own the General Partner in the same percentages as prior to the restructuring.

On January 30, 2025, the General Partner converted to a limited liability company by the name of Millburn Ridgefield LLC ("MRLLC"). All contact and other information remain the same. All contracts and agreements in the name of the General Partner will automatically be assigned to MRLLC and MRLLC will assume all rights and obligations of the General Partner.

The General Partner has performed its evaluation of subsequent events through March 21, 2025, the date the financial statements were issued. Based on such evaluation, no further events were discovered that required adjustment to or disclosure in the financial statements.