Form 10-Q
period 2025-03-31
NESTOR PARTNERS
filed 2025-05-14
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   March 31, 2025

Or

☐ 	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50725

NESTOR PARTNERS

(Exact name of registrant as specified in its charter)

New Jersey	22-2149317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o MILLBURN RIDGEFIELD LLC

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
As of and for the three months ended March 31, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2025 (unaudited) and December 31, 2024
(b) As of and for the three months ended March 31, 2025 and 2024 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $22,819,501 and $21,132,300)	$22,826,820	$21,155,457
Net unrealized appreciation on open futures and forward
currency contracts	1,106,542	862,180
Due from brokers, net	2,910,347	3,224,562
Cash denominated in foreign currencies (cost $720,688
and $369,306)	715,602	344,936

Total equity in trading accounts	27,559,311	25,587,135

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $82,741,465 and $84,017,183)	82,785,957	84,096,306

CASH AND CASH EQUIVALENTS	4,359,260	5,702,804

ACCRUED INTEREST RECEIVABLE	702,913	667,071

TOTAL	$115,407,441	$116,053,316

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$56,857
Net unrealized depreciation on open futures and forward
currency contracts	1,337,807	14,702
Accrued management fees	79,113	78,666
Accrued installment selling commissions	55,305	60,511
Accrued trade execution and clearing costs	6,142	10,010
Cash overdraft denominated in foreign currencies (cost $22,197
and $0)	22,053	-
Accrued expenses	142,952	71,197
Capital withdrawals payable to Limited Partners	1,149,503	835,909
Capital withdrawals payable to General Partner	-	336,603
Accrued profit share	3,196	-

Total liabilities	2,796,071	1,464,455

PARTNERS' CAPITAL	112,611,370	114,588,861

TOTAL	$115,407,441	$116,053,316

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2025 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.01)%	$(12,055)
Energies	1.14	1,285,699
Grains	0.00	4,338
Interest rates:
2 Year U.S. Treasury Note (111 contracts, settlement date June 2025)	0.02	28,047
5 Year U.S. Treasury Note (63 contracts, settlement date June 2025)	0.01	9,055
10 Year U.S. Treasury Note (51 contracts, settlement date June 2025)	0.03	28,281
30 Year U.S. Treasury Bond (6 contracts, settlement date June 2025)	0.00	3,750
Other	0.38	428,961

Total interest rates	0.44	498,094

Livestock	0.00	4,800
Metals	0.07	79,985
Softs	(0.05)	(60,341)
Stock indices	(0.95)	(1,068,195)

Total long futures contracts	0.64	732,325

Short futures contracts:
Currencies	0.01	6,754
Energies	0.00	2,004
Grains	0.05	53,726
Interest rates	(0.23)	(263,014)
Livestock	(0.00)	(380)
Metals	0.20	221,517
Softs	(0.00)	(2,472)
Stock indices	0.00	2,850

Total short futures contracts	0.03	20,985

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.67	753,310
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.25)	(276,114)
Total short forward currency contracts	(0.63)	(708,461)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	(0.88)	(984,575)

TOTAL	(0.21)%	$(231,265)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2025 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,179,000	U.S. Treasury notes, 2.125%, 05/15/2025	31.16%	$35,085,556
35,679,000	U.S. Treasury notes, 2.000%, 08/15/2025	31.42	35,377,958
35,552,000	U.S. Treasury notes, 2.250%, 11/15/2025	31.21	35,149,263

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,560,966)	93.79%	$105,612,777

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2024

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(30,910)
Energies	0.51	578,925
Interest rates	(0.11)	(122,025)
Livestock	0.00	640
Metals	(0.52)	(598,495)
Softs	0.03	37,588
Stock indices	(0.27)	(315,087)

Total long futures contracts	(0.39)	(449,364)

Short futures contracts:
Currencies	0.12	134,284
Energies	(0.07)	(75,482)
Grains	(0.09)	(102,126)
Interest rates:
5 Year U.S. Treasury Note (235 contracts, settlement date March 2025)	0.02	25,641
Other	(0.03)	(34,926)

Total interest rates	(0.01)	(9,285)

Metals	0.34	387,826
Softs	0.05	58,994
Stock indices	0.15	171,660

Total short futures contracts	0.49	565,871

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.10	116,507
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.98)	(2,270,433)
Total short forward currency contracts	2.62	3,001,404

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.64	730,971

TOTAL	0.74%	$847,478

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2024

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,552,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.94%	$35,452,010
34,879,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.20	34,608,552
35,679,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.71	35,191,201

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,149,483)	91.85%	$105,251,763

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
INVESTMENT INCOME:
Interest income, net	$1,270,694	$1,531,651

EXPENSES:
Brokerage and management fees:
Management fees	242,651	274,870
Installment selling commissions	168,302	205,360
Trade execution and clearing costs	101,811	135,726
Total brokerage and management fees	512,764	615,956

Administrative expenses	71,755	74,872
Custody fees and other expenses	5,242	5,354

Total expenses	589,761	696,182

NET INVESTMENT INCOME	680,933	835,469

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	674,946	5,596,890
Foreign exchange transactions	(38,817)	(8,075)
Net change in unrealized:
Futures and forward currency contracts	(1,078,743)	2,545,981
Foreign exchange translation	19,428	(29,227)
Net losses from U.S. Treasury notes:
Realized	-	(6,583)
Net change in unrealized	(50,469)	(107,381)

Total net realized and unrealized gains (losses)	(473,655)	7,991,605

NET INCOME	207,278	8,827,074
LESS PROFIT SHARE TO GENERAL PARTNER	3,221	27,930
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$204,057	$8,799,144

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2025:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2025	$43,776,004	$68,669,182	$-	$2,143,675	$114,588,861
Contributions	-	103,782	25	-	103,807
Withdrawals	(2,042,587)	(242,768)	-	-	(2,285,355)
Net income (loss)	(119,269)	314,957	-	11,590	207,278
General Partner's allocation:
New Profit-Accrued	(3,221)	-	-	-	(3,221)
PARTNERS' CAPITAL-
March 31, 2025	$41,610,927	$68,845,153	$25	$2,155,265	$112,611,370

For the three months ended March 31, 2024:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2024	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644
Contributions	-	87,872	234	-	88,106
Withdrawals	(1,655,659)	(767,826)	-	-	(2,423,485)
Net income	3,606,457	5,051,899	-	168,718	8,827,074
General Partner's allocation:
New Profit-Accrued	(27,930)	-	-	-	(27,930)
PARTNERS' CAPITAL-
March 31, 2024	$52,898,315	$67,972,256	$234	$2,270,604	$123,141,409

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended March 31, 2025 and 2024	Limited Partners		Special Limited Partners
	2025	2024	2025	2024

Ratios to average capital:
Net investment income (a)	0.59%	1.09%	3.51%	3.97%

Total expenses (a)	3.89%	3.91%	0.96%	1.02%
Profit share allocation (b) (c)	0.01%	0.05%	0.00%	0.00%
Total expenses and profit share allocation	3.90%	3.96%	0.96%	1.02%

Total return before profit share allocation (b)	(0.26)%	7.17%	0.47%	7.95%
Less: profit share allocation (b) (c)	0.01%	0.05%	0.00%	0.00%
Total return after profit share allocation	(0.27)%	7.12%	0.47%	7.95%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three months ended March 31, 2025 and 2024 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of December 31, 2024.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2021 to 2024, Millburn Ridgefield LLC (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2024.

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

The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2025 and December 31, 2024 in valuing the Partnership’s investments at fair value. During the three months ended March 31, 2025 and December 31, 2024, respectively, the Partnership held no assets or liabilities in Level 3. At March 31, 2025 and December 31, 2024, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2025

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,612,777	$-	$105,612,777
Short-Term Money Market Fund*	4,109,260	-	4,109,260
Exchange-Traded Futures Contracts
Currencies	(5,301)	-	(5,301)
Energies	1,287,703	-	1,287,703
Grains	58,064	-	58,064
Interest rates	235,080	-	235,080
Livestock	4,420	-	4,420
Metals	301,502	-	301,502
Softs	(62,813)	-	(62,813)
Stock indices	(1,065,345)	-	(1,065,345)

Total exchange-traded futures contracts	753,310	-	753,310

Over-the-Counter Forward Currency Contracts	-	(984,575)	(984,575)

Total futures and forward currency contracts (2)	753,310	(984,575)	(231,265)

Total financial assets and liabilities at fair value	$110,475,347	$(984,575)	$109,490,772

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$22,826,820
Investments in U.S. Treasury notes			82,785,957
Total investments in U.S. Treasury notes			$105,612,777

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,106,542
Net unrealized depreciation on open futures and forward currency contracts			(1,337,807)
Total net unrealized depreciation on open futures and forward currency contracts			$(231,265)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,251,763	$-	$105,251,763
Short-Term Money Market Fund*	5,452,804	-	5,452,804
Exchange-Traded Futures Contracts
Currencies	103,374	-	103,374
Energies	503,443	-	503,443
Grains	(102,126)	-	(102,126)
Interest rates	(131,310)	-	(131,310)
Livestock	640	-	640
Metals	(210,669)	-	(210,669)
Softs	96,582	-	96,582
Stock indices	(143,427)	-	(143,427)

Total exchange-traded futures contracts	116,507	-	116,507

Over-the-Counter Forward Currency Contracts	-	730,971	730,971

Total futures and forward currency contracts (2)	116,507	730,971	847,478

Total financial assets and liabilities at fair value	$110,821,074	$730,971	$111,552,045

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,155,457
Investments in U.S. Treasury notes			84,096,306
Total investments in U.S. Treasury notes			$105,251,763

(2)
Net unrealized appreciation on open futures and forward currency contracts			$862,180
Net unrealized depreciation on open futures and forward currency contracts			(14,702)
Total net unrealized appreciation on open futures and forward currency contracts			$847,478

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2025, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$60	$(12,115)	$11,558	$(4,804)	$(5,301)
Energies	1,285,850	(151)	2,004	-	1,287,703
Grains	4,338	-	65,510	(11,784)	58,064
Interest rates	499,316	(1,222)	59,162	(322,176)	235,080
Livestock	5,570	(770)	210	(590)	4,420
Metals	418,321	(338,336)	322,152	(100,635)	301,502
Softs	6,413	(66,754)	10,438	(12,910)	(62,813)
Stock indices	152,876	(1,221,071)	2,850	-	(1,065,345)
Total futures contracts	2,372,744	(1,640,419)	473,884	(452,899)	753,310

Forward currency contracts	887,919	(1,164,033)	877,912	(1,586,373)	(984,575)

Total futures and
forward currency contracts	$3,260,663	$(2,804,452)	$1,351,796	$(2,039,272)	$(231,265)

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$(30,910)	$135,028	$(744)	$103,374
Energies	586,246	(7,321)	-	(75,482)	503,443
Grains	-	-	28,595	(130,721)	(102,126)
Interest rates	22,146	(144,171)	245,290	(254,575)	(131,310)
Livestock	640	-	-	-	640
Metals	37,384	(635,879)	403,497	(15,671)	(210,669)
Softs	53,283	(15,695)	59,394	(400)	96,582
Stock indices	70,331	(385,418)	192,548	(20,888)	(143,427)
Total futures contracts	770,030	(1,219,394)	1,064,352	(498,481)	116,507

Forward currency contracts	17,178	(2,287,611)	3,023,976	(22,572)	730,971

Total futures and
forward currency contracts	$787,208	$(3,507,005)	$4,088,328	$(521,053)	$847,478

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2025 and 2024

Sector	Three months ended: March 31, 2025	Three months ended: March 31, 2024

Futures contracts:
Currencies	$(488,581)	$364,664
Energies	752,225	3,417,792
Grains	(133,717)	663,392
Interest rates	315,340	3,714,941
Livestock	(24,420)	(11,220)
Metals	1,160,428	(565,856)
Softs	139,842	(683,786)
Stock indices	(505,183)	(66,912)

Total futures contracts	1,215,934	6,833,015

Forward currency contracts	(1,619,731)	1,309,856

Total futures and
forward currency contracts	$(403,797)	$8,142,871

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2025 and 2024 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2025 and 2024 was approximately $115,000,000 and $123,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2025 and 2024

	2025		2024
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$1,859,724	$7,636,263	$2,543,965	$8,057,463
Energies	27,949,612	564,347	20,917,984	5,181,110
Grains	120,825	6,302,592	1,980,319	6,306,215
Interest rates	61,173,671	94,845,323	37,929,334	153,335,689
Livestock	486,350	57,165	257,085	276,830
Metals	12,400,880	812,243	4,368,241	6,652,857
Softs	2,183,100	1,074,438	840,263	1,584,268
Stock indices	67,720,942	5,141,019	44,585,790	17,270,923

Total futures contracts	173,895,104	116,433,390	113,422,981	198,665,355

Forward currency contracts	27,279,732	32,486,063	29,670,181	33,466,336

Total futures and
forward currency contracts	$201,174,836	$148,919,453	$143,093,162	$232,131,691

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2025 and December 31, 2024.

Offsetting derivative assets and liabilities at March 31, 2025

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$752,680	$(421,018)	$331,662
Counterparty L	1,900,593	(1,125,713)	774,880

Total assets	$2,653,273	$(1,546,731)	$1,106,542

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$546,587	$(193,355)	$353,232

Forward currency contracts
Counterparty G	1,197,683	(463,457)	734,226
Counterparty K	1,552,723	(1,302,374)	250,349
Total forward currency contracts	2,750,406	(1,765,831)	984,575

Total liabilities	$3,296,993	$(1,959,186)	$1,337,807

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$331,662	$-	$(331,662)	$-
Counterparty L	774,880	-	(774,880)	-

Total	$1,106,542	$-	$(1,106,542)	$-

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$353,232	$-	$(353,232)	$-
Counterparty G	734,226	-	(734,226)	-
Counterparty K	250,349	-	(250,349)	-

Total	$1,337,807	$-	$(1,337,807)	$-

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
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of
Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2025.

Offsetting derivative assets and liabilities at December 31, 2024

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$388,756	$(278,352)	$110,404
Counterparty L	1,131,818	(1,111,013)	20,805
Total futures contracts	1,520,574	(1,389,365)	131,209

Forward currency contracts
Counterparty G	1,350,771	(831,382)	519,389
Counterparty K	1,690,383	(1,478,801)	211,582
Total forward currency contracts	3,041,154	(2,310,183)	730,971

Total assets	$4,561,728	$(3,699,548)	$862,180
			(continued)

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$328,510	$(313,808)	$14,702

Total liabilities	$328,510	$(313,808)	$14,702
			(concluded)

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$110,404	$-	$(110,404)	$-
Counterparty G	519,389	-	-	519,389
Counterparty K	211,582	-	-	211,582
Counterparty L	20,805	-	(20,805)	-

Total	$862,180	$-	$(131,209)	$730,971

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty J	$14,702	$-	$(14,702)	$-

Total	$14,702	$-	$(14,702)	$-

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $11,634,629 and $11,972,270 at March 31, 2025 and December 31, 2024, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2025 and 2024. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2025	2024
Profit share earned	$25	$234
Profit share accrued	3,196	27,696
Total profit share	$3,221	$27,930

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2025 and December 31, 2024, $0 was owed to the General Partner.

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2025 to May 14, 2025, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three months ended March 31, 2025, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2025

Month Ended:	Total Partners' Capital

March 31, 2025	$112,611,370
December 31, 2024	114,588,861

Three months ended
Change in Partners' Capital	$(1,977,491)
Percent Change	(1.73)%

THREE MONTHS ENDED MARCH 31, 2025

The decrease in the Partnership’s net assets of $1,977,491 was attributable to withdrawals of $2,285,355, which was partially offset by net income after profit share of $204,057 and contributions of $103,807.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended March 31, 2025 decreased $32,219 and $37,058, respectively, relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets during the three months ended March 31, 2025, relative to the corresponding period in 2024.

Trade execution and clearing costs for the three months ended March 31, 2025 decreased $33,915 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets and a decrease in trading volume during the three months ended March 31, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2025 decreased $260,957 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. treasury yields during the three months ended March 31, 2025 relative to the corresponding period in 2024.

During the three months ended March 31, 2025, the Partnership experienced net realized and unrealized losses of $473,655 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $512,764, administrative expenses of $71,755, custody fees and other expenses of $5,242 were incurred. Interest income of $1,270,694 and profit share from the General Partner of $3,221 offset the Partnership expenses resulting in net income after profit share to the General Partner of $204,057. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(1.84)%
Energies	0.67%
Grains	(0.12)%
Interest rates	0.28%
Livestock	(0.03)%
Metals	1.02%
Softs	0.11%
Stock indices	(0.48)%

Trading Loss	(0.39)%

MANAGEMENT DISCUSSION –2025

Three months ended March 31, 2025

The Partnership was unprofitable during the quarter as losses from trading currency forwards and stock index futures outpaced profits from trading interest rate and commodity futures.

A series of Trump administration policy initiatives announced during the first quarter were primarily focused on tariffs, immigration and fiscal spending while additional initiatives targeted at tax policy and deregulation seemed likely to be implemented later in the year. This sequencing seemingly weighed on consumer and business confidence, depressed growth expectations and raised inflation concerns. Financial and commodity markets were unsettled amid these developments and the Trump administration’s foreign policy efforts to end Russia’s war on Ukraine and the Israeli-Hamas conflict.

Weakening growth expectations for the U.S., juxtaposed against slight improvements in the prospects for Europe and China and combined with a narrowing of interest rate differentials favoring the U.S. seemingly weighed on the U.S. currency. Long U.S. dollar positions against the euro, United Kingdom pound sterling, Japanese yen, Norwegian krone, Swedish krona, Swiss franc, Chinese renminbi and Singapore, Australian, New Zealand and Canadian dollars were unprofitable. On the other hand, long positions in the high-yielding Brazilian real, Indian rupee and Polish zloty and trading the Korean won relative to the U.S. dollar generated partially offsetting profits.

Shifting growth expectation for the U.S., Europe and China amid U.S. trade, immigration, fiscal and foreign policy initiatives seemingly disrupted equity markets globally. Trading of equity futures was mixed and fractionally unprofitable for the quarter. The rollout of certain U.S. policies was followed by a sharp selloff in Asia (excluding China) equities and long positions in Japanese and Australian equity futures, and trading of Taiwanese, Singaporean, Korean and iShares MSCI Emerging Markets ETF emerging market index futures posted losses. The Brazilian Bovespa index, which had fallen 30% last year, gained sharply during the quarter amid investors rotating into Brazilian equities and out of U.S. equities. A short Bovespa stock index futures trade was also unprofitable. On the other hand, amid positive valuations, declining official interest rates and signs of improving economic activity, the Partnership generated partially offsetting gains on long positions in European and U.K. equity index futures. Long positions in Chinese equity futures also generated gains as President Xi met with corporate leaders, particularly ahead of the March National People’s Congress.

Interest rates faced conflicting forces during the quarter. In America, the deployment of tariffs and use of the Department of Government Efficiency to reduce government spending coincided with consumer and business uncertainty, as well as slower growth and lower interest rates. Conversely, in Germany, newly elected Chancellor Merz’s policy initiatives coincided with a change in government borrowing and spending, higher growth and interest rates. Short positions in German, French and Italian note and bond interest rate futures were profitable. On the other hand, trading of U.K., European and U.S. short-term interest rate futures produced partially offsetting losses. A long position in Japanese government bond futures was also slightly unprofitable, amid concern from market participants that the Bank of Japan might raise official interest rates.

Long gold positions were profitable as prices as demand for safe-haven assets amid tariff uncertainties, geopolitical tensions and continuing central bank diversification demand rose to record highs during the quarter. Long platinum and aluminum trades were also slightly profitable. Elsewhere, trading of copper, nickel, zinc and silver produced partially offsetting losses as prices vacillated alongside trade and tariff uncertainties, an unsettled U.S. dollar and changing global growth and inflation outlooks.

Energy prices were volatile during the quarter amid conflicting influences. President Trump threatened to impose tighter sanctions and/or secondary tariffs on buyers of Russian crude oil if President Putin blocked President Trump’s Ukraine peace initiative and to impose additional tariffs and military strikes on Iran if Tehran failed to reach an agreement with the U.S. regarding its nuclear program. Improving growth in China also possibly impacted product price in a positive way. On the other hand, President Trump’s policies seeking lower oil prices and the non-Organization of the Petroleum Exporting Countries’ (“OPEC+”) announcement of impending increased production starting in April seemingly weighed on prices. Concerns about the strength of the U.S. economy and worries that that Trump administration’s trade and tariff policies could dampen global growth possibly constrained prices as well. On balance, long crude oil trades were profitable. A long U.S. natural gas trade was also profitable as prices continued to increase on strong export demand from Europe and Asia. However, a long Dutch Title Transfer Facility (TTF) natural gas position was unprofitable as prices fell from recent one-year highs when the winter heating season reached an end.

A long Arabica coffee position performed well as prices increased to record highs, while adverse weather conditions reportedly damaged crops in Brazil and Vietnam, the world’s two largest producers. Furthermore, the world has consumed more coffee than it produced for the past four years, decreasing inventory levels. On the other hand, cocoa prices, which had risen sharply between November and January, declined throughout the quarter as recent rains improved the outlook for Ivory Coast’s April-to-September mid-crop, making long positions unprofitable. Trading sugar futures was also unprofitable.

Grain prices were volatile during the quarter, coinciding with uncertainties generated by the Trump administration’s trade and tariff policies and its foreign policy initiatives toward Russia, Ukraine and the Black Sea trade corridor. A short soybean oil trade registered a loss as prices rose when an increase in crude palm oil prices pushed up demand for soybean oil as a substitute. Trading of corn was also unprofitable. On the other hand, short wheat and soybean meal positions posted partially offsetting profits.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2025.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. On January 1, 2025, February 1, 2025 and March 1, 2025, The Partnership sold Interests to new and existing limited partners of $56,857, $45,214 and $1,736, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2025:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2025	$ (10,000)	$ (33,993)	$ (43,993)
February 28, 2025	(991,860)	(100,000)	(1,091,860)
March 31, 2025	(1,040,727)	(108,775)	(1,149,502)
Total	$ (2,042,587)	$ (242,768)	$ (2,285,355)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended March 31, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

By:	Millburn Ridgefield LLC,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2025		(Principal Accounting Officer)