Form 10-Q
period 2025-06-30
NESTOR PARTNERS
filed 2025-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   June 30, 2025

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

(Registrant’s telephone number, including area code)

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
For the three and six months ended June 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2025 (unaudited) and December 31, 2024
(b) For the three and six months ended June 30, 2025 and 2024 (unaudited)
(c) For the six months ended June 30, 2025 and 2024 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $20,357,572 and $21,132,300)	$20,355,327	$21,155,457
Net unrealized appreciation on open futures and forward
currency contracts	593,550	862,180
Due from brokers, net	2,498,628	3,224,562
Cash denominated in foreign currencies (cost $225,216
and $369,306)	229,900	344,936

Total equity in trading accounts	23,677,405	25,587,135

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $80,881,829 and $84,017,183)	80,878,657	84,096,306

CASH AND CASH EQUIVALENTS	7,650,231	5,702,804

ACCRUED INTEREST RECEIVABLE	585,844	667,071

TOTAL	$112,792,137	$116,053,316

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,700	$56,857
Net unrealized depreciation on open futures and forward
currency contracts	790,740	14,702
Accrued management fees	75,249	78,666
Accrued installment selling commissions	54,673	60,511
Accrued trade execution and clearing costs	5,993	10,010
Cash overdraft denominated in foreign currencies (cost $119,851
and $0)	118,875	-
Accrued expenses	212,370	71,197
Capital withdrawals payable to Limited Partners	129,022	835,909
Capital withdrawals payable to General Partner	-	336,603

Total liabilities	1,389,622	1,464,455

PARTNERS' CAPITAL	111,402,515	114,588,861

TOTAL	$112,792,137	$116,053,316

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2025 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$1,100
Energies	(0.97)	(1,086,707)
Grains	(0.02)	(27,034)
Interest rates:
10 Year U.S. Treasury Note (49 contracts, settlement date September 2025)	0.03	33,125
30 Year U.S. Treasury Bond (4 contracts, settlement date September 2025)	0.00	4,531
Other	0.15	168,417

Total interest rates	0.18	206,073

Livestock	0.01	7,350
Metals	0.23	258,696
Softs	(0.10)	(110,609)
Stock indices	0.04	44,603

Total long futures contracts	(0.63)	(706,528)

Short futures contracts:
Currencies	(0.05)	(50,780)
Energies	0.14	157,074
Grains	0.14	156,463
Interest rates	(0.04)	(47,426)
Livestock	0.01	12,490
Metals	(0.33)	(366,464)
Softs	(0.00)	(3,154)
Stock indices	0.05	57,585

Total short futures contracts	(0.08)	(84,212)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	(0.71)	(790,740)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	2.23	2,486,790
Total short forward currency contracts	(1.70)	(1,893,240)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.53	593,550

TOTAL	(0.18)%	$(197,190)

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2025 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$33,879,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.32%	$33,777,098
35,552,000	U.S. Treasury notes, 2.250%, 11/15/2025	31.67	35,284,666
32,679,000	U.S. Treasury notes, 1.625%, 02/15/2026	28.88	32,172,220

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $101,239,401)	90.87%	$101,233,984

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2024

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(30,910)
Energies	0.51	578,925
Interest rates	(0.11)	(122,025)
Livestock	0.00	640
Metals	(0.52)	(598,495)
Softs	0.03	37,588
Stock indices	(0.27)	(315,087)

Total long futures contracts	(0.39)	(449,364)

Short futures contracts:
Currencies	0.12	134,284
Energies	(0.07)	(75,482)
Grains	(0.09)	(102,126)
Interest rates:
5 Year U.S. Treasury Note (235 contracts, settlement date March 2025)	0.02	25,641
Other	(0.03)	(34,926)

Total interest rates	(0.01)	(9,285)

Metals	0.34	387,826
Softs	0.05	58,994
Stock indices	0.15	171,660

Total short futures contracts	0.49	565,871

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.10	116,507

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.98)	(2,270,433)
Total short forward currency contracts	2.62	3,001,404

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.64	730,971

TOTAL	0.74%	$847,478

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2024

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,552,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.94%	$35,452,010
34,879,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.20	34,608,552
35,679,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.71	35,191,201

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,149,483)	91.85%	$105,251,763

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest income, net	$1,177,473	$1,637,855

EXPENSES:
Brokerage and management fees:
Management fees	226,576	282,943
Installment selling commissions	161,655	209,632
Trade execution and clearing costs	98,597	143,171
Total brokerage and management fees	486,828	635,746

Administrative expenses	69,417	78,802
Custody fees and other expenses	12,631	5,572

Total expenses	568,876	720,120

NET INVESTMENT INCOME	608,597	917,735

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(1,576,693)	5,036,483
Foreign exchange transactions	(40,506)	(71,021)
Net change in unrealized:
Futures and forward currency contracts	34,075	1,237,914
Foreign exchange translation	10,602	(13,286)
Net losses from U.S. Treasury notes:
Realized	(2,215)	(2,803)
Net change in unrealized	(57,228)	(30,215)

Total net realized and unrealized gains (losses)	(1,631,965)	6,157,072

NET INCOME (LOSS)	(1,023,368)	7,074,807
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(3,102)	415,562
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(1,020,266)	$6,659,245

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
INVESTMENT INCOME:
Interest income, net	$2,448,167	$3,169,506

EXPENSES:
Brokerage and management fees:
Management fees	469,227	557,813
Installment selling commissions	329,957	414,992
Trade execution and clearing costs	200,408	278,897
Total brokerage and management fees	999,592	1,251,702

Administrative expenses	141,172	153,674
Custody fees and other expenses	17,873	10,926

Total expenses	1,158,637	1,416,302

NET INVESTMENT INCOME	1,289,530	1,753,204

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(901,747)	10,633,373
Foreign exchange transactions	(79,323)	(79,096)
Net change in unrealized:
Futures and forward currency contracts	(1,044,668)	3,783,895
Foreign exchange translation	30,030	(42,513)
Net losses from U.S. Treasury notes:
Realized	(2,215)	(9,386)
Net change in unrealized	(107,697)	(137,596)

Total net realized and unrealized gains (losses)	(2,105,620)	14,148,677

NET INCOME (LOSS)	(816,090)	15,901,881
LESS PROFIT SHARE TO GENERAL PARTNER	119	443,492
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(816,209)	$15,458,389

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the six months ended June 30, 2025:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2025	$43,776,004	$68,669,182	$-	$2,143,675	$114,588,861
Contributions	-	111,312	119	-	111,431
Withdrawals	(2,158,462)	(323,106)	-	-	(2,481,568)
Net loss	(688,864)	(126,738)	(1)	(487)	(816,090)
General Partner's allocation:
New Profit-Accrued	(119)	-	-	-	(119)
PARTNERS' CAPITAL-
June 30, 2025	$40,928,559	$68,330,650	$118	$2,143,188	$111,402,515

For the six months ended June 30, 2024:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2024	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644
Contributions	-	120,535	57,240	-	177,775
Withdrawals	(5,915,272)	(855,969)	-	-	(6,771,241)
Net income (loss)	6,458,454	9,137,179	(877)	307,125	15,901,881
General Partner's allocation:
New Profit-Accrued	(443,492)	-	-	-	(443,492)
PARTNERS' CAPITAL-
June 30, 2024	$51,075,137	$72,002,056	$56,363	$2,409,011	$125,542,567

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended June 30, 2025 and 2024	Limited Partners		Special Limited Partners
	2025	2024	2025	2024

Ratios to average capital:
Net investment income (a)	0.36%	1.05%	3.28%	3.96%

Total expenses (a)	3.91%	3.99%	0.98%	1.03%
Profit share allocation (b) (c)	(0.01)%	0.78%	0.00%	0.00%
Total expenses and profit share allocation	3.90%	4.77%	0.98%	1.03%

Total return before profit share allocation (b)	(1.36)%	5.23%	(0.64)%	5.97%
Less: profit share allocation (b) (c)	(0.01)%	0.78%	0.00%	0.00%
Total return after profit share allocation	(1.35)%	4.45%	(0.64)%	5.97%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the six months ended June 30, 2025 and 2024	Limited Partners		Special Limited Partners
	2025	2024	2025	2024

Ratios to average capital:
Net investment income (a)	0.48%	1.07%	3.39%	3.97%

Total expenses (a)	3.90%	3.95%	0.97%	1.02%
Profit share allocation (b) (c)	0.00%	0.83%	0.00%	0.00%
Total expenses and profit share allocation	3.90%	4.78%	0.97%	1.02%

Total return before profit share allocation (b)	(1.62)%	12.72%	(0.17)%	14.39%
Less: profit share allocation (b) (c)	0.00%	0.83%	0.00%	0.00%
Total return after profit share allocation	(1.62)%	11.89%	(0.17)%	14.39%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three and six months ended June 30, 2025 and 2024 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission as of and for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of and for the year ended December 31, 2024.

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

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2024.

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

The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2025 and December 31, 2024 in valuing the Partnership’s investments at fair value. During the three and six months ended June 30, 2025 and December 31, 2024, respectively, the Partnership held no assets or liabilities in Level 3. At June 30, 2025 and December 31, 2024, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2025

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$101,233,984	$-	$101,233,984
Short-Term Money Market Fund*	7,400,231	-	7,400,231
Exchange-Traded Futures Contracts
Currencies	(49,680)	-	(49,680)
Energies	(929,633)	-	(929,633)
Grains	129,429	-	129,429
Interest rates	158,647	-	158,647
Livestock	19,840	-	19,840
Metals	(107,768)	-	(107,768)
Softs	(113,763)	-	(113,763)
Stock indices	102,188	-	102,188

Total exchange-traded futures contracts	(790,740)	-	(790,740)

Over-the-Counter Forward Currency Contracts	-	593,550	593,550

Total futures and forward currency contracts (2)	(790,740)	593,550	(197,190)

Total financial assets and liabilities at fair value	$107,843,475	$593,550	$108,437,025

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$20,355,327
Investments in U.S. Treasury notes			80,878,657
Total investments in U.S. Treasury notes			$101,233,984

(2)
Net unrealized appreciation on open futures and forward currency contracts			$593,550
Net unrealized depreciation on open futures and forward currency contracts			(790,740)
Total net unrealized depreciation on open futures and forward currency contracts			$(197,190)

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,251,763	$-	$105,251,763
Short-Term Money Market Fund*	5,452,804	-	5,452,804
Exchange-Traded Futures Contracts
Currencies	103,374	-	103,374
Energies	503,443	-	503,443
Grains	(102,126)	-	(102,126)
Interest rates	(131,310)	-	(131,310)
Livestock	640	-	640
Metals	(210,669)	-	(210,669)
Softs	96,582	-	96,582
Stock indices	(143,427)	-	(143,427)

Total exchange-traded futures contracts	116,507	-	116,507

Over-the-Counter Forward Currency Contracts	-	730,971	730,971

Total futures and forward currency contracts (2)	116,507	730,971	847,478

Total financial assets and liabilities at fair value	$110,821,074	$730,971	$111,552,045

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,155,457
Investments in U.S. Treasury notes			84,096,306
Total investments in U.S. Treasury notes			$105,251,763

(2)
Net unrealized appreciation on open futures and forward currency contracts			$862,180
Net unrealized depreciation on open futures and forward currency contracts			(14,702)
Total net unrealized appreciation on open futures and forward currency contracts			$847,478

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2025, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$1,100	$-	$1,717	$(52,497)	$(49,680)
Energies	36,822	(1,123,529)	160,311	(3,237)	(929,633)
Grains	260	(27,294)	172,776	(16,313)	129,429
Interest rates	262,998	(56,925)	20,175	(67,601)	158,647
Livestock	7,350	-	12,490	-	19,840
Metals	308,427	(49,731)	17,794	(384,258)	(107,768)
Softs	12,040	(122,649)	2,561	(5,715)	(113,763)
Stock indices	123,143	(78,540)	98,647	(41,062)	102,188
Total futures contracts	752,140	(1,458,668)	486,471	(570,683)	(790,740)

Forward currency contracts	2,542,594	(55,804)	68,843	(1,962,083)	593,550

Total futures and
forward currency contracts	$3,294,734	$(1,514,472)	$555,314	$(2,532,766)	$(197,190)

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$(30,910)	$135,028	$(744)	$103,374
Energies	586,246	(7,321)	-	(75,482)	503,443
Grains	-	-	28,595	(130,721)	(102,126)
Interest rates	22,146	(144,171)	245,290	(254,575)	(131,310)
Livestock	640	-	-	-	640
Metals	37,384	(635,879)	403,497	(15,671)	(210,669)
Softs	53,283	(15,695)	59,394	(400)	96,582
Stock indices	70,331	(385,418)	192,548	(20,888)	(143,427)
Total futures contracts	770,030	(1,219,394)	1,064,352	(498,481)	116,507

Forward currency contracts	17,178	(2,287,611)	3,023,976	(22,572)	730,971

Total futures and
forward currency contracts	$787,208	$(3,507,005)	$4,088,328	$(521,053)	$847,478

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2025 and 2024

Sector	Three months ended: June 30, 2025	Three months ended: June 30, 2024	Six months ended: June 30, 2025	Six months ended: June 30, 2024

Futures contracts:
Currencies	$(71,925)	$472,880	$(560,506)	$837,544
Energies	(1,280,814)	(1,083,211)	(528,589)	2,334,581
Grains	62,900	750,326	(70,817)	1,413,718
Interest rates	135,529	3,325,412	450,869	7,040,353
Livestock	38,920	(60,900)	14,500	(72,120)
Metals	98,317	(863,017)	1,258,745	(1,428,873)
Softs	(116,998)	211,980	22,844	(471,806)
Stock indices	175,755	2,723,887	(329,428)	2,656,975

Total futures contracts	(958,316)	5,477,357	257,618	12,310,372

Forward currency contracts	(584,302)	797,040	(2,204,033)	2,106,896

Total futures and
forward currency contracts	$(1,542,618)	$6,274,397	$(1,946,415)	$14,417,268

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2025 and 2024 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2025 and 2024 was approximately $113,000,000 and $125,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2025 and 2024

	2025		2024
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$1,257,450	$8,272,383	$2,153,957	$17,837,413
Energies	25,914,978	1,670,044	19,775,797	4,108,541
Grains	316,853	6,992,853	1,320,213	7,823,288
Interest rates	69,926,503	70,496,607	25,792,845	183,057,379
Livestock	523,850	167,110	183,323	308,170
Metals	9,116,499	1,313,032	4,671,915	6,870,546
Softs	1,863,531	894,812	1,087,643	1,462,429
Stock indices	53,636,084	10,108,229	42,343,884	21,857,409

Total futures contracts	162,555,748	99,915,070	97,329,577	243,325,175

Forward currency contracts	30,993,123	30,475,135	22,634,319	78,355,722

Total futures and
forward currency contracts	$193,548,871	$130,390,205	$119,963,896	$321,680,897

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2025 and December 31, 2024.

Offsetting derivative assets and liabilities at June 30, 2025

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	$965,175	$(681,315)	$283,860
Counterparty K	1,646,262	(1,336,572)	309,690

Total assets	$2,611,437	$(2,017,887)	$593,550

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$180,757	$(143,138)	$37,619
Counterparty J	412,504	(253,656)	158,848
Counterparty L	1,436,089	(841,816)	594,273

Total liabilities	$2,029,350	$(1,238,610)	$790,740

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$283,860	$-	$-	$283,860
Counterparty K	309,690	-	-	309,690

Total	$593,550	$-	$-	$593,550

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$37,619	$-	$(37,619)	$-
Counterparty J	158,848	-	(158,848)	-
Counterparty L	594,273	-	(594,273)	-

Total	$790,740	$-	$(790,740)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2025.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $9,651,316 and $11,972,270 at June 30, 2025 and December 31, 2024, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2025 and 2024. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2025	2024
Profit share earned	$94	$57,006
Reversal of profit share accrued (1)	(3,196)	(27,696)
Profit share accrued	-	386,252
Total profit share	$(3,102)	$415,562

	Six months ended:
	June 30,	June 30,
	2025	2024
Profit share earned	$119	$57,240
Profit share accrued	-	386,252
Total profit share	$119	$443,492

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2025 and December 31, 2024, $0 was owed to the General Partner.

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2025 to August 13, 2025, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements." The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Partnership’s business, its results of operations depend on the General Partner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The General Partner’s investment and trading methods are confidential so that substantially the only information that can be furnished regarding the Partnership’s results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership and its past performance is not necessarily indicative of future results. The General Partner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Partnership has a better likelihood of being profitable than in others.

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

During its operations for the three and six months ended June 30, 2025, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2025

Month Ended:		Total Partners' Capital

June 30, 2025		$111,402,515
March 31, 2025		112,611,370
December 31, 2024		114,588,861

	Three months ended	Six months ended
Change in Partners' Capital	$(1,208,855)	$(3,186,346)
Percent Change	(1.07)%	(2.78)%

THREE MONTHS ENDED JUNE 30, 2025

The decrease in the Partnership’s net assets of $1,208,855 was attributable to withdrawals of $196,213 and net loss after profit share of $1,020,266, which was partially offset by contributions of $7,624.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended June 30, 2025 decreased $56,367 and $47,977, respectively, relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets during the three months ended June 30, 2025, relative to the corresponding period in 2024.

Trade execution and clearing costs for the three months ended June 30, 2025 decreased $44,574 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets and a decrease in trading volume during the three months ended June 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2025 decreased $460,382 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in the Partnership’s net assets during the three months ended June 30, 2025 relative to the corresponding period in 2024.

During the three months ended June 30, 2025, the Partnership experienced net realized and unrealized losses of $1,631,965 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $486,828, administrative expenses of $69,417, custody fees and other expenses of $12,631 were incurred. Interest income of $1,177,473 and profit share from the General Partner of $3,102 offset the Partnership expenses resulting in net loss after profit share to the General Partner of $1,020,266. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(0.57)%
Energies	(1.14)%
Grains	0.06%
Interest rates	0.07%
Livestock	0.04%
Metals	0.08%
Softs	(0.11)%
Stock indices	0.18%

Trading Loss	(1.39)%

SIX MONTHS ENDED JUNE 30, 2025

The decrease in the Partnership’s net assets of $3,186,346 was attributable to withdrawals of $2,481,568 and net loss after profit share of $816,209, which was partially offset by contributions of $111,431.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the six months ended June 30, 2025 decreased $88,586 and $85,035, respectively, relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets during the six months ended June 30, 2025, relative to the corresponding period in 2024.

Trade execution and clearing costs for the six months ended June 30, 2025 decreased $78,489 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets and a decrease in trading volume during the six months ended June 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2025 decreased $721,339 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in the Partnership’s net assets during the six months ended June 30, 2025 relative to the corresponding period in 2024.

During the six months ended June 30, 2025, the Partnership experienced net realized and unrealized losses of $2,105,620 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $999,592, administrative expenses of $141,172, custody fees and other expenses of $17,873 and profit share to the General Partner of $119 were incurred. Interest income of $2,448,167 offset the Partnership expenses resulting in net loss after profit share to the General Partner of $816,209. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(2.39)%
Energies	(0.47)%
Grains	(0.05)%
Interest rates	0.36%
Livestock	0.02%
Metals	1.11%
Softs	0.01%
Stock indices	(0.29)%

Trading Loss	(1.70)%

MANAGEMENT DISCUSSION –2025

Three months ended June 30, 2025

The Partnership was unprofitable during the quarter as losses from trading energy futures, currency forwards and, to a lesser extent, soft commodity futures outpaced the gains from trading equity, interest rate, metal and agricultural commodity futures.

Financial and commodity markets were volatile during the second quarter amidst a number of events including: the Trump administration’s announcement of tariffs despite a 90-day delay to facilitate bilateral negotiations; concerns about the expected deficit and debt implications of the tax and spending within the “One Big Beautiful Bill”; and the Israeli and U.S. attacks on Iran’s uranium enrichment and weapons programs and subsequent ceasefire.

Energy prices were highly volatile during the quarter. For example, Brent crude oil started the quarter near $75/barrel but fell sharply to $60/barrel at the end of April as the U.S.-China trade dispute led economists and analysts to lower their forecasts for global growth, oil demand and prices. Additionally, Organization of the Petroleum Exporting Countries (“OPEC+”) suggested its program of output hikes could be accelerated in coming months. Then, after a period of stability, prices soared above $77/barrel during the 12-day conflict between Iran and Israel/the U.S. Finally, as the ceasefire in that conflict took hold, the price dropped back near $67/barrel. Long positions in Brent and WTI crude oil were unprofitable. Natural gas prices also proved volatile during the quarter. U.S. and United Kingdom (“U.K.”) natural gas prices experienced multi-month lows in April amidst warm temperatures in the U.S. and Europe, healthy natural gas inventories and strong U.S. production. However, during May, prices rose as Europe looked to replenish its depleted reserves and the U.S.-China trade accord seemingly impacted global energy demand, at least temporarily. In June, prices spiked higher during the Israel-Iran conflict and decreased toward the lowest levels of the quarter as a ceasefire was implemented. Amidst the volatility, losses were sustained trading U.S. and European Title Transfer Facility (TTF). Elsewhere, a long position in RBOB gasoline was profitable.

Uncertainty surrounding the structure, goals and ultimate impact of the Trump tariffs, worries over the Federal Reserve (“Fed”) independence and fears about the U.S. fiscal deficits and debt possibly contributed to a shift away from the U.S. dollar. The economic outlook for Europe seemingly due in part to expanding defense and infrastructure spending, especially from Germany, also possibly weighed on the U.S. dollar. The U.S. dollar dropped in April, stabilized somewhat in May and drifted lower again in June, declining about 7% overall during the quarter as measured by the Bloomberg Dollar Index Spot (DXY) spot rate and Bloomberg Dollar Spot Index (BBDXY). Long U.S. dollar trades versus the Swiss franc, Korean won, Israeli shekel, U.K. pound, New Zealand, Australian and Canadian dollars and a few other currencies posted losses, especially in April. Meanwhile, long positions in the high-yield Brazilian real, Mexican peso and Polish zloty and a few other currencies against the U.S. dollar produced partially offsetting profits. A long U.S. dollar trade relative to the Japanese yen early in April was also profitable.

Coffee futures prices experienced volatility during the quarter. In April, concerns over Brazil’s 2025/26 coffee crop, low inventories and tariff issues seemed to strengthen prices. Later, prices seemed to weaken amidst strong harvest progress in Brazil for the 2025/26 crop and expectations of abundant global supply, particularly from top producer Vietnam. A long Arabica coffee position was unprofitable and was significantly reduced. Meanwhile, long cocoa futures positions registered partially offsetting profits as prices rose early in the quarter, coinciding with supply concerns in West Africa and unexpectedly strong demand from Europe, the U.S. and Asia.

Equity markets were volatile during the quarter. Early in the period, global equity markets sold off amid U.S. tariff announcements. Subsequently, however, they rebounded while implementation delays were announced and negotiations tentatively ensued. Amid concerns about U.S. fiscal policy initiatives, global monetary policy and geopolitical hotspots, the recovery was not consistent. On balance, long positions in U.S., Japanese, Taiwanese, Singaporean and Korean equity futures, and trading of the iShares MSCI Emerging Markets ETF emerging markets index futures were profitable. On the other hand, long positions in European and Chinese stock index futures and trading of Brazilian and Indian index futures posted largely offsetting losses.

Trading of interest rate futures was mixed and slightly profitable from April through June. Long positions in short-term U.S., British, Australian and Italian interest rate futures were profitable, especially early in the period amidst economic, political and geopolitical uncertainties. A short Japanese government bond trade was also profitable as market participants seemed to be wary of a Bank of Japan rate hike. A short U.K. gilt position was also profitable as the Bank of England did not cut official rates. Conversely, trading of German, French, U.S. and Canadian note and bond futures generated largely offsetting losses as the Fed did not cut interest rates, the U.S. and China reached a temporary trade compromise and there were concerns about government deficits and debt globally and geopolitical risks.

Metal prices were volatile during the period. Early in the quarter, worries about the impact of tariffs on trade and economic growth seemed to weigh down prices of copper, aluminum and silver, palladium and platinum—metals that have significant industrial uses. Meanwhile, gold prices increased amid economic, political and geopolitical uncertainties. Later in the quarter, however, silver and platinum prices, which had trailed behind gold’s persistent rally, increased to over 10-year highs, possibly impacted by safe-haven demand amid heightened Middle East tensions and a tight supply background. Copper and aluminum prices also pushed higher, possibly reflecting tariff-related squeezes and expectations that manufacturing demand would remain robust this year. Meanwhile, gold prices decreased as the U.S. brokered a ceasefire to the 12-day Iran-Israel/U.S. conflict. On balance, gains from trading gold and silver were slightly larger than the losses from trading copper, aluminum and platinum.

Short corn, soybean and wheat positions were profitable while prices declined alongside ample supply prospects for the U.S., Brazil and Russia. On the other hand, trading soybean oil, during a period of concern about U.S. and Indonesian biofuel blending mandates, resulted in a largely offsetting loss.

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

Shifting growth expectation for the U.S., Europe and China amid U.S. trade, immigration, fiscal and foreign policy initiatives seemingly disrupted equity markets globally. Trading of equity futures was mixed and fractionally unprofitable for the quarter. The rollout of certain U.S. policies was followed by a sharp selloff in Asia (excluding China) equities and long positions in Japanese and Australian equity futures, and trading of Taiwanese, Singaporean, Korean and iShares MSCI Emerging Markets ETF emerging market index futures posted losses. The Brazilian Bovespa index, which had fallen 30% last year, gained sharply during the quarter amid investors rotating into Brazilian equities and out of U.S. equities. A short Bovespa stock index futures trade was also unprofitable. On the other hand, amid positive valuations, declining official interest rates and signs of improving economic activity, the Partnership generated partially offsetting gains on long positions in European and U.K. equity index futures. Long positions in Chinese equity futures also generated gains as President Xi’s met with corporate leaders, particularly ahead of the March National People’s Congress.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2025.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership’s Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. On April 1, 2025, May 1, 2025 and June 1, 2025, The Partnership sold Interests to new and existing limited partners of $2,774, $2,224 and $2,626, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2025:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2025	$ (58,791)	$ -	$ (58,791)
May 31, 2025	-	(8,400)	(8,400)
June 30, 2025	(57,084)	(71,938)	(129,022)
Total	$ (115,875)	$ (80,338)	$ (196,213)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended June 30, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

By:	Millburn Ridgefield LLC,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2025		(Principal Accounting Officer)