Form 10-Q
period 2025-09-30
NESTOR PARTNERS
filed 2025-11-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   September 30, 2025

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
For the three and nine months ended September 30, 2025 and 2024 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At September 30, 2025 (unaudited) and December 31, 2024
(b) For the three and nine months ended September 30, 2025 and 2024 (unaudited)
(c) For the nine months ended September 30, 2025 and 2024 (unaudited)

Nestor Partners
Statements of Financial Condition

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $24,114,110 and $21,132,300)	$24,130,106	$21,155,457
Net unrealized appreciation on open futures and forward
currency contracts	795,090	862,180
Due from brokers, net	1,405,240	3,224,562
Cash denominated in foreign currencies (cost $843,441
and $369,306)	832,852	344,936

Total equity in trading accounts	27,163,288	25,587,135

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $78,986,255 and $84,017,183)	79,067,114	84,096,306

CASH AND CASH EQUIVALENTS	2,554,305	5,702,804

ACCRUED INTEREST RECEIVABLE	464,234	667,071

TOTAL	$109,248,941	$116,053,316

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$2,700	$56,857
Net unrealized depreciation on open futures and forward
currency contracts	205,600	14,702
Accrued management fees	71,709	78,666
Accrued installment selling commissions	51,487	60,511
Accrued trade execution and clearing costs	5,022	10,010
Due to brokers, net	756,929	-
Cash overdraft denominated in foreign currencies (cost $221,821
and $0)	222,505	-
Accrued expenses	114,346	71,197
Capital withdrawals payable to Limited Partners	674,994	835,909
Capital withdrawals payable to General Partner	-	336,603

Total liabilities	2,105,292	1,464,455

PARTNERS' CAPITAL	107,143,649	114,588,861

TOTAL	$109,248,941	$116,053,316

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
September 30, 2025 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)

FUTURES CONTRACTS
Long futures contracts:
Currencies	0.00%	$2,325
Energies	(0.07)	(71,390)
Interest rates:
30 Year U.S. Treasury Bond (24 contracts, settlement date December 2025)	0.01	5,875
Other	(0.08)	(87,264)

Total interest rates	(0.07)	(81,389)

Livestock	0.00	620
Metals	0.57	614,892
Softs	(0.00)	(3,072)
Stock indices	0.15	160,537

Total long futures contracts	0.58	622,523

Short futures contracts:
Currencies	(0.00)	(509)
Energies	0.02	26,129
Grains	0.37	393,970
Interest rates:
5 Year U.S. Treasury Note (111 contracts, settlement date December 2025)	0.01	5,594
Other	(0.05)	(50,467)

Total interest rates	(0.04)	(44,873)

Livestock	0.00	940
Metals	(0.50)	(539,517)
Softs	0.01	7,493
Stock indices	(0.08)	(81,120)

Total short futures contracts	(0.22)	(237,487)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.36	385,036

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(0.12)	(124,808)
Total short forward currency contracts	0.31	329,262

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.19	204,454

TOTAL	0.55%	$589,490

		(Continued)

Nestor Partners
Condensed Schedule of Investments
September 30, 2025 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,552,000	U.S. Treasury notes, 2.250%, 11/15/2025	33.12%	$35,477,702
34,779,000	U.S. Treasury notes, 1.625%, 02/15/2026	32.19	34,490,307
33,879,000	U.S. Treasury notes, 1.500%, 08/15/2026	31.01	33,229,211

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $103,100,365)	96.32%	$103,197,220

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2024

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(30,910)
Energies	0.51	578,925
Interest rates	(0.11)	(122,025)
Livestock	0.00	640
Metals	(0.52)	(598,495)
Softs	0.03	37,588
Stock indices	(0.27)	(315,087)

Total long futures contracts	(0.39)	(449,364)

Short futures contracts:
Currencies	0.12	134,284
Energies	(0.07)	(75,482)
Grains	(0.09)	(102,126)
Interest rates:
5 Year U.S. Treasury Note (235 contracts, settlement date March 2025)	0.02	25,641
Other	(0.03)	(34,926)

Total interest rates	(0.01)	(9,285)

Metals	0.34	387,826
Softs	0.05	58,994
Stock indices	0.15	171,660

Total short futures contracts	0.49	565,871

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.10	116,507

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.98)	(2,270,433)
Total short forward currency contracts	2.62	3,001,404

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.64	730,971

TOTAL	0.74%	$847,478

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2024

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,552,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.94%	$35,452,010
34,879,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.20	34,608,552
35,679,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.71	35,191,201

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,149,483)	91.85%	$105,251,763

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest income, net	$1,144,795	$1,525,675

EXPENSES:
Brokerage and management fees:
Management fees	221,275	260,511
Installment selling commissions	157,750	182,819
Trade execution and clearing costs	112,539	122,138
Total brokerage and management fees	491,564	565,468

Administrative expenses	69,299	75,768
Custody fees and other expenses	9,128	6,922

Total expenses	569,991	648,158

NET INVESTMENT INCOME	574,804	877,517

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized (losses) on closed positions:
Futures and forward currency contracts	(4,328,188)	(9,013,213)
Foreign exchange transactions	(70,668)	(13,655)
Net change in unrealized:
Futures and forward currency contracts	786,680	(2,216,094)
Foreign exchange translation	(16,933)	8,543
Net gains from U.S. Treasury notes:
Realized	-	4,811
Net change in unrealized	102,272	234,891

Total net realized and unrealized losses	(3,526,837)	(10,994,717)

NET LOSS	(2,952,033)	(10,117,200)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	-	(385,367)
NET LOSS AFTER PROFIT SHARE TO (FROM)
GENERAL PARTNER	$(2,952,033)	$(9,731,833)

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
INVESTMENT INCOME:
Interest income, net	$3,592,962	$4,695,181

EXPENSES:
Brokerage and management fees:
Management fees	690,502	818,324
Installment selling commissions	487,707	597,811
Trade execution and clearing costs	312,947	401,035
Total brokerage and management fees	1,491,156	1,817,170

Administrative expenses	210,471	229,442
Custody fees and other expenses	27,001	17,848

Total expenses	1,728,628	2,064,460

NET INVESTMENT INCOME	1,864,334	2,630,721

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(5,229,935)	1,620,160
Foreign exchange transactions	(149,991)	(92,751)
Net change in unrealized:
Futures and forward currency contracts	(257,988)	1,567,801
Foreign exchange translation	13,097	(33,970)
Net gains (losses) from U.S. Treasury notes:
Realized	(2,215)	(4,575)
Net change in unrealized	(5,425)	97,295

Total net realized and unrealized gains (losses)	(5,632,457)	3,153,960

NET INCOME (LOSS)	(3,768,123)	5,784,681
LESS PROFIT SHARE TO GENERAL PARTNER	119	58,125
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(3,768,242)	$5,726,556

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the nine months ended September 30, 2025:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2025	$43,776,004	$68,669,182	$-	$2,143,675	$114,588,861
Contributions	-	118,853	119	-	118,972
Withdrawals	(2,915,817)	(880,125)	-	-	(3,795,942)
Net loss	(1,951,601)	(1,766,309)	(4)	(50,209)	(3,768,123)
General Partner's allocation:
New Profit-Accrued	(119)	-	-	-	(119)
PARTNERS' CAPITAL-
September 30, 2025	$38,908,467	$66,141,601	$115	$2,093,466	$107,143,649

For the nine months ended September 30, 2024:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2024	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644
Contributions	-	144,494	58,125	-	202,619
Withdrawals	(8,514,899)	(1,320,014)	-	-	(9,834,913)
Reclass (1)	(610,927)	610,927	-	-
Net income (loss)	2,163,720	3,504,781	(5,289)	121,469	5,784,681
General Partner's allocation:
New Profit-Accrued	(58,125)	-	-	-	(58,125)
PARTNERS' CAPITAL-
September 30, 2024	$43,955,216	$66,540,499	$52,836	$2,223,355	$112,771,906

(1) Partner transfer from LP to SLP on August 1, 2024

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended September 30, 2025 and 2024	Limited Partners		Special Limited Partners
	2025	2024	2025	2024

Ratios to average capital:
Net investment income (a)	0.23%	1.29%	3.12%	4.23%

Total expenses (a)	3.93%	3.98%	1.03%	1.02%
Profit share allocation (b) (c)	0.00%	(0.80)%	0.00%	(0.01)%
Total expenses and profit share allocation	3.93%	3.18%	1.03%	1.01%

Total return before profit share allocation (b)	(3.12)%	(8.53)%	(2.41)%	(7.74)%
Less: profit share allocation (b) (c)	0.00%	(0.80)%	0.00%	(0.01)%
Total return after profit share allocation	(3.12)%	(7.73)%	(2.41)%	(7.73)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

For the nine months ended September 30, 2025 and 2024	Limited Partners		Special Limited Partners
	2025	2024	2025	2024

Ratios to average capital:
Net investment income (a)	0.41%	1.14%	3.31%	4.05%

Total expenses (a)	3.90%	3.96%	0.98%	1.02%
Profit share allocation (b) (c)	0.00%	0.11%	0.00%	(0.01)%
Total expenses and profit share allocation	3.90%	4.07%	0.98%	1.01%

Total return before profit share allocation (b)	(4.69)%	3.34%	(2.58)%	5.54%
Less: profit share allocation (b) (c)	0.00%	0.11%	0.00%	(0.01)%
Total return after profit share allocation	(4.69)%	3.23%	(2.58)%	5.55%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at September 30, 2025 (unaudited) and December 31, 2024 (audited) and the results of its operations for the three and nine months ended September 30, 2025 and 2024 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission as of and for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of and for the year ended December 31, 2024.

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

The following tables represent the Partnership’s investments by hierarchical level as of September 30, 2025 and December 31, 2024 in valuing the Partnership’s investments at fair value. During the three and nine months ended September 30, 2025 and December 31, 2024, respectively, the Partnership held no assets or liabilities in Level 3. At September 30, 2025 and December 31, 2024, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of September 30, 2025

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$103,197,220	$-	$103,197,220
Short-Term Money Market Fund*	2,304,305	-	2,304,305
Exchange-Traded Futures Contracts
Currencies	1,816	-	1,816
Energies	(45,261)	-	(45,261)
Grains	393,970	-	393,970
Interest rates	(126,262)	-	(126,262)
Livestock	1,560	-	1,560
Metals	75,375	-	75,375
Softs	4,421	-	4,421
Stock indices	79,417	-	79,417

Total exchange-traded futures contracts	385,036	-	385,036

Over-the-Counter Forward Currency Contracts	-	204,454	204,454

Total futures and forward currency contracts (2)	385,036	204,454	589,490

Total financial assets and liabilities at fair value	$105,886,561	$204,454	$106,091,015

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,130,106
Investments in U.S. Treasury notes			79,067,114
Total investments in U.S. Treasury notes			$103,197,220

(2)
Net unrealized appreciation on open futures and forward currency contracts			$795,090
Net unrealized depreciation on open futures and forward currency contracts			(205,600)
Total net unrealized appreciation on open futures and forward currency contracts			$589,490

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,251,763	$-	$105,251,763
Short-Term Money Market Fund*	5,452,804	-	5,452,804
Exchange-Traded Futures Contracts
Currencies	103,374	-	103,374
Energies	503,443	-	503,443
Grains	(102,126)	-	(102,126)
Interest rates	(131,310)	-	(131,310)
Livestock	640	-	640
Metals	(210,669)	-	(210,669)
Softs	96,582	-	96,582
Stock indices	(143,427)	-	(143,427)

Total exchange-traded futures contracts	116,507	-	116,507

Over-the-Counter Forward Currency Contracts	-	730,971	730,971

Total futures and forward currency contracts (2)	116,507	730,971	847,478

Total financial assets and liabilities at fair value	$110,821,074	$730,971	$111,552,045

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$21,155,457
Investments in U.S. Treasury notes			84,096,306
Total investments in U.S. Treasury notes			$105,251,763

(2)
Net unrealized appreciation on open futures and forward currency contracts			$862,180
Net unrealized depreciation on open futures and forward currency contracts			(14,702)
Total net unrealized appreciation on open futures and forward currency contracts			$847,478

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at September 30, 2025, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at September 30, 2025 and December 31, 2024. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at September 30, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$2,325	$-	$37,597	$(38,106)	$1,816
Energies	6,775	(78,165)	35,903	(9,774)	(45,261)
Grains	-	-	399,602	(5,632)	393,970
Interest rates	43,146	(124,535)	36,212	(81,085)	(126,262)
Livestock	620	-	2,160	(1,220)	1,560
Metals	650,842	(35,950)	12,327	(551,844)	75,375
Softs	13,439	(16,511)	8,815	(1,322)	4,421
Stock indices	203,268	(42,731)	50,757	(131,877)	79,417
Total futures contracts	920,415	(297,892)	583,373	(820,860)	385,036

Forward currency contracts	739,080	(863,888)	939,712	(610,450)	204,454

Total futures and
forward currency contracts	$1,659,495	$(1,161,780)	$1,523,085	$(1,431,310)	$589,490

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$-	$(30,910)	$135,028	$(744)	$103,374
Energies	586,246	(7,321)	-	(75,482)	503,443
Grains	-	-	28,595	(130,721)	(102,126)
Interest rates	22,146	(144,171)	245,290	(254,575)	(131,310)
Livestock	640	-	-	-	640
Metals	37,384	(635,879)	403,497	(15,671)	(210,669)
Softs	53,283	(15,695)	59,394	(400)	96,582
Stock indices	70,331	(385,418)	192,548	(20,888)	(143,427)
Total futures contracts	770,030	(1,219,394)	1,064,352	(498,481)	116,507

Forward currency contracts	17,178	(2,287,611)	3,023,976	(22,572)	730,971

Total futures and
forward currency contracts	$787,208	$(3,507,005)	$4,088,328	$(521,053)	$847,478

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and nine months ended September 30, 2025 and 2024 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and nine months ended September 30, 2025 and 2024

Sector	Three months ended: September 30, 2025	Three months ended: September 30, 2024	Nine months ended: September 30, 2025	Nine months ended: September 30, 2024

Futures contracts:
Currencies	$227,623	$(1,055,823)	$(332,883)	$(218,279)
Energies	(314,168)	(4,279,358)	(842,757)	(1,944,777)
Grains	444,329	(456,841)	373,512	956,877
Interest rates	(3,812,491)	(3,299,767)	(3,361,622)	3,740,586
Livestock	1,480	(49,510)	15,980	(121,630)
Metals	(88,196)	683,740	1,170,549	(745,133)
Softs	61,739	119,562	84,583	(352,244)
Stock indices	(616,270)	912,116	(945,698)	3,569,091

Total futures contracts	(4,095,954)	(7,425,881)	(3,838,336)	4,884,491

Forward currency contracts	554,446	(3,803,426)	(1,649,587)	(1,696,530)

Total futures and
forward currency contracts	$(3,541,508)	$(11,229,307)	$(5,487,923)	$3,187,961

The following table presents average notional value by sector of open futures and forward currency contracts for the nine months ended September 30, 2025 and 2024 in U.S. dollars. The Partnership’s average net asset value for the nine months ended September 30, 2025 and 2024 was approximately $112,000,000 and $123,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the nine months ended September 30, 2025 and 2024

	2025		2024
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$1,051,327	$9,490,148	$1,860,534	$19,164,543
Energies	19,997,202	2,747,729	15,786,163	4,022,646
Grains	237,640	8,245,428	1,126,799	8,364,489
Interest rates	74,350,991	62,882,970	57,119,095	140,402,296
Livestock	416,365	249,548	137,493	607,088
Metals	9,298,420	1,298,548	7,043,312	5,416,699
Softs	1,668,966	933,713	1,368,695	1,244,479
Stock indices	46,808,031	14,764,001	44,210,143	19,022,635

Total futures contracts	153,828,942	100,612,085	128,652,234	198,244,875

Forward currency contracts	28,069,080	41,891,875	23,289,979	78,344,836

Total futures and
forward currency contracts	$181,898,022	$142,503,960	$151,942,213	$276,589,711

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at September 30, 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of September 30, 2025 and December 31, 2024.

Offsetting derivative assets and liabilities at September 30, 2025

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$611,855	$(131,096)	$480,759

Forward currency contracts
Counterparty G	596,930	(282,599)	314,331

Total assets	$1,208,785	$(413,695)	$795,090

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$72,275	$(70,006)	$2,269
Counterparty L	915,379	(821,925)	93,454
Total futures contracts	987,654	(891,931)	95,723

Forward currency contracts
Counterparty K	1,191,738	(1,081,861)	109,877

Total liabilities	$2,179,392	$(1,973,792)	$205,600

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$314,331	$-	$(314,331)	$-
Counterparty J	480,759	-	-	480,759

Total	$795,090	$-	$(314,331)	$480,759

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$2,269	$-	$(2,269)	$-
Counterparty K	109,877	-	(109,877)	-
Counterparty L	93,454	-	(93,454)	-

Total	$205,600	$-	$(205,600)	$-

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
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of September 30, 2025.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $9,574,233 and $11,972,270 at September 30, 2025 and December 31, 2024, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and nine months ended September 30, 2025 and 2024. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	September 30,	September 30,
	2025	2024
Profit share earned	$-	$885
Reversal of profit share accrued (1)	-	(386,252)
Profit share accrued	-	-
Total profit share	$-	$(385,367)

	Nine months ended:
	September 30,	September 30,
	2025	2024
Profit share earned	$119	$58,125
Profit share accrued	-	-
Total profit share	$119	$58,125

(1) on July 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At September 30, 2025 and December 31, 2024, $0 was owed to the General Partner.

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

7. DUE FROM/TO BROKERS

At September 30, 2025 and December 31, 2024, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

8. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from October 1, 2025 to November 13, 2025, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, “Financial Statements.” The information contained therein is essential to, and should be read in connection with, the following analysis.

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

During its operations for the three and nine months ended September 30, 2025, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended September 30, 2025

Month Ended:		Total Partners' Capital

September 30, 2025		$107,143,649
June 30, 2025		111,402,515
December 31, 2024		114,588,861

	Three months ended	Nine months ended
Change in Partners' Capital	$(4,258,866)	$(7,445,212)
Percent Change	(3.82)%	(6.50)%

THREE MONTHS ENDED SEPTEMBER 30, 2025

The decrease in the Partnership’s net assets of $4,258,866 was attributable to withdrawals of $1,314,374 and net loss after profit share of $2,952,033, which was partially offset by contributions of $7,541.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended September 30, 2025 decreased $39,236 and $25,069, respectively, relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets during the three months ended September 30, 2025, relative to the corresponding period in 2024.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Partnership’s brokers and counterparties or with third parties to facilitate electronic trading with the Partnership’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the three months ended September 30, 2025 decreased $9,599 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets, which was partially offset by an increase in trading volume during the three months ended September 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended September 30, 2025 decreased $380,880 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in the Partnership’s net assets during the three months ended September 30, 2025 relative to the corresponding period in 2024.

During the three months ended September 30, 2025, the Partnership experienced net realized and unrealized losses of $3,526,837 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $491,564, administrative expenses of $69,299, custody fees and other expenses of $9,128 were incurred. Interest income of $1,144,795 offset the Partnership expenses resulting in net loss after profit share to the General Partner of $2,952,033. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	0.71%
Energies	(0.31)%
Grains	0.42%
Interest rates	(3.42)%
Livestock	(0.01)%
Metals	(0.06)%
Softs	0.05%
Stock indices	(0.54)%

Trading Loss	(3.16)%

NINE MONTHS ENDED SEPTEMBER 30, 2025

The decrease in the Partnership’s net assets of $7,445,212 was attributable to withdrawals of $3,795,942 and net loss after profit share of $3,768,242, which was partially offset by contributions of $118,972.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the nine months ended September 30, 2025 decreased $127,822 and $110,104, respectively, relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets during the nine months ended September 30, 2025, relative to the corresponding period in 2024.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Partnership’s brokers and counterparties or with third parties to facilitate electronic trading with the Partnership’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the nine months ended September 30, 2025 decreased $88,088 relative to the corresponding period in 2024. The decrease was due mainly to a decrease in the Partnership’s net assets and a decrease in trading volume during the nine months ended September 30, 2025 relative to the corresponding period in 2024.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the nine months ended September 30, 2025 decreased $1,102,219 relative to the corresponding period in 2024. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in the Partnership’s net assets during the nine months ended September 30, 2025 relative to the corresponding period in 2024.

During the nine months ended September 30, 2025, the Partnership experienced net realized and unrealized losses of $5,632,457 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $1,491,156, administrative expenses of $210,471, custody fees and other expenses of $27,001 and profit share to the General Partner of $119 were incurred. Interest income of $3,592,962 offset the Partnership expenses resulting in net loss after profit share to the General Partner of $3,768,242. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	(1.69)%
Energies	(0.78)%
Grains	0.37%
Interest rates	(3.07)%
Livestock	0.01%
Metals	1.05%
Softs	0.06%
Stock indices	(0.83)%

Trading Loss	(4.88)%

MANAGEMENT DISCUSSION –2025

Three months ended September 30, 2025

The Partnership was unprofitable during the quarter as losses from trading interest rate and equity index futures far outpaced the gain from trading currency forwards. Meanwhile, trading of commodity futures was nearly flat as profits from trading grain and soft commodity futures were marginally bigger than the losses from trading energy and metal futures.

Interest rates were volatile in the July-September period. Short-term interest rates generally declined as central banks cut official interest rates following receding inflation and concerns about slowing growth and employment, although sticky services, housing inflation and tariff uncertainties at times seemingly interrupted the declines. Meanwhile, medium- and long-term interest rates tended to rise amid concerns about the sustainability of fiscal policy agendas globally—especially in the United Kingdom (“U.K.”), France, Germany, Japan and the U.S.—although growth worries possibly limited the rise. Trading of French, Italian, German, U.K., U.S. and Australian interest rate futures was unprofitable.

Optimism around capital expenditure spending on artificial intelligence (“AI”), power and electricity, and defense and infrastructure, together with declines in official interest rates, seemed to strengthen equities during the quarter, although concerns about tariffs, trade, global growth, threats to Federal Reserve (“Fed”) independence and a looming U.S. government shutdown appeared to dampen investor enthusiasm at times. Against this background and China’s anti-involution program, long positions in Korean, Chinese, Hong Kong, Taiwanese and Singaporean stock index futures were profitable. On the other hand, short positions in U.S., U.K., European and Brazilian equity futures posted fractionally larger losses.

The U.S. dollar, fell during the first half of 2025, rebounded in July, and resumed its decline in August and September. Growth concerns and signs of a slowing U.S. labor market coincided with the Fed’s rate cut cycle restart, concerns about Fed independence and expectations of an impending U.S. government shutdown. Short U.S. dollar trades versus the high-yielding Mexican peso and Brazilian real were profitable. Trading the U.S. dollar against the Swiss franc and British pound were also profitable. Similarly, long U.S. dollar positions relative to the New Zealand and Canadian dollars were profitable amid marked economic slowdowns in New Zealand and Canada, possibly impacted by trade difficulties. Comparatively, trading the U.S. dollar against the Chilean peso, Chinese renminbi and Singapore dollar registered partially offsetting losses.

Ample grain supplies and trade and tariff policy effects seemed to weigh on grain prices. For example, China’s decisions to discontinue its purchases of U.S. soybeans and to impose a provisional anti-dumping duty on Canadian canola effectively blocked access to the Chinese market for those products. Short positions in soybeans, wheat, corn and soybean oil were profitable.

Arabica Coffee prices rose late in the quarter, possibly impacted by a continued decline in certified stocks. At the same time, U.S. roasters searched for alternatives following the imposition of a 50% tariff on coffee exports from Brazil. Meanwhile, Brazil’s coffee-growing regions continued to face challenging weather conditions, including drought, irregular rainfall, and cold snaps, all of which typically threaten crop yields. A long Arabica futures trade was profitable.

Energy prices were volatile during the quarter. Prices decreased at times, possibly due to concerns over a global supply glut following the Internation Energy Agency’s forecast that supply will outpace demand in coming quarters and Organization of the Petroleum Exporting Countries’ (“OPEC+”) effort to restore idle capacity. Additional pressure seemingly came from expectations of reduced fuel consumption as the summer driving season came to an end. Comparatively, geopolitical tensions and supply risks surrounding events in Russia, Ukraine and India, together with stronger than expected U.S. growth data, appeared to help support oil prices. Long positions in crude oil and heating oil, along with trading of RBOB gasoline and carbon emissions, were unprofitable. Trading in European Title Transfer Facility (TTF) gas was also unprofitable as prices were volatile amid supply uncertainties surrounding geopolitical tensions from Russia’s war on Ukraine. On the other hand, a short U.S. natural gas trade was profitable as natural gas prices fell in volatile trading in July amid high production and inventory levels and moderate temperatures that seemingly impacted demand. A long London gas oil trade was also profitable in July.

Metal prices continued to be volatile amid tariff, trade, geopolitical and macroeconomic factors. A long Chicago copper trade was unprofitable in July when prices decreased as President Trump indicated that refined copper would be exempt from U.S. tariffs. Prices for metals with both precious and industrial uses, like platinum and silver, which had been seemingly weighed down by concerns about industrial demand, increased during the quarter, and short positions posted sizable losses. On the other hand, long gold trades were profitable as prices, completing their seventh straight weekly advance, closed the quarter at an all-time high near $3900/oz. amid a weaker dollar, hopes for lower U.S. interest rates and safe-haven demand. Buyers included central banks, institutional investors and retail investors.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2025.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership’s Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. On July 1, 2025, August 1, 2025 and September 1, 2025, The Partnership sold Interests to new and existing limited partners of $2,700, $2,444 and $2,397, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended September 30, 2025:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

July 31, 2025	$ (41,949)	$ (8,359)	$ (50,308)
August 31, 2025	(589,072)	-	(589,072)
September 30, 2025	(126,334)	(548,660)	(674,994)
Total	$ (757,355)	$ (557,019)	$ (1,314,374)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended September 30, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

By:	Millburn Ridgefield LLC,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: November 13, 2025		(Principal Accounting Officer)