Form 10-K
period 2025-12-31
NESTOR PARTNERS
filed 2026-03-31
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2025

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

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the years ended December 31, 2025 and 2024 and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2025, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of December 31, 2025 the aggregate net asset value of the Partnership was $106,495,031. The value at December 31, 2025 of a limited partner’s initial $1,000 investment in the Partnership on February 1, 1977 would be $60,754.40, based on the actual rate of return a limited partner’s investment in the Partnership would have recognized, net of the highest charges applicable to a limited partner, during each month in the calculation period from February 1, 1977 to December 31, 2025.

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

Over approximately 55 years, the General Partner and its predecessor entities have developed hundreds of trading systems. These trading systems generate buy or sell decisions in a particular market based on the analysis of a range of quantitative data, and the interactions of such data, in the particular market or in markets in general.

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

(b)    Holders

As of December 31, 2025, there were 254 holders of Interests.

(c)    Dividends

No distributions or dividends have been made on the Interests, and the General Partner has no present intention to make any.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Interests are sold on a monthly basis through the General Partner and certain selling agents retained by the General Partner to act as its agents. The offering price of an Interest is equal to the amount of cash contributed to the Partnership by a limited partner. Between October 1, 2025 and December 31, 2025, the Partnership issued Interests at the beginning of each calendar month, as set forth in the following chart, to both new limited partners as well as to existing special limited partners making additional investments.

	Number of
	Interests Sold to	Dollar Amount
	Special Limited	of such
Month	Partners	Interests Sold
October 1, 2025	1	$2,390
November 1, 2025	1	$2,218
December 1, 2025	1	$2,183

Total	3	$6,791

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

 The following table summarizes limited partner and special limited partner withdrawals during the fourth calendar quarter of 2025.

	Limited Partners	Special Limited Partners
Month	Amount withdrawn	Amount withdrawn
October 31, 2025	$83,578	$4,638
November 30, 2025	$78,200	$555,903
December 31, 2025	$1,053,144	$100,385

Total	$1,214,922	$660,926

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

The Partnership’s assets are generally held as cash or cash equivalents, including U.S. government securities or securities issued by federal agencies (or, to a limited extent, foreign government securities in connection with trading on non-U.S. exchanges), other CFTC-authorized investments or held in bank or certain other money market instruments (e.g., bankers acceptances and Eurodollar or other time deposits), which are used to margin the Partnership’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures and forward trading, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2025, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

2025

During 2025, the Partnership incurred net realized and unrealized losses of $4,897,355 from its trading operations (including foreign exchange transactions and translations). Total brokerage and management fees of $1,978,282, administrative expenses of $277,143 and custody fees and other expenses of $35,874 were paid or accrued. The Partnership paid a profit share to the General Partner of $119. Interest income of $4,641,087 offset the Partnership’s expenses resulting in a net loss after profit share to the General Partner of $2,547,686.

Analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.09)%
Energies	(2.22)%
Grains	(0.08)%
Interest rates	(4.46)%
Livestock	0.05%
Metals	1.95%
Softs	0.00%
Stock indices	0.76%

Total	(4.09)%

The Partnership was unprofitable as losses from trading interest rate futures, energy futures and, to a small extent, currency forwards exceeded profits from trading metal and equity index futures. Trading in soft and agricultural commodity futures was nearly flat.

Throughout the year, forecasts and expectations regarding global and regional growth, inflation and unemployment fluctuated as market participants attempted to assess the potential impact of the Trump Administration’s implementation of tariff and trade policies, tax and spending initiatives, immigration policy and regulatory changes. Concerns about global government debt and deficits, the potential short-term versus long-term impacts of the artificial intelligence revolution and geopolitical uncertainties—including Ukraine/Russia, Gaza, Iran, and Venezuela—also coincided with volatility in global financial and commodity markets.

Trading interest rate futures across maturities and geographies was negative. Developed market central banks sought to balance concerns about persistent inflation and rising unemployment, and short-term interest rates were volatile, although they declined markedly during the year. Meanwhile, medium- and long-term interest rates were volatile amid governmental debt and deficit concerns and increasing private demand to finance the artificial intelligence revolution and related power demands, which were associated with expectations for higher interest rates. Trading of U.S., European, Canadian, Australian and Japanese interest rate futures were unprofitable.

Energy prices were volatile throughout the year. Geopolitical tensions—including, U.S. sanction and tariff threats against Russia, the 12-day Israel/Iran conflict, the U.S. oil blockade and drug interdiction of Venezuela, the Trump Administration’s general trade and tariff policies and U.S.-China trade negotiations—were associated with periodic increases in prices. On the other hand, increased production from OPEC+, together with production increases from non-OPEC+ countries, including the U.S., Guyana, Brazil, Canada and Argentina, among others, coincided with a global supply glut. Persistent sluggish growth and energy demand in China accompanied these supply conditions. Overall, trading Brent crude oil, West Texas Intermediate (WTI) crude oil, Reformulated Blendstock for Oxygenate Blending (RBOB) gasoline, London gas oil and heating oil was unprofitable. Trading in Dutch Title Transfer Facility (TTF) natural gas was also unprofitable, amid a period in which the market was seemingly sensitive to a combination of geopolitical tensions, weather anomalies and shifting global trade policies. Trading in carbon emissions also generated a loss. Conversely, trading U.S. natural gas futures was fractionally profitable.

Throughout 2025, the U.S. dollar traded amid several factors, including a narrowing of favorable interest rate and growth rate differentials, concerns regarding Federal Reserve independence, trade policy and tariff uncertainty, fiscal policy deficit and debt concerns, and a reduced role for the U.S. dollar as a reserve and haven currency. Consequently, long U.S. dollar positions against the euro, Swiss franc, Singapore dollar, British pound, Australian dollar, New Zealand dollar, Chinese renminbi and several other currencies were unprofitable, especially during the first half of the year. Conversely, short U.S. dollar trades against the high yield Mexican peso, Brazilian real, Polish zloty and South African rand generated largely offsetting gains. A credit rating upgrade for South Africa also coincided with an increase in the South African rand. A long U.S. dollar trade versus the Japanese yen was also profitable.

Long gold positions were highly profitable amid declining interest rates, a weak U.S. dollar, haven demand associated with geopolitical tensions, tariff concerns, economic uncertainties, and continuing central bank diversification demand potentially impacted gold prices throughout the year. Long London copper and aluminum trades were also profitable in the fourth quarter, during a period in which prices increased alongside idiosyncratic supply conditions and strong demand related to artificial intelligence and electricity usage. Conversely, other metal prices were volatile amid tariff, trade, geopolitical and macroeconomic factors and registered partially offsetting losses. For example, early in the period, concerns regarding the potential impact of tariffs on trade and economic growth seemed to be associated with lower prices for New York copper, nickel, zinc and, to a lesser extent, silver and platinum, metals with significant industrial uses. Later, however, silver and platinum reached price levels above 10-year highs, coinciding with losses from short trades.

Equity markets traded amid robust capital expenditures on artificial intelligence, energy and electricity, defense and infrastructure, declining official interest rates and generally solid corporate earnings. However, persistent concerns about trade policy, tariffs, geopolitical tensions, fiscal debt and deficits and elevated valuations were associated with subdued market sentiment. Long positions in Korean, Japanese, Taiwanese and Singaporean equity index futures were profitable. Corporate and equity market reforms coincided with increases in the Korean and Japanese markets. Long positions in Spanish, Italian and European, Australasia, and Far East (EAFE) stock index futures, as well as trading of U.S. futures, were also profitable. Conversely, trading of Brazilian equity index futures was highly unprofitable, in a market environment characterized by high interest rates, fiscal policy uncertainty, political turmoil, and shifting global trade dynamics. Trading of Chinese, Indian, Australian, French and the EURO STOXX 50 indices was also unprofitable.

Results from trading soft and agricultural commodities were mixed and flat overall. Short wheat trades were profitable, as prices declined amid ample supply prospects for the U.S., Brazil and Russia. Long live cattle prices were elevated during the year amid a supply shortage and resilient consumer demand for high-protein diets, and a long position was profitable. At the start of the year, a long Arabica coffee position was profitable when prices reached record highs, coinciding with adverse weather conditions that damaged crops in Brazil and Vietnam, low inventory levels and strong global demand. Conversely, trading soybean oil was unprofitable amid concerns about U.S. and Indonesian biofuel blending mandates and Malaysian and Indonesian export controls on crude palm oil. Also, late in the year, a short soybean position posted a loss, during a time when prices rose to their highest level since July 2024 coinciding with U.S. Treasury Secretary Bessent’s announcement that China agreed to renew purchases of American soybeans. A long corn trade early in the year was slightly unprofitable, as well as trading in cocoa and sugar.

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

Item 8.    Financial Statements and Supplementary Data

The report of Deloitte & Touche LLP (PCAOB ID: 34) for the fiscal years ended December 31, 2025 and 2024, as required by this item, is included as Exhibit 13.01 to this report. Supplementary data is not required.

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

The General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Partnership as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that, as of December 31, 2025, the General Partner’s internal control over financial reporting with respect to the Partnership is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting for the year ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(a)None.

(b)During the year ended December 31, 2025, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The principals and senior officers of the General Partner as of December 31, 2025 are as follows:

Harvey Beker, age 72. Mr. Beker is Chairman of the General Partner and serves as a member of the General Partner’s Investment Committee. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by the investment bank Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at the commodities and securities brokerage firm of Clayton Brokerage Co. of St. Louis. Mr. Beker joined The Millburn Corporation in June 1978. He initially served as the Director of Operations for its affiliate, Millburn Partners, and most recently thereafter served as Co-Chief Executive Officer of the General Partner and Chairman and Chief Executive Officer of The Millburn Corporation until November 1, 2015. During his tenure at the General Partner (including its former affiliates, The Millburn Corporation, Millburn Partners and CommInVest), he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in the predecessor to ShareInVest in April 1982. Mr. Beker became registered as an Associated Person and a Swap Associated Person of the General Partner effective November 25, 1986 and March 8, 2013, respectively. He was also listed as a Principal and registered as an Associated Person of ShareInVest effective February 20, 1986 until February 25, 2007. Since March 20, 2020, Mr. Beker has also served as Chairman of each entity in Millburn International Group and prior to that date served as Co-Chairman of each such entity since its inception.

Gregg R. Buckbinder, age 67. Mr. Buckbinder is President and Chief Operating Officer of the General Partner. He joined the General Partner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P., an investment management firm, where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. Mr. Buckbinder graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Buckbinder served as Senior Vice-President of the General Partner and The Millburn Corporation until November 1, 2015, the Chief Financial Officer of the General Partner until February 1, 2020, and has since served as the President and Chief Operating Officer of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder has also served as Senior Vice President, Chief Operating Officer and a Director of each entity in Millburn International Group since inception. Mr. Buckbinder became listed as a Principal of the General Partner effective February 5, 1999. He became listed as a Principal of The Millburn Corporation effective March 23, 1998 until January 17, 2019 following The Millburn Corporation’s merger into the General Partner. Mr. Buckbinder became a partner in ShareInVest in January 2000. He was also listed as a Principal of ShareInVest effective February 28, 2001 until February 25, 2007.

Michael W. Carter, age 56. Mr. Carter is a Vice President, Director of Operations and Principal Accounting Officer of the General Partner. He is responsible for overseeing operations and accounting for the firm’s commodity pools. Mr. Carter has served as Principal Accounting Officer of the General Partner since May 2014, and prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, also served as Vice President and Director of Operations of The Millburn Corporation since January 2011, maintaining responsibility for the entity’s operations. Mr. Carter previously held the positions of Fund Controller (February 2001 until February 2011) and Senior Accountant (March 2000 until February 2001) with The Millburn Corporation. He graduated from Rutgers, The State University of New Jersey – Newark in May 1997 with a B.S. in Accounting. Prior to joining the General Partner and its affiliates in March 2000, he was employed with the accounting firm Rothstein Kass & Company, P.C., as a fund accountant from March 1997 until September 1997 and as a staff auditor from September 1997 until June 1999, and then an equity analyst covering restaurants with the brokerage firm of Sidoti & Company, LLC, which conducts independent small-cap equity research for institutional investors, from June 1999 until February 2000. He is a Certified Public Accountant. Mr. Carter became listed as Principal of the General Partner effective April 22, 2014.

Steven M. Felsenthal, age 56. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the General Partner. Prior to joining the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 2004, Mr. Felsenthal was a senior associate in the investment management group at the law firm of Schulte Roth & Zabel LLP (September 1999 to January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of the law firm of Kramer, Levin, Naftalis & Frankel LLP (October 1996 to September 1999). He graduated cum laude from Yeshiva University in 1991 with a B.A. in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles, and speaks at conferences, on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar (since August 1997), a member of the NFA’s Compliance and Risk Committee (since May 2014), a member of the Managed Funds Association’s (“MFA’s”) CTA, CPO and Futures Committee, serving as Chair (April 2018 to February 2020) and Vice Chair (February 2017 to April 2018), a member of the Steering Committee of the MFA’s Chief Compliance Officer Forum (June 2014 to December 2015; and February 2024 to present), former Chairman of the MFA’s CPO/CTA Advisory Committee (November 2006 to June 2010) and former Co-Chairman of the Steering Committee of the MFA’s CPO/CTA Forum (June 2010 to January 2013), is currently a member of the Editorial Boards of the Journal of Securities Operations & Custody (formerly known as the Journal of Securities Law, Regulation and Compliance) (since February 2007) and the Journal of Financial Compliance (since August 2017) and was a regular lecturer for the Regulatory Compliance Association’s Chief Compliance Officer University (since May 2009). Mr. Felsenthal has also served as General Counsel, Chief Compliance Officer and Secretary of each entity in Millburn International Group since inception. Mr. Felsenthal became listed as a Principal of the General Partner effective June 24, 2004. He also became registered as an Associated Person of the General Partner effective September 5, 2024. Mr. Felsenthal also served as General Counsel and Chief Compliance Officer of ShareInVest. Mr. Felsenthal’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Mark B. Fitzsimmons, age 78. Mr. Fitzsimmons is a Senior Vice President of the General Partner. His responsibilities mainly involve business development. He joined the General Partner and its affiliates (including its former affiliate The Millburn Corporation) in January 1990 from the brokerage firm of Morgan Stanley & Co. Incorporated, a global financial services firm, where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987, he was with the financial institution Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice President and Manager of Chemical’s Corporate Trading Group. While at Chemical, he also traded both foreign exchange and fixed income products. From September 1973 to September 1977, Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. degree in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. Mr. Fitzsimmons became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner, effective July 2, 1993, April 15, 2009 and March 8, 2013, respectively. Mr. Fitzsimmons was a partner in ShareInVest beginning in January 2000. He was also a listed Principal of ShareInVest effective May 19, 1999 until February 25, 2007. Mr. Fitzsimmons also served as a Senior Vice President of The Millburn Corporation until December 31, 2011 with his main responsibilities including business development and investment strategy.

Barry Goodman, age 68. Mr. Goodman is Co-Chief Executive Officer and Executive Director of Trading of the General Partner, and serves as a member of the General Partner’s Investment Committee. Mr. Goodman plays an integral role in business and product development, and in the strategic direction of the firm as a whole. Mr. Goodman joined the General Partner (including its former affiliate The Millburn Corporation) and Millburn Partners in November 1982 as Assistant Director of Trading and thereafter served as Executive Vice President of the General

Partner and The Millburn Corporation until November 1, 2015. Mr. Goodman has since served as Co-Chief Executive Officer and Executive Director of Trading of both entities with his affiliation with The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. His responsibilities include overseeing the firm’s trading operations and managing its trading relationships, as well as the design and implementation of trading systems. From September 1980 through October 1982, he was a commodity trader at the brokerage firm of E. F. Hutton & Co., Inc. (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. Mr. Goodman graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. Mr. Goodman has also served as President and a Director of each entity in Millburn International Group since inception. Mr. Goodman became listed as a Principal and registered as an Associated Person and a Swap Associated Person of the General Partner effective December 19, 1991, May 23, 1989 and January 14, 2013, respectively. He became a partner in ShareInVest in January 1994. Mr. Goodman was a listed Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Grant N. Smith, age 74. Mr. Smith is Co-Chief Executive Officer of the General Partner, and serves as a member of the General Partner’s Investment Committee. He is responsible for assisting in the oversight of the heads of departments that design, test and implement quantitative trading strategies, as well those that as plan and implement the firm’s computer infrastructure. He received a B.S. degree from the Massachusetts Institute of Technology (“MIT”) in 1974 and an M.S. degree from MIT in 1975. While at MIT, he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the General Partner and its affiliates since that time. Mr. Smith served as the Executive Vice President of the General Partner and The Millburn Corporation until November 1, 2015 as the Director of Research of both such entities until May 31, 2016, and then as Chief Investment Officer and Co-Chief Investment Officer of the General Partner until March 2025. Since April 2016, he has served as the Co-Chief Executive Officer of both entities with his affiliation in to The Millburn Corporation ceasing on December 31, 2018 upon the merger of The Millburn Corporation into the General Partner. He has also served as a Director of each entity in Millburn International Group since inception, where he, along with the other Directors of each of those entities, is responsible for its overall management. Mr. Smith became listed as a Principal of the General Partner, effective December 19, 1991. Mr. Smith also became a partner in ShareInVest in January 1994. He also was listed as a Principal of ShareInVest, effective May 19, 1999 until February 25, 2007.

Ilon Wu, age 49. Ms. Wu is a Vice President and Chief Financial Officer of the General Partner. Her areas of responsibility include overseeing the accounting and finance for the General Partner and accounting and administration of many of the investment vehicles managed by the General Partner. Ms. Wu has served as Chief Financial Officer of the General Partner since January 2020, before which she served as Controller of The Millburn Corporation (since January 2011), a position she held prior to the merger of The Millburn Corporation into the General Partner on December 31, 2018, and then in the same capacity at the General Partner. Ms. Wu previously held the positions of Assistant Controller (August 2005 until December 2010) and Senior Financial Accountant (June 2000 until August 2006) with The Millburn Corporation. She graduated from Baruch College, The City University of New York in May 1998 with a B.B.A. in Accounting. Prior to joining the General Partner and its affiliates in June 2000, she was employed with the accounting firm Grant Thornton LLP, as a staff accountant from October 1998 to June 2000. She is a Certified Public Accountant. Ms. Wu became listed as Principal of the General Partner effective March 9, 2020. Ms. Wu’s affiliation with The Millburn Corporation ceased on December 31, 2018 upon its merger into the General Partner.

Michael Soss, age 51. Dr. Soss is Chief Investment Officer of Millburn and serves as a member of the General Partner’s Investment Committee. Dr. Soss joined the General Partner in January 2022 and is responsible for management of the firm’s systematic research and development functions, including system design, modeling, data management and trade execution. Dr. Soss took a 12-month pause from employment from January 2021 until January 2022. Before becoming Chief Investment Officer of the General Partner in March 2025, he served as Co-Chief Investment Manager (January 2024 until February 2025) and Deputy Chief Investment Officer (January 2022 until January 2024). Prior to joining the General Partner, Dr. Soss was employed by Point72 Asset Management, a privately held asset management company that manages assets across various asset classes and investment strategies worldwide, from March 2015 to January 2021, in leadership roles spanning risk and trading research, and most recently headed Point72’s Fusion group, a quant trading division focused on internal alpha capture. From September 2013 to March 2015 Dr. Soss was an executive director at J.P. Morgan, a multinational financial services firm, specializing in investment banking, asset management, and private banking. Dr. Soss’ other experience includes SECOR Asset Management from April 2012 to September 2013, and Goldman Sachs from August 2003 to March 2012. Dr. Soss received an AB in mathematics from Harvard University in 1996, and MSc and PhD degrees in computer science from McGill University in Montreal, Canada in 1998 and 2001, respectively. Dr. Soss became listed as a Principal of the General Partner, effective September 30, 2024. Dr. Soss also became registered as an Associated Person and a Swap Associated Person of the General Partner effective May 15, 2023, and May 30, 2023, respectively.

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

(b)    Security Ownership of Management

 The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading. As of December 31, 2025, the General Partner’s interest was valued at $2,124,712, which constituted 2.00% of the Partnership’s capital.

As of December 31, 2025, the directors and executive officers of the General Partner beneficially owned Interests as follows:

			Percentage of Limited Partnership
Name	Value of Interest		Interests
		Held
	Held Directly	Indirectly [1]	% Directly	% Indirectly

Harvey Beker	$464,936	$14,087,579	0%	13.50%

Gregg Buckbinder	$295,597	$721,337	0.28%	0.69%

Steven M. Felsenthal	$0	$253,507	0.00%	0.24%

Mark Fitzsimmons	$0	$3,733,277	0.00%	3.58%

Barry Goodman	$87,854	$4,068,675	0.08%	3.90%

Grant Smith	$5,956,141	$3,154,952	5.71%	3.02%

Ilon Wu	$0	$93,261	0.00%	0.09%

Directors and executive officers of the General Partner as a group	$6,804,528	$26,112,588	6.52%	25.02%

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

None.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The Partnership paid or accrued $1,978,282 in brokerage and management fees to the General Partner and allocated $119 in profit share to the General Partner for the year ended December 31, 2025. The General Partner’s capital interest was allocated a net loss of $18,963 for the year ended December 31, 2025. The Partnership paid $2,343,383 in brokerage and management fees to the General Partner and allocated $139,030 in profit share to the General Partner for the year ended December 31, 2024. The General Partner’s capital interest was allocated a net income of $239,362 for the year ended December 31, 2024. The General Partner has paid certain administrative expenses to third-parties on behalf of the Partnership, related to legal, accounting, auditing, printing, postage and similar administrative expenses, and has been or will be reimbursed without interest by the Partnership. The Partnership pays administrative expenses for legal, audit and accounting services, up to 0.25% per annum of the Partnership’s average month-end net assets. The Partnership incurred administrative expenses of $277,143 during the year ended December 31, 2025. The Partnership incurred administrative expenses of $300,517 during the year ended December 31, 2024. The General Partner pays all administrative expenses in excess of 0.25% per annum of the Partnership’s average month-end net assets. The Partnership is prohibited from making any loans.

Item 14.    Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audits of the Partnership’s financial statements in connection with the statutory and regulatory filings for the years ended December 31, 2025 and 2024 were approximately $144,000 and $142,000, respectively.

(2)           Audit-Related Fees

The Partnership did not engage Deloitte & Touche LLP for internal control consulting services.

(3)          Tax Fees

The Partnership did not engage Deloitte & Touche LLP for professional services for tax compliance, advice or planning services.

(4)           All Other Fees

There were no other fees for the years ended December 31, 2025 and 2024.

(5)           Pre-Approval Policies

The board of directors of the General Partner pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

 Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The following are included with the 2025 Annual Report to Security Holders, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield LLC

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

(a)(3)    Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2025 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2026.

NESTOR PARTNERS

By:	Millburn Ridgefield LLC,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Harvey Beker	Chairman	March 31, 2026
Harvey Beker	(Director)

/s/ Barry Goodman	Co-Chief Executive Officer	March 31, 2026
Barry Goodman	(Principal Executive Officer)

/s/ Grant N. Smith	Co-Chief Executive Officer	March 31, 2026
Grant N. Smith	(Principal Executive Officer)

/s/ Gregg Buckbinder	President and Chief Operating Officer	March 31, 2026
Gregg Buckbinder	(Principal Executive Officer)

/s/ Michael W. Carter	Vice President	March 31, 2026
Michael W. Carter	(Principal Accounting Officer)

/s/ Ilon Wu	Chief Financial Officer	March 31, 2026
Ilon Wu	(Principal Financial Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield LLC)

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2025 Annual Report to Security Holders

31.01	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer

31.03	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certification of Co-Chief Executive Officer

32.02	Section 1350 Certification of Co-Chief Executive Officer

32.03	Section 1350 Certification of President and Chief Operating Officer

32.04	Section 1350 Certification of Chief Financial Officer

97	Insider Trading Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Exhibit 13.01

Nestor Partners

(A New Jersey Limited Partnership)

Financial Statements as of and for the Years Ended December 31,
2025 and 2024, and Report of Independent Registered
Public Accounting Firm

.

NESTOR PARTNERS

TABLE OF CONTENTS

Page(s)

AFFIRMATION OF MILLBURN RIDGEFIELD LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 AND 2024 AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024:

Statements of Financial Condition	2

Condensed Schedules of Investments	3–6

Statements of Operations	7

Statements of Changes in Partners’ Capital	8

Statements of Financial Highlights	9

Notes to Financial Statements	10–26

AFFIRMATION OF MILLBURN RIDGEFIELD LLC

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the statements of financial condition, including the condensed schedules of investments, of Nestor Partners as of December 31, 2025 and 2024, and the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2025, are complete and accurate.

Gregg Buckbinder, President
Millburn Ridgefield LLC
General Partner of Nestor Partners

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Nestor Partners:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Nestor Partners (the “Partnership”), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and financial highlights for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations, changes in its partners’ capital, and the financial highlights for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

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

March 17, 2026

We have served as the auditor of one or more Millburn Ridgefield Corporation investment companies since 2004.

NESTOR PARTNERS

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes −− at fair value
(amortized cost $19,474,001 and $21,132,300)	$19,502,803	$21,155,457
Net unrealized appreciation on open futures and forward
currency contracts	1,278,124	862,180
Due from brokers	2,693,379	3,224,562
Cash denominated in foreign currencies (cost $428,713
and $369,306)	420,509	344,936

Total equity in trading accounts	23,894,815	25,587,135

INVESTMENTS IN U.S. TREASURY NOTES −− at fair value
(amortized cost $78,192,581 and $84,017,183)	78,276,278	84,096,306

CASH AND CASH EQUIVALENTS	5,325,000	5,702,804

ACCRUED INTEREST RECEIVABLE	446,511	667,071

Total assets	$107,942,604	$116,053,316

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$26,597	$56,857
Net unrealized depreciation on open futures and forward
currency contracts	41,825	14,702
Accrued management fees	72,826	78,666
Accrued installment selling commissions	50,282	60,511
Accrued trading costs	6,827	10,010
Cash overdrafts denominated in foreign currencies (cost $29,352
and $0)	28,896	-
Accrued expenses	66,673	71,197
Capital withdrawals payable to limited partners	1,153,530	835,909
Capital withdrawal payable to General Partner	117	336,603

Total liabilities	1,447,573	1,464,455

PARTNERS' CAPITAL	106,495,031	114,588,861

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$107,942,604	$116,053,316

See notes to financial statements

.

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$6,462
Energies	(0.08)	(82,097)
Grains	(0.01)	(10,080)
Interest rates	0.08	86,857
Metals	1.03	1,099,990
Softs	0.01	6,469
Stock indices	0.04	43,240

Total long futures contracts	1.08	1,150,841

Short futures contracts:
Currencies	(0.00)	(245)
Energies	0.08	88,166
Grains	0.23	241,198
Interest rates	(0.03)	(33,711)
Livestock	(0.01)	(12,400)
Metals	(0.63)	(675,759)
Softs	0.00	4,639
Stock indices	(0.03)	(31,026)

Total short futures contracts	(0.39)	(419,138)

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	0.69	731,703
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.11	1,186,280
Total short forward currency contracts	(0.64)	(681,684)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.47	504,596

TOTAL INVESTMENTS IN FUTURES AND FORWARD CURRENCY CONTRACTS	1.16%	$1,236,299

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2025

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$31,879,000	U.S. Treasury notes, 1.625%, 02/15/2026	29.86%	$31,798,680
32,752,000	U.S. Treasury notes, 1.625%, 05/15/2026	30.54	32,525,550
33,879,000	U.S. Treasury notes, 1.500%, 08/15/2026	31.42	33,454,851

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $97,666,582)	91.82%	$97,779,081

See notes to financial statements			(Concluded)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024

	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES AND FORWARD CURRENCY CONTRACTS
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.03)%	$(30,910)
Energies	0.51	578,925
Interest rates	(0.11)	(122,025)
Livestock	0.00	640
Metals	(0.52)	(598,495)
Softs	0.03	37,588
Stock indices	(0.27)	(315,087)

Total long futures contracts	(0.39)	(449,364)

Short futures contracts:
Currencies	0.12	134,284
Energies	(0.07)	(75,482)
Grains	(0.09)	(102,126)
Interest rates:
5 Year U.S. Treasury Note (235 contracts, settlement date March 2025)	0.02	25,641
Other	(0.03)	(34,926)

Total interest rates	(0.01)	(9,285)

Metals	0.34	387,826
Softs	0.05	58,994
Stock indices	0.15	171,660

Total short futures contracts	0.49	565,871

TOTAL INVESTMENTS IN FUTURES CONTRACTS −− Net	0.10	116,507
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.98)	(2,270,433)
Total short forward currency contracts	2.62	3,001,404

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS −− Net	0.64	730,971

TOTAL	0.74%	$847,478

		(Continued)

NESTOR PARTNERS

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2024

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,552,000	U.S. Treasury notes, 2.000%, 02/15/2025	30.94%	$35,452,010
34,879,000	U.S. Treasury notes, 2.125%, 05/15/2025	30.20	34,608,552
35,679,000	U.S. Treasury notes, 2.000%, 08/15/2025	30.71	35,191,201

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $105,149,483)	91.85%	$105,251,763

See notes to financial statements			(Concluded)

NESTOR PARTNERS

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

INVESTMENT INCOME −− Interest income, net	$4,641,087	$6,058,055

EXPENSES:
Brokerage and management fees:
Management fees	904,646	1,065,350
Installment selling commissions	636,611	770,148
Trading costs	437,025	507,885
Total brokerage and management fees	1,978,282	2,343,383

Administrative expenses	277,143	300,517
Custody fees and other expenses	35,874	22,921

Total expenses	2,291,299	2,666,821

NET INVESTMENT INCOME	2,349,788	3,391,234

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	(5,033,554)	6,062,103
Foreign exchange transactions	(278,602)	(162,694)
Net change in unrealized gains (losses):
Futures and forward currency contracts	388,821	2,149,984
Foreign exchange translation	16,622	(47,719)
Net gains (losses) from U.S. Treasury notes:
Realized	(861)	(1,357)
Net change in unrealized	10,219	17,480

Total net realized and unrealized gains (losses)	(4,897,355)	8,017,797

NET INCOME (LOSS)	(2,547,567)	11,409,031

LESS PROFIT SHARE TO GENERAL PARTNER	119	139,030

NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$(2,547,686)	$11,270,001

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2025 AND 2024

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL −− January 1, 2024	$50,975,447	$63,600,311	$-	$2,101,886	$116,677,644

Contributions	-	165,337	-	-	165,337

Withdrawals	(10,587,489)	(2,739,059)	-	(336,603)	(13,663,151)

Reclass (1)	(610,927)	610,927	-	-	-

Net income (loss)	4,138,003	7,031,666	(2,427)	241,789	11,409,031

Less Profit Share to General Partner	(139,030)	-	139,030	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(136,603)	136,603	-

PARTNERS' CAPITAL −− December 31, 2024	43,776,004	68,669,182	-	2,143,675	114,588,861

Contributions	-	125,644	-	-	125,644

Withdrawals	(4,130,739)	(1,541,051)	-	(117)	(5,671,907)

Net loss	(1,685,228)	(843,374)	(2)	(18,963)	(2,547,567)

Less Profit Share to General Partner	(119)	-	119	-	-

Transfer of New Profit Memo Account to
General Partner	-	-	(117)	117	-

PARTNERS' CAPITAL −− December 31, 2025	$37,959,918	$66,410,401	$-	$2,124,712	$106,495,031

(1) Partner transfer from LP to SLP on August 1, 2024

See notes to financial statements

NESTOR PARTNERS

STATEMENTS OF FINANCIAL HIGHLIGHTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	Limited Partners		Special Limited Partners
	2025	2024	2025	2024

Ratios to average partners' capital −−
Net investment income	0.27%	1.07%	3.17%	3.97%

Total expenses	3.95%	3.94%	1.03%	1.01%
Profit share allocation to General Partner(1)	0.00%	0.28%	0.00%	0.00%

Total expenses and profit share allocation to General Partner	3.95%	4.22%	1.03%	1.01%

Total return before profit share allocation to General Partner	(4.03)%	8.01%	(1.19)%	11.16%
Less profit share allocation to General Partner(1)	0.00%	0.28%	0.00%	0.00%

Total return after profit share allocation to General Partner	(4.03)%	7.73%	(1.19)%	11.16%

(1) In instances of 0.00%, value is less than 0.01% when
rounded to two decimal places
See notes to financial statements

NESTOR PARTNERS

NOTES TO FINANCIAL STATEMENTS

Years ENDED DECEMBER 31, 2025 AND 2024

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

The General Partner of the Partnership is Millburn Ridgefield LLC (the “General Partner”). Principals, employees, former employees and other affiliates of the General Partner have invested in the Partnership as special limited partners.

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

Subject to certain conditions, a partner has the right to redeem all or a portion of its partnership capital as of any month-end upon fifteen days’ prior written notice to the General Partner. In its sole discretion, the General Partner may permit redemptions on shorter notice or as of a date other than month-end. Partners who purchased their interests through certain selling agents and redeem their partnership capital prior to the one-year anniversary of their subscription are generally subject to a 2.5% redemption charge, reduced to 0% in equal monthly increments over such twelve-month period. Redemptions will be made as of the last day of the month for an amount equal to the net asset value of the portion of a partner’s capital being redeemed; a redeeming partner shall receive such redeemed capital less the redemption fee, if any.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (“CODM”).

Gregg Buckbinder is President and Chief Operating Officer of Millburn Ridgefield LLC, General Partner of the Partnership and serves as the Partnership’s CODM.

The CODM has determined that the Partnership operates as a single operating segment. The Partnership’s income and expenses are regularly monitored and assessed as a whole by the CODM and other individuals responsible for oversight functions. Further, the Partnership meets the quantitative disclosure requirements of ASU 2023-07 as it currently discloses total assets per the statements of financial condition, all investments per the schedules of investments, net income (loss) after profit share to General Partner per the statements of operations, Partners’ capital per the statements of changes in Partners’ capital and total return after profit share allocation per the financial highlights.

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

Cash and Cash Equivalents — Cash includes cash held at JP Morgan Chase Bank, N.A. Cash equivalents includes an investment in JPMorgan 100% U.S. Treasury Securities Money Market Fund, that is readily convertible to cash and has an original maturity of 90 days or less.

Cash Denominated in Foreign Currencies — Cash denominated in foreign currencies includes foreign currency held at the Partnership’s trading counterparties. Foreign cash deficits, if applicable, are presented in the liabilities section of the Statements of Financial Condition as cash overdrafts denominated in foreign currencies.

Foreign Currency Translation — Assets and liabilities denominated in foreign currencies are translated to U.S. Dollars at prevailing exchange rates of such currencies.

Management Fees — In respect of limited partners who acquire their Interests through the General Partner or an “Advisory Program” (an asset-based fee or fixed fee advisory program through which an investment adviser recommends a portfolio allocation to the Partnership), the Partnership pays the General Partner brokerage commissions at a fixed monthly rate of 0.146% of the Partnership’s month-end Net Assets (defined herein) (1.75% per annum) attributable to each such limited partner’s capital account (also known as a “Management Fee”).

Brokerage Fees and Installment Selling Commissions — In respect of limited partners who acquire their Interests through Selling Agents, the Agreement provides that the Partnership shall charge the limited partners’ capital accounts and pay the General Partner brokerage fees at a fixed rate of 0.375% per month-end net asset value (4.5% per annum) of limited partnership interest. Compensation is payable to the Selling Agents in the form of installment selling commissions (up to 2.5% per annum of an Interest’s average month-end value). The General Partner retains the balance above the amounts paid for brokerage commissions and fees payable to clearing and executing brokers and fees to Selling Agents as its “Management Fee.” The General Partner retains the right to charge less than the annual brokerage rate except as specified in the Agreement.

Administrative Expenses — The Partnership bears expenses, including periodic legal, accounting and filing fees, up to an amount equal to 1/4 of 1% per annum of the average month-end net assets of the Partnership. The General Partner bears any excess over such amounts. The Partnership will pay any extraordinary expenses applicable to it, such as taxes, or out of the normal course of business charges incidental to its trading. The General Partner does not anticipate that any such expenses which may become payable by the Partnership will be significant. In the General Partner’s experience sponsoring and operating futures funds, such charges have generally been negligible.

During the years ended December 31, 2025 and December 31, 2024, the amount of administrative expenses over 1/4 of 1% per annum of the month-end average net assets of the Partnership was $145,625 and $126,930, respectively.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2022 to 2025, the General Partner has determined that no reserves for uncertain tax positions were required.

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

Fair Value of Financial Instruments — The fair values of the Partnership’s assets and liabilities, which qualify as financial instruments under Fair Value Measurement (Topic 820) of the Codification, approximate the carrying amounts presented in the Statements of Financial Condition. The topic 820 defines fair value, establishes a framework for measurement of fair value and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are described below:

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

The following table represents the Partnership’s investments by hierarchical level as of December 31, 2025 and 2024 in valuing the Partnership’s investments at fair value. As of and during the years ended December 31, 2025 and 2024, the Partnership held no assets or liabilities classified in Level 3.

Financial assets and liabilities at fair value as of December 31, 2025

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$ 97,779,081	$ -	$ 97,779,081
Short-Term Money Market Fund*	5,075,000	-	5,075,000
Exchange-Traded Futures Contracts
Currencies	6,217	-	6,217
Energies	6,069	-	6,069
Grains	231,118	-	231,118
Interest rates	53,146	-	53,146
Livestock	(12,400)	-	(12,400)
Metals	424,231	-	424,231
Softs	11,108	-	11,108
Stock indices	12,214	-	12,214

Total exchange-traded futures contracts	731,703	-	731,703

OTC Forward Currency Contracts	-	504,596	504,596

Total futures and forward currency contracts (2)	731,703	504,596	1,236,299

Total financial assets and liabilities at fair value	$ 103,585,784	$ 504,596	$ 104,090,380

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 19,502,803
Investments in U.S. Treasury notes			78,276,278
Total investments in U.S. Treasury notes			$ 97,779,081

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 1,278,124
Net unrealized depreciation on open futures and forward currency contracts			(41,825)
Total net unrealized appreciation on open futures and forward currency contracts			$ 1,236,299

*The short-term money market fund is included in Cash and Cash Equivalents on the Statements of Financial
Condition.

Financial assets and liabilities at fair value as of December 31, 2024

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$105,251,763	$ -	$ 105,251,763
Short-Term Money Market Fund*	5,452,804	-	5,452,804
Exchange-Traded Futures Contracts
Currencies	103,374	-	103,374
Energies	503,443	-	503,443
Grains	(102,126)	-	(102,126)
Interest rates	(131,310)	-	(131,310)
Livestock	640	-	640
Metals	(210,669)	-	(210,669)
Softs	96,582	-	96,582
Stock indices	(143,427)	-	(143,427)

Total exchange-traded futures contracts	116,507	-	116,507

Over-the-Counter Forward Currency Contracts	-	730,971	730,971

Total futures and forward currency contracts (2)	116,507	730,971	847,478

Total financial assets at fair value	$ 110,821,074	$ 730,971	$ 111,552,045

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$ 21,155,457
Investments in U.S. Treasury notes			84,096,306
Total investments in U.S. Treasury notes			$ 105,251,763

(2)
Net unrealized appreciation on open futures and forward currency contracts			$ 862,180
Net unrealized depreciation on open futures and forward currency contracts			(14,702)
Total net unrealized appreciation on open futures and forward currency contracts			$ 847,478

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
15

4. PROFIT SHARE ALLOCATION

The Agreement provides the General Partner a profit share equal to 20% of Trading Profits, as defined, at the end of each year which is charged to the limited partners’ capital accounts. New Trading Profits include realized and unrealized trading profits (losses), interest income, brokerage fees, trading-related expenses and administrative expenses. For limited partners’ withdrawals during the year, the profit share calculation shall be computed as though the withdrawal date was at year-end. Profit share attributable to interests redeemed during a year is tentatively credited to an account maintained for bookkeeping purposes called New Profit Memo Account. Because limited partners may purchase their partnership interests at different times, they may recognize different amounts of Trading Profits. Each limited partner pays a profit share only on Trading Profits applicable to its partnership interest. Limited partners who make multiple investments in the Partnership receive separate partnership interests for purposes of tracking the profit share. Accordingly, in any given year some limited partners may experience net gains and be charged the 20% profit share allocation for all or a portion of their interests where limited partners in the aggregate experienced net losses.

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

5. DUE FROM/to BROKERS

At December 31, 2025 and 2024, due from and due to brokers balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from brokers balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

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

Liabilities in the Statements of Financial Condition that are components of equity in trading accounts include net unrealized depreciation on open futures and forward currency contracts (analyzed at each trading broker individually based a gain or loss in outstanding trade equity), cash overdrafts denominated in foreign currencies and due to brokers, if any.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures transactions since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of OTC transactions, the Partnership must rely solely on the credit of the individual counterparties. The contract amounts of the forward currency and futures contracts do not represent the Partnership’s risk of loss due to counterparty nonperformance. The Partnership’s exposure to credit risk associated with counterparty nonperformance of these forward currency contracts is limited to the unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition, plus the value of margin or collateral held in cash and U.S. Treasury Notes by the counterparty. The amount of such credit risk was $10,027,763 and $11,972,270 at December 31, 2025 and 2024, respectively.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will in fact succeed in doing so. The General Partner’s market risk control procedures include diversification of the Partnership’s portfolio and continuously monitoring the portfolio’s open positions, historical volatility and maximum historical loss. The General Partner seeks to minimize credit risk primarily by depositing and maintaining the Partnership’s assets at financial institutions and brokers which the General Partner believes to be creditworthy. The Partnership’s trading activities are primarily with brokers and other financial institutions located in North America, Europe and Asia. All futures transactions of the Partnership are cleared by major securities firms, pursuant to customer agreements, including Deutsche Bank Securities Inc. (a wholly owned subsidiary of Deutsche Bank AG), Goldman Sachs & Co. and BofA Securities, Inc., collectively the “Futures Clearing Brokers.” For all forward currency transactions, the Partnership utilizes two prime brokers, Deutsche Bank AG and Bank of America, N.A.

The Partnership is subject to sovereign risks such as the risk of restrictions being imposed by foreign governments on the repatriation of cash and the effects of political or economic uncertainties. Net unrealized appreciation (depreciation) on futures and forward currency contracts is denominated in the Partnership’s functional currency (U.S. Dollar). Cash settlement of futures and forward currency contracts is made in the local currency (settlement currency) and then translated to U.S. Dollars.

Net unrealized appreciation (depreciation) on futures and forward currency contracts by settlement currency type, denominated in U.S. Dollars, is detailed below:

	As of December 31,
	2025		2024
	Total Net		Total Net
	Unrealized		Unrealized
	Appreciation	Percent of	Appreciation	Percent of
Currency type	(Depreciation)	Total	(Depreciation)	Total

Australian dollar	$ 4,682	0.38%	$ (4,436)	(0.52)%
Brazilian real	(53,708)	(4.34)	169,047	19.95
British pound	114,133	9.23	(23,271)	(2.75)
Canadian dollar	(2,733)	(0.22)	17,737	2.09
Euro	96,749	7.83	(52,212)	(6.16)
Hong Kong dollar	(51,210)	(4.14)	(9,681)	(1.14)
Japanese yen	8,134	0.66	(136,709)	(16.13)
Korean won	130,918	10.59	-	-
Malaysian ringgit	1,830	0.15	5,518	0.65
Singapore dollar	(13,808)	(1.12)	(4,958)	(0.59)
South African rand	(356)	(0.03)	(7,208)	(0.85)
Thai baht	(1,919)	(0.16)	365	0.04
U.S. dollar	1,003,587	81.17	893,286	105.41

Total	$ 1,236,299	100.00%	$ 847,478	100.00%

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

The Partnership engages in the speculative trading of futures and forward contracts on agricultural commodities, currencies, energies, interest rates, metals and stock indices. The following were the primary trading risk exposures of the Partnership at December 31, 2025 and 2024 by market sector:

Agricultural Commodities (grains, livestock and softs) — The Partnership’s primary exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions as well as supply and demand factors.

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at December 31, 2025 and 2024. Fair value, below, is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at December 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses	Open Positions

Futures contracts:
Currencies	$ 8,435	$ (1,973)	$ 5,580	$ (5,825)	$ 6,217
Energies	49,203	(131,300)	89,390	(1,224)	6,069
Grains	-	(10,080)	243,323	(2,125)	231,118
Interest rates	107,741	(20,884)	81,348	(115,059)	53,146
Livestock	-	-	780	(13,180)	(12,400)
Metals	1,153,702	(53,712)	27,230	(702,989)	424,231
Softs	7,897	(1,428)	12,237	(7,598)	11,108
Stock indices	263,051	(219,811)	22,948	(53,974)	12,214
Total futures contracts	1,590,029	(439,188)	482,836	(901,974)	731,703

Forward currency contracts	1,587,369	(401,089)	242,623	(924,307)	504,596

Total futures and
forward currency contracts	$ 3,177,398	$ (840,277)	$ 725,459	$ (1,826,281)	$ 1,236,299

Fair Value of Futures and Forward Currency Contracts at December 31, 2024

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$ -	$ (30,910)	$ 135,028	$ (744)	$ 103,374
Energies	586,246	(7,321)	-	(75,482)	503,443
Grains	-	-	28,595	(130,721)	(102,126)
Interest rates	22,146	(144,171)	245,290	(254,575)	(131,310)
Livestock	640	-	-	-	640
Metals	37,384	(635,879)	403,497	(15,671)	(210,669)
Softs	53,283	(15,695)	59,394	(400)	96,582
Stock indices	70,331	(385,418)	192,548	(20,888)	(143,427)
Total futures contracts	770,030	(1,219,394)	1,064,352	(498,481)	116,507

Forward currency contracts	17,178	(2,287,611)	3,023,976	(22,572)	730,971

Total futures and
forward currency contracts	$ 787,208	$ (3,507,005)	$ 4,088,328	$ (521,053)	$ 847,478

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the years ended December 31, 2025 and 2024, as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized gain (losses): Futures and forward currency contracts.” These trading gains and losses are detailed below:

Trading gains (losses) of futures and forward currency contracts for the years ended December 31, 2025 and 2024

Sector	2025	2024

Futures contracts:
Currencies	$(37,452)	$1,027,012
Energies	(2,383,077)	(3,620,077)
Grains	(94,122)	1,515,509
Interest rates	(4,902,920)	2,865,553
Livestock	76,220	(168,030)
Metals	2,134,833	(1,041,497)
Softs	26,418	(62,374)
Stock indices	776,323	5,437,164

Total futures contracts	(4,403,777)	5,953,260

Forward currency contracts	(240,956)	2,258,827

Total futures and
forward currency contracts	$(4,644,733)	$8,212,087

The following table presents the average notional value by sector of open futures and forward currency contracts in U.S. dollars for the years ended December 31, 2025 and 2024. The Partnership’s average net asset value during 2025 and 2024 was approximately $111,000,000 and $121,000,000, respectively.

	2025		2024
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$ 1,483,174	$ 8,189,593	$ 1,979,016	$ 17,297,825
Energies	19,093,180	2,567,777	18,534,501	3,411,132
Grains	329,965	8,327,198	901,440	7,928,772
Interest rates	69,484,689	62,032,250	52,791,377	137,963,252
Livestock	333,092	288,142	125,322	485,670
Metals	8,958,503	1,180,142	8,029,788	4,388,451
Softs	1,495,059	1,059,581	1,507,221	1,221,603
Stock indices	47,469,567	13,112,739	45,373,096	17,260,614

Total futures contracts	148,647,229	96,757,422	129,241,761	189,957,319

Forward currency contracts	41,485,330	35,938,526	22,247,504	69,863,009

Total futures and
forward currency contracts	$ 190,132,559	$ 132,695,948	$ 151,489,265	$ 259,820,328

Notional values in the interest rate sector were calculated by converting the notional value in local currency of all open interest rate futures positions to 10-year equivalent fixed income instruments, translated to U.S. Dollars at each quarter end during 2025 and 2024. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

The following tables summarize the valuation of the Partnership’s investments by counterparty as of December 31, 2025 and 2024.

Offsetting derivative assets and liabilities at December 31, 2025

Assets	Gross amounts of recognized Assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of Assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$370,771	$(237,440)	$133,331
Counterparty L	1,639,983	(1,009,876)	630,107
Total futures contracts	2,010,754	(1,247,316)	763,438

Forward currency contracts
Counterparty K	1,252,779	(738,093)	514,686

Total assets	$3,263,533	$(1,985,409)	$1,278,124

Liabilities	Gross amounts of recognized Liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of Liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$93,846	$(62,111)	$31,735
Total futures contracts	93,846	(62,111)	31,735

Forward currency contracts
Counterparty G	587,303	(577,213)	10,090

Total liabilities	$681,149	$(639,324)	$41,825

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$ 133,331	$ -	$ (133,331)	$ -
Counterparty K	514,686	-	-	514,686
Counterparty L	630,107	-	(630,107)	-

Total	$ 1,278,124	$ -	$ (763,438)	$ 514,686

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$ 31,735	$ -	$ (31,735)	$ -
Counterparty G	10,090	-	(10,090)	-

Total	$ 41,825	$ -	$ (41,825)	$ -

(1) Collateral received and collateral pledged includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets or liabilities presented in the Statements of Financial Condition, for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of December 31, 2025.

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

8. STATEMENTS OF FINANCIAL HIGHLIGHTS

The ratios are calculated based on limited partners’ capital and special limited partners’ capital each taken as a whole. The computation of such ratios based on the amount of expenses and profit share allocation assessed to an individual partner’s capital account may vary from these ratios based on the timing of capital transactions and differences in an individual partner’s brokerage fees and profit share allocation arrangements.

Returns are calculated for limited partners and special limited partners each taken as a whole. An individual partner’s returns may vary from these returns based on the timing of capital transactions and differences in an individual partner’s brokerage fees and profit share allocation arrangements.

The investment expenses used to calculate the total expenses ratio and net investment income/(loss) ratio include trading costs and exclude profit share to the General Partner. This reflects the fee structure for interests acquired through selling agents (where actual trading costs are paid from the fixed fee to the General Partner) or through the General Partner or an advisory program (where a management fee and actual trading costs are paid to the General Partner).

9. CAPITAL WITHDRAWALS PAYABLE TO GENERAL PARTNER

At December 31, 2025 and 2024, capital withdrawals payable to the General Partner were $117 (of which $117 was related to profit share allocated from the General Partner) and $336,603 (of which $136,603 was related to profit share allocated from the General Partner), respectively.

10. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events through March 17, 2026, the date the financial statements were issued. Based on such evaluation, no events were discovered that required adjustment to or disclosure in the financial statements.

