Form 10-Q
period 2026-03-31
NESTOR PARTNERS
filed 2026-05-15
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   March 31, 2026

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
As of and for the three months ended March 31, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (b)	7
Statements of Financial Highlights (b)	8
Notes to the Financial Statements	9

(a) At March 31, 2026 (unaudited) and December 31, 2025
(b) For the three months ended March 31, 2026 and 2025 (unaudited)

Nestor Partners
Statements of Financial Condition

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $18,727,901 and $19,474,001)	$18,732,979	$19,502,803
Net unrealized appreciation on open futures and forward
currency contracts	2,251,356	1,278,124
Due from brokers, net	5,680,698	2,693,379
Cash denominated in foreign currencies (cost $0
and $428,713)	-	420,509

Total equity in trading accounts	26,665,033	23,894,815

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $88,029,050 and $78,192,581)	88,000,820	78,276,278

CASH AND CASH EQUIVALENTS	6,152,782	5,325,000

ACCRUED INTEREST RECEIVABLE	601,985	446,511

TOTAL	$121,420,620	$107,942,604

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$8,674	$26,597
Net unrealized depreciation on open futures and forward
currency contracts	-	41,825
Accrued management fees	76,311	72,826
Accrued installment selling commissions	56,389	50,282
Accrued trade execution and clearing costs	8,766	6,827
Due to brokers, net	5,149	-
Cash overdraft denominated in foreign currencies (cost $552,507
and $29,352)	553,386	28,896
Accrued expenses	134,565	66,673
Capital withdrawals payable to Limited Partners	213,834	1,153,530
Capital withdrawals payable to General Partner	-	117
Accrued profit share	621,872	-

Total liabilities	1,678,946	1,447,573

PARTNERS' CAPITAL	119,741,674	106,495,031

TOTAL	$121,420,620	$107,942,604

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
March 31, 2026 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.00)%	$(2,406)
Energies	(0.01)	(6,793)
Grains	0.16	195,602
Metals	0.21	247,115
Softs	0.00	1,890
Stock indices	0.46	545,321

Total long futures contracts	0.82	980,729

Short futures contracts:
Currencies	0.03	31,205
Energies	0.00	69
Grains	(0.05)	(59,688)
Interest rates	0.37	450,133
Livestock	0.00	2,800
Metals	(0.00)	(2,231)
Softs	(0.00)	(1,015)
Stock indices	(0.04)	(44,179)

Total short futures contracts	0.31	377,094

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	1.13	1,357,823

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(1.76)	(2,110,975)
Total short forward currency contracts	2.51	3,004,508

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.75	893,533

TOTAL	1.88%	$2,251,356

		(Continued)

Nestor Partners
Condensed Schedule of Investments
March 31, 2026 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$34,852,000	U.S. Treasury notes, 1.625%, 05/15/2026	29.03%	$34,764,870
35,979,000	U.S. Treasury notes, 1.500%, 08/15/2026	29.80	35,679,643
36,679,000	U.S. Treasury notes, 2.000%, 11/15/2026	30.31	36,289,286

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,756,951)	89.14%	$106,733,799

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2025

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$6,462
Energies	(0.08)	(82,097)
Grains	(0.01)	(10,080)
Interest rates	0.08	86,857
Metals	1.03	1,099,990
Softs	0.01	6,469
Stock indices	0.04	43,240

Total long futures contracts	1.08	1,150,841

Short futures contracts:
Currencies	(0.00)	(245)
Energies	0.08	88,166
Grains	0.23	241,198
Interest rates	(0.03)	(33,711)
Livestock	(0.01)	(12,400)
Metals	(0.63)	(675,759)
Softs	0.00	4,639
Stock indices	(0.03)	(31,026)

Total short futures contracts	(0.39)	(419,138)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.69	731,703

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.11	1,186,280
Total short forward currency contracts	(0.64)	(681,684)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.47	504,596

TOTAL	1.16%	$1,236,299

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2025

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$31,879,000	U.S. Treasury notes, 1.625%, 02/15/2026	29.86%	$31,798,680
32,752,000	U.S. Treasury notes, 1.625%, 05/15/2026	30.54	32,525,550
33,879,000	U.S. Treasury notes, 1.500%, 08/15/2026	31.42	33,454,851

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $97,666,582)	91.82%	$97,779,081

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME:
Interest income, net	$1,008,735	$1,270,694

EXPENSES:
Brokerage and management fees:
Management fees	223,179	242,651
Installment selling commissions	159,443	168,302
Trade execution and clearing costs	122,730	101,811
Total brokerage and management fees	505,352	512,764

Administrative expenses	67,893	71,755
Custody fees and other expenses	9,334	5,242

Total expenses	582,579	589,761

NET INVESTMENT INCOME	426,156	680,933

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,949,994	674,946
Foreign exchange transactions	(95,846)	(38,817)
Net change in unrealized:
Futures and forward currency contracts	1,015,057	(1,078,743)
Foreign exchange translation	6,869	19,428
Net (losses) from U.S. Treasury notes:
Realized	-	-
Net change in unrealized	(135,651)	(50,469)

Total net realized and unrealized gains (losses)	14,740,423	(473,655)

NET INCOME	15,166,579	207,278
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	621,872	3,221
NET INCOME AFTER PROFIT SHARE TO
GENERAL PARTNER	$14,544,707	$204,057

See notes to financial statements (unaudited)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the three months ended March 31, 2026:

	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2026	$37,959,918	$66,410,401	$-	$2,124,712	$106,495,031
Contributions	-	54,461	-	-	54,461
Withdrawals	(1,274,869)	(77,656)	-	-	(1,352,525)
Net income	5,137,193	9,716,481	-	312,905	15,166,579
General Partner's allocation:
New Profit-Accrued	(604,658)	(17,214)	-	-	(621,872)
PARTNERS' CAPITAL-
March 31, 2026	$41,217,584	$76,086,473	$-	$2,437,617	$119,741,674

For the three months ended March 31, 2025:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total

PARTNERS' CAPITAL-
January 1, 2025	$43,776,004	$68,669,182	$-	$2,143,675	$114,588,861
Contributions	-	103,782	25	-	103,807
Withdrawals	(2,042,587)	(242,768)	-	-	(2,285,355)
Net income (loss)	(119,269)	314,957	-	11,590	207,278
General Partner's allocation:
New Profit-Accrued	(3,221)	-	-	-	(3,221)
PARTNERS' CAPITAL-
March 31, 2025	$41,610,927	$68,845,153	$25	$2,155,265	$112,611,370

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended March 31, 2026 and 2025	Limited Partners		Special Limited Partners
	2026	2025	2026	2025

Ratios to average capital:
Net investment income (loss) (a)	(0.37)%	0.59%	2.52%	3.51%

Total expenses (a)	3.96%	3.89%	1.04%	0.96%
Profit share allocation (b) (c)	1.52%	0.01%	0.02%	0.00%
Total expenses and profit share allocation	5.48%	3.90%	1.06%	0.96%

Total return before profit share allocation (b)	13.65%	(0.26)%	14.59%	0.47%
Less: profit share allocation (b) (c)	1.52%	0.01%	0.02%	0.00%
Total return after profit share allocation	12.13%	(0.27)%	14.57%	0.47%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at March 31, 2026 (unaudited) and December 31, 2025 (audited) and the results of its operations for the three months ended March 31, 2026 and 2025 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of December 31, 2025.

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

Income Taxes (Topic 740) of the Codification clarifies the accounting for uncertainty in tax positions. This requires that the Partnership recognize in its financial statements the impact of any uncertain tax positions. Based on a review of the Partnership’s open tax years, 2022 to 2025, Millburn Ridgefield LLC (the “General Partner”) has determined that no reserves for uncertain tax positions were required.

Investment Company Status: The Partnership is for U.S. GAAP purposes an investment company in accordance with FASB Codification 946 Financial Services – Investment Companies.

There have been no material changes with respect to the Partnership's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership's Annual Report on Form 10-K for fiscal year 2025.

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

The following tables represent the Partnership’s investments by hierarchical level as of March 31, 2026 and December 31, 2025 in valuing the Partnership’s investments at fair value. During the three months ended March 31, 2026 and December 31, 2025, respectively, the Partnership held no assets or liabilities in Level 3. At March 31, 2026 and December 31, 2025, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of March 31, 2026

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,733,799	$-	$106,733,799
Short-Term Money Market Fund*	5,902,782	-	5,902,782
Exchange-Traded Futures Contracts
Currencies	28,799	-	28,799
Energies	(6,724)	-	(6,724)
Grains	135,914	-	135,914
Interest rates	450,133	-	450,133
Livestock	2,800	-	2,800
Metals	244,884	-	244,884
Softs	875	-	875
Stock indices	501,142	-	501,142

Total exchange-traded futures contracts	1,357,823	-	1,357,823

Over-the-Counter Forward Currency Contracts	-	893,533	893,533

Total futures and forward currency contracts (2)	1,357,823	893,533	2,251,356

Total financial assets and liabilities at fair value	$113,994,404	$893,533	$114,887,937

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$18,732,979
Investments in U.S. Treasury notes			88,000,820
Total investments in U.S. Treasury notes			$106,733,799

(2)
Net unrealized appreciation on open futures and forward currency contracts			$2,251,356
Net unrealized depreciation on open futures and forward currency contracts			-
Total net unrealized appreciation on open futures and forward currency contracts			$2,251,356

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2025

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$97,779,081	$-	$97,779,081
Short-Term Money Market Fund*	5,075,000	-	5,075,000
Exchange-Traded Futures Contracts
Currencies	6,217	-	6,217
Energies	6,069	-	6,069
Grains	231,118	-	231,118
Interest rates	53,146	-	53,146
Livestock	(12,400)	-	(12,400)
Metals	424,231	-	424,231
Softs	11,108	-	11,108
Stock indices	12,214	-	12,214

Total exchange-traded futures contracts	731,703	-	731,703

Over-the-Counter Forward Currency Contracts	-	504,596	504,596

Total futures and forward currency contracts (2)	731,703	504,596	1,236,299

Total financial assets and liabilities at fair value	$103,585,784	$504,596	$104,090,380

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,502,803
Investments in U.S. Treasury notes			78,276,278
Total investments in U.S. Treasury notes			$97,779,081

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,278,124
Net unrealized depreciation on open futures and forward currency contracts			(41,825)
Total net unrealized appreciation on open futures and forward currency contracts			$1,236,299

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at March 31, 2026, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at March 31, 2026 and December 31, 2025. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at March 31, 2026

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$8,787	$(11,193)	$35,890	$(4,685)	$28,799
Energies	125,185	(131,978)	69	-	(6,724)
Grains	274,780	(79,178)	275	(59,963)	135,914
Interest rates	-	-	799,446	(349,313)	450,133
Livestock	-	-	3,050	(250)	2,800
Metals	719,613	(472,498)	432,504	(434,735)	244,884
Softs	6,516	(4,626)	-	(1,015)	875
Stock indices	632,481	(87,160)	3,383	(47,562)	501,142
Total futures contracts	1,767,362	(786,633)	1,274,617	(897,523)	1,357,823

Forward currency contracts	346,501	(2,457,476)	3,240,033	(235,525)	893,533

Total futures and
forward currency contracts	$2,113,863	$(3,244,109)	$4,514,650	$(1,133,048)	$2,251,356

Fair Value of Futures and Forward Currency Contracts at December 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$8,435	$(1,973)	$5,580	$(5,825)	$6,217
Energies	49,203	(131,300)	89,390	(1,224)	6,069
Grains	-	(10,080)	243,323	(2,125)	231,118
Interest rates	107,741	(20,884)	81,348	(115,059)	53,146
Livestock	-	-	780	(13,180)	(12,400)
Metals	1,153,702	(53,712)	27,230	(702,989)	424,231
Softs	7,897	(1,428)	12,237	(7,598)	11,108
Stock indices	263,051	(219,811)	22,948	(53,974)	12,214
Total futures contracts	1,590,029	(439,188)	482,836	(901,974)	731,703

Forward currency contracts	1,587,369	(401,089)	242,623	(924,307)	504,596

Total futures and
forward currency contracts	$3,177,398	$(840,277)	$725,459	$(1,826,281)	$1,236,299

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three months ended March 31, 2026 and 2025 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Gross trading gains (losses) of futures and forward currency contracts for the three months ended March 31, 2026 and 2025

Sector	2026	2025

Futures contracts:
Currencies	$(19,133)	$(488,581)
Energies	3,304,655	752,225
Grains	(426,304)	(133,717)
Interest rates	6,012,611	315,340
Livestock	(1,950)	(24,420)
Metals	2,622,299	1,160,428
Softs	(110,490)	139,842
Stock indices	2,129,449	(505,183)

Total futures contracts	13,511,137	1,215,934

Forward currency contracts	1,453,914	(1,619,731)

Total futures and
forward currency contracts	$14,965,051	$(403,797)

The following table presents average notional value by sector of open futures and forward currency contracts for the three months ended March 31, 2026 and 2025 in U.S. dollars. The Partnership’s average net asset value for the three months ended March 31, 2026 and 2025 was approximately $113,000,000 and $115,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the three months ended March 31, 2026 and 2025

	2026		2025
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$3,424,281	$5,353,231	$1,859,724	$7,636,263
Energies	10,932,378	965,843	27,949,612	564,347
Grains	3,833,404	5,222,626	120,825	6,302,592
Interest rates	25,009,740	123,344,665	61,173,671	94,845,323
Livestock	-	431,360	486,350	57,165
Metals	6,295,670	353,258	12,400,880	812,243
Softs	901,298	799,027	2,183,100	1,074,438
Stock indices	45,945,279	4,517,782	67,720,942	5,141,019

Total futures contracts	96,342,050	140,987,792	173,895,104	116,433,390

Forward currency contracts	63,469,231	30,150,999	27,279,732	32,486,063

Total futures and
forward currency contracts	$159,811,281	$171,138,791	$201,174,836	$148,919,453

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at March 31, 2026 and 2025. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of March 31, 2026 and December 31, 2025.

Offsetting derivative assets and liabilities at March 31, 2026

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$127,534	$(116,164)	$11,370
Counterparty J	955,716	(283,362)	672,354
Counterparty L	1,958,728	(1,284,629)	674,099
Total futures contracts	3,041,978	(1,684,155)	1,357,823

Forward currency contracts
Counterparty G	1,005,985	(821,589)	184,396
Counterparty K	2,580,549	(1,871,412)	709,137
Total forward currency contracts	3,586,534	(2,693,001)	893,533

Total assets	$6,628,512	$(4,377,156)	$2,251,356

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty C	$11,370	$-	$(11,370)	$-
Counterparty G	184,396	-	-	184,396
Counterparty J	672,354	-	(672,354)	-
Counterparty K	709,137	-	-	709,137
Counterparty L	674,099	-	(674,099)	-

Total	$2,251,356	$-	$(1,357,823)	$893,533

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged, if any, includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statement of
Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of March 31, 2026.

Offsetting derivative assets and liabilities at December 31, 2025

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Futures contracts
Counterparty J	$370,771	$(237,440)	$133,331
Counterparty L	1,639,983	(1,009,876)	630,107
Total futures contracts	2,010,754	(1,247,316)	763,438

Forward currency contracts
Counterparty K	1,252,779	(738,093)	514,686

Total assets	$3,263,533	$(1,985,409)	$1,278,124

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$93,846	$(62,111)	$31,735
Total futures contracts	93,846	(62,111)	31,735

Forward currency contracts
Counterparty G	587,303	(577,213)	10,090

Total liabilities	$681,149	$(639,324)	$41,825

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty J	$133,331	$-	$(133,331)	$-
Counterparty K	514,686	-	-	514,686
Counterparty L	630,107	-	(630,107)	-

Total	$1,278,124	$-	$(763,438)	$514,686

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(1)(2)	Net Amount

Counterparty C	$31,735	$-	$(31,735)	$-
Counterparty G	10,090	-	(10,090)	-

Total	$41,825	$-	$(41,825)	$-

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $11,860,927 and $10,027,763 at March 31, 2026 and December 31, 2025, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three months ended March 31, 2026 and 2025. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	March 31,	March 31,
	2026	2025
Profit share earned	$-	$25
Profit share accrued	621,872	3,196
Total profit share	$621,872	$3,221

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At March 31, 2026 and December 31, 2025, $0 was owed to the General Partner.

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

7. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from April 1, 2026 to May 14, 2026, the date the Form 10-Q was filed. Based on such evaluation, no further events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three months ended March 31, 2026, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Period ended March 31, 2026

Month Ended:	Total Partners' Capital

March 31, 2026	$119,741,674
December 31, 2025	106,495,031

Three months ended
Change in Partners' Capital	$13,246,643
Percent Change	12.44%

THREE MONTHS ENDED MARCH 31, 2026

The increase in the Partnership’s Partners’ capital of $13,246,643 was attributable to contributions of $54,461 and net income after profit share of $14,544,707, which was partially offset by withdrawals of $1,352,525.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended March 31, 2026 decreased $19,472 and $8,859, respectively, relative to the corresponding period in 2025. The decreases were due mainly to a decrease in Limited Partners’ Partners’ capital during the three months ended March 31, 2026, relative to the corresponding period in 2025.

Trade execution and clearing costs for the three months ended March 31, 2026 increased $20,919 relative to the corresponding period in 2025. The increase was due mainly to an increase in the Partnership’s trading volume during the three months ended March 31, 2026 relative to the corresponding period in 2025.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended March 31, 2026 decreased $261,959 relative to the corresponding period in 2025. This decrease was due predominantly to a decrease in short-term U.S. treasury yields during the three months ended March 31, 2026 relative to the corresponding period in 2025.

During the three months ended March 31, 2026, the Partnership experienced net realized and unrealized gains of $14,740,423 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $505,352, administrative expenses of $67,893, custody fees and other expenses of $9,334 and accrued profit share to the General Partner of $621,872 were incurred. The Partnership’s gains achieved from trading operations, in addition to interest income of $1,008,735, were partially offset by the Partnership expenses resulting in net income after profit share to the General Partner of $14,544,707. An analysis of the gross trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	1.33%
Energies	3.11%
Grains	(0.35)%
Interest rates	5.53%
Livestock	0.05%
Metals	2.50%
Softs	(0.06)%
Stock indices	2.02%

Trading Gain	14.13%

MANAGEMENT DISCUSSION –2026

Three months ended March 31, 2026

The Partnership was profitable during the quarter as gains from trading interest rate, stock index, currency, energy and metals futures exceeded losses from trading grain futures. Trading of soft commodity and livestock futures was marginally negative.

During February, increased geopolitical tension between the U.S/Israel and Iran was accompanied by safe-haven demand for government bonds and declining interest rates. Expectations that official interest rate cuts would be forthcoming from the European Central Bank, the U.S. Federal Reserve and the Bank of England in 2026 also coincided with lower global interest rates. Long positions in European, Canadian, Japanese and short-term British interest rate futures, were profitable. However, in March, short positions in interest rate futures were profitable as inflation concerns increased amid higher prices of energy and energy-related products, coupled with supply disruptions related to the Middle East conflict. Short positions in U.S., German, Italian, British, Canadian and Australian interest rate futures across the yield curve were profitable. A shift towards tighter monetary policy by monetary authorities around the globe also accompanied these higher rates, especially in shorter term tenors.

Trading of equity index futures was mixed but positive during the quarter. Early on, capital expenditure spending for artificial intelligence (“AI”), energy and electricity, growing inter-regional trade and institutional reforms coincided with gains in Asian equities. A rotation away from large capitalization technology stocks, especially U.S. equities, toward non-U.S. and smaller capitalization equities was also reflected in positive equity results in January and February. Subsequently, however, concerns about rising inflation, higher interest rates, slowing growth and AI and private credit risks occurred alongside declines in equity markets during most of March, although there was an equity rally at month end amid reports of a possible end to Iran hostilities. Overall, trading of U.S., Korean, Indian, Japanese Tokyo Stock Price Index (TOPIX), iShares MSCI Emerging Markets ETF (EEM), German and British equity index futures was profitable. Conversely, trading of Brazilian, Chinese, Singaporean, Japanese Nikkei, and Euro Stoxx stock index futures posted partially offsetting losses.

The U.S. dollar was volatile during the quarter. It declined in January and February as market participants seemed to anticipate improved growth outside the U.S. and rotating away from concentration in U.S. large technology stocks toward non-U.S. regions and small and mid-capitalization equities. Then, amid the Middle East conflict, the U.S. dollar increased. Short U.S. dollar trades versus the high-yielding Brazilian real, South African rand and British pound were profitable, especially early in the quarter. A short U.S. dollar/long Norwegian krone trade was profitable as oil prices increased. Later in the period, long U.S. dollar trades against the Swiss franc, euro, Korean won, Canadian dollar and Swedish krona registered gains. Conversely, early in the quarter, long U.S. dollar trades against Australian, New Zealand and Japanese currencies posted partially offsetting losses. Trading the U.S. dollar versus the Mexican peso was slightly unprofitable as well.

During January and February, crude oil and crude oil product prices increased amid a rising geopolitical risk premium surrounding U.S./Iran tensions following U.S./Venezuela developments. Production outages in Kazakhstan, U.S. production freeze-offs and tightening U.S. restrictions on purchases of Russian oil also coincided with higher prices, despite reported expectations of significant oversupply. Then, as March opened, energy prices increased following the U.S.-Israeli intervention into Iran, the closure of the Strait of Hormuz and associated supply disruptions for crude oil, crude oil products and energy related goods, such as petrochemicals, fertilizers, sulfur and helium. Long positions in Brent crude, West Texas Crude (WTI), heating oil and London gas oil were profitable. A short U.S. natural gas position and trading carbon emissions were unprofitable.

At the start of 2026, declining interest rates, a weak U.S. dollar, central bank reserve diversification, geopolitical tensions and haven demand, tariff influences, idiosyncratic supply problems, and strong demand related to AI and electricity usage coincided with increases in both precious and industrial metal prices. Long positions in gold, silver and copper were profitable. As prices rose to record highs, Millburn’s risk models, late in January, resulted in position reductions and/or reversals in several markets. These actions preceded a broad profit-taking price retreat across the metals complex at month end and were followed by the preservation of, or additional, profits in certain markets. Then, in March, precious and industrial metals declined as the Middle East conflict coincided with increasing energy prices and supply disruptions that were associated with stagflation concerns, increasing expectations that major central banks could hike interest rates this year rather than lower them as was expected prior to the start of the intervention, rising bond yields and a stronger U.S. dollar. Short gold, silver, platinum and copper futures positions were profitable. A long aluminum trade was also profitable as Iranian attacks on Gulf neighbors seemed to damage production capabilities.

Short wheat futures positions were unprofitable as prices reached the highest level since June 2024 alongside frost threats in the Black Sea region, drought concerns in the U.S. and farmers scaled back plantings globally as the availability and cost of key crop nutrients became problematic amid the prolonged Middle East conflict. A short corn trade was also unprofitable as rising diesel and nitrogen fertilizer costs coincided with pressure on farmer margins, increased prices and reduced planting intentions. Trading in soybean and soybean meal futures was also unprofitable, as tariff concerns, together with the availability of cheaper Brazilian supplies, seemed to affect Chinese demand for U.S. soybeans. On the other hand, a long soybean oil position produced a partially offsetting gain as Middle East turmoil occurred alongside higher prices for this key feedstock for biodiesel and renewable diesel. Favorable new U.S. government biofuel mandates came during a period of higher soybean oil prices.

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

During the three months ended March 31, 2025, the Partnership experienced net realized and unrealized losses of $473,655 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Total brokerage and management fees of $512,764, administrative expenses of $71,755, custody fees and other expenses of $5,242 were incurred. Interest income of $1,270,694 and profit share from the General Partner of $3,221 offset the Partnership expenses resulting in net income after profit share to the General Partner of $204,057. An analysis of the gross trading gain (loss) by sector is as follows:

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2026.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the General Partner's internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership's Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. On January 1, 2026, February 1, 2026 and March 1, 2026, The Partnership sold Interests to new and existing limited partners of $26,597, $25,902 and $1,962, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended March 31, 2026:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

January 31, 2026	$ (184,160)	$ (52,873)	$ (237,033)
February 28, 2026	(884,647)	(17,011)	(901,658)
March 31, 2026	(206,062)	(7,772)	(213,834)
Total	$ (1,274,869)	$ (77,656)	$ (1,352,525)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended March 31, 2026, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

By:	Millburn Ridgefield LLC,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: May 14, 2026		(Principal Accounting Officer)