Form 10-Q
period 2026-06-30
NESTOR PARTNERS
filed 2026-08-13
CIK 888471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended:   June 30, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nestor Partners
Financial statements
For the three and six months ended June 30, 2026 and 2025 (unaudited)

Statements of Financial Condition (a)	1
Condensed Schedules of Investments (a)	2
Statements of Operations (b)	6
Statements of Changes in Partners' Capital (c)	8
Statements of Financial Highlights (b)	9
Notes to the Financial Statements	10

(a) At June 30, 2026 (unaudited) and December 31, 2025
(b) For the three and six months ended June 30, 2026 and 2025 (unaudited)
(c) For the six months ended June 30, 2026 and 2025 (unaudited)

Nestor Partners
Statements of Financial Condition

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes − at fair value
(amortized cost $24,070,143 and $19,474,001)	$24,059,171	$19,502,803
Net unrealized appreciation on open futures and forward
currency contracts	1,760,929	1,278,124
Due from brokers, net	2,994,769	2,693,379
Cash denominated in foreign currencies (cost $168,191
and $428,713)	164,087	420,509

Total equity in trading accounts	28,978,956	23,894,815

INVESTMENTS IN U.S. TREASURY NOTES − at fair value
(amortized cost $82,807,957 and $78,192,581)	82,714,421	78,276,278

CASH AND CASH EQUIVALENTS	5,992,047	5,325,000

ACCRUED INTEREST RECEIVABLE	609,055	446,511

TOTAL	$118,294,479	$107,942,604

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Capital contributions received in advance	$-	$26,597
Net unrealized depreciation on open futures and forward
currency contracts	290,252	41,825
Accrued management fees	76,613	72,826
Accrued installment selling commissions	52,490	50,282
Accrued trade execution and clearing costs	6,313	6,827
Cash overdraft denominated in foreign currencies (cost $229,344
and $29,352)	228,565	28,896
Accrued expenses	128,951	66,673
Capital withdrawals payable to Limited Partners	134,810	1,153,530
Capital withdrawals payable to General Partner	-	117
Accrued profit share	481,688	-

Total liabilities	1,399,682	1,447,573

PARTNERS' CAPITAL	116,894,797	106,495,031

TOTAL	$118,294,479	$107,942,604

See notes to financial statements (unaudited)

Nestor Partners
Condensed Schedule of Investments
June 30, 2026 (unaudited)

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	(0.02)%	$(27,525)
Energies	0.00	508
Interest rates:
30 Year U.S. Treasury Bond (55 contracts, settlement date September 2026)	0.01	6,594
Other	0.25	298,644

Total interest rates	0.26	305,238

Livestock	0.00	3,050
Metals	(1.11)	(1,301,409)
Softs	0.00	2,806
Stock indices	0.03	33,994

Total long futures contracts	(0.84)	(983,338)

Short futures contracts:
Currencies	0.10	117,345
Energies	(0.03)	(39,406)
Grains	0.08	99,824
Interest rates:
2 Year U.S. Treasury Note (361 contracts, settlement date September 2026)	0.04	45,344
Other	(0.08)	(95,950)

Total interest rates	(0.04)	(50,606)

Livestock	0.01	10,250
Metals	0.68	801,778
Softs	(0.04)	(41,695)
Stock indices	(0.17)	(204,404)

Total short futures contracts	0.59	693,086

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	(0.25)	(290,252)

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	(3.17)	(3,710,874)
Total short forward currency contracts	4.68	5,471,803

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	1.51	1,760,929

TOTAL	1.26%	$1,470,677

		(Continued)

Nestor Partners
Condensed Schedule of Investments
June 30, 2026 (unaudited)

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$35,979,000	U.S. Treasury notes, 1.500%, 08/15/2026	30.69%	$35,875,702
36,679,000	U.S. Treasury notes, 2.000%, 11/15/2026	31.15	36,418,235
34,852,000	U.S. Treasury notes, 2.250%, 02/15/2027	29.50	34,479,655

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $106,878,100)	91.34%	$106,773,592

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Condensed Schedule of Investments
December 31, 2025

Futures and Forward Currency Contracts	Net Unrealized Appreciation/ (Depreciation) as a % of Partners' Capital	Net Unrealized Appreciation/ (Depreciation)
FUTURES CONTRACTS
Long futures contracts:
Currencies	0.01%	$6,462
Energies	(0.08)	(82,097)
Grains	(0.01)	(10,080)
Interest rates	0.08	86,857
Metals	1.03	1,099,990
Softs	0.01	6,469
Stock indices	0.04	43,240

Total long futures contracts	1.08	1,150,841

Short futures contracts:
Currencies	(0.00)	(245)
Energies	0.08	88,166
Grains	0.23	241,198
Interest rates	(0.03)	(33,711)
Livestock	(0.01)	(12,400)
Metals	(0.63)	(675,759)
Softs	0.00	4,639
Stock indices	(0.03)	(31,026)

Total short futures contracts	(0.39)	(419,138)

TOTAL INVESTMENTS IN FUTURES CONTRACTS − Net	0.69	731,703

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts	1.11	1,186,280
Total short forward currency contracts	(0.64)	(681,684)

TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS − Net	0.47	504,596

TOTAL	1.16%	$1,236,299

		(Continued)

Nestor Partners
Condensed Schedule of Investments
December 31, 2025

U.S. TREASURY NOTES
Face Amount	Description	Fair Value as a % of Partners' Capital	Fair Value

$31,879,000	U.S. Treasury notes, 1.625%, 02/15/2026	29.86%	$31,798,680
32,752,000	U.S. Treasury notes, 1.625%, 05/15/2026	30.54	32,525,550
33,879,000	U.S. Treasury notes, 1.500%, 08/15/2026	31.42	33,454,851

	TOTAL INVESTMENTS IN U.S. TREASURY
	NOTES (amortized cost $97,666,582)	91.82%	$97,779,081

See notes to financial statements (unaudited)			(Concluded)

Nestor Partners
Statements of Operations (unaudited)

	For the three months ended
	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest income, net	$1,067,970	$1,177,473

EXPENSES:
Brokerage and management fees:
Management fees	230,300	226,576
Installment selling commissions	155,211	161,655
Trade execution and clearing costs	133,041	98,597
Total brokerage and management fees	518,552	486,828

Administrative expenses	73,281	69,417
Custody fees and other expenses	10,664	12,631

Total expenses	602,497	568,876

NET INVESTMENT INCOME	465,473	608,597

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized (losses) on closed positions:
Futures and forward currency contracts	(711,172)	(1,576,693)
Foreign exchange transactions	(69,624)	(40,506)
Net change in unrealized:
Futures and forward currency contracts	(780,679)	34,075
Foreign exchange translation	(2,446)	10,602
Net (losses) from U.S. Treasury notes:
Realized	-	(2,215)
Net change in unrealized	(81,356)	(57,228)

Total net realized and unrealized (losses)	(1,645,277)	(1,631,965)

NET (LOSS)	(1,179,804)	(1,023,368)
LESS PROFIT SHARE TO (FROM) GENERAL PARTNER	(137,768)	(3,102)
NET (LOSS) AFTER PROFIT SHARE TO (FROM)
GENERAL PARTNER	$(1,042,036)	$(1,020,266)

See notes to financial statements (unaudited)

Nestor Partners
Statements of Operations (unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
INVESTMENT INCOME:
Interest income, net	$2,076,705	$2,448,167

EXPENSES:
Brokerage and management fees:
Management fees	453,479	469,227
Installment selling commissions	314,654	329,957
Trade execution and clearing costs	255,771	200,408
Total brokerage and management fees	1,023,904	999,592

Administrative expenses	141,174	141,172
Custody fees and other expenses	19,998	17,873

Total expenses	1,185,076	1,158,637

NET INVESTMENT INCOME	891,629	1,289,530

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
Futures and forward currency contracts	13,238,822	(901,747)
Foreign exchange transactions	(165,470)	(79,323)
Net change in unrealized:
Futures and forward currency contracts	234,378	(1,044,668)
Foreign exchange translation	4,423	30,030
Net (losses) from U.S. Treasury notes:
Realized	-	(2,215)
Net change in unrealized	(217,007)	(107,697)

Total net realized and unrealized gains (losses)	13,095,146	(2,105,620)

NET INCOME (LOSS)	13,986,775	(816,090)
LESS PROFIT SHARE TO GENERAL PARTNER	484,104	119
NET INCOME (LOSS) AFTER PROFIT SHARE TO
GENERAL PARTNER	$13,502,671	$(816,209)

See notes to financial statements (unaudited)		(Concluded)

Nestor Partners
Statements of Changes in Partners' Capital (unaudited)

For the six months ended June 30, 2026:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2026	$37,959,918	$66,410,401	$-	$2,124,712	$106,495,031
Contributions	-	54,461	-	-	54,461
Withdrawals	(1,274,869)	(77,656)	-	-	(1,352,525)
Net income	5,137,193	9,716,481	-	312,905	15,166,579
General Partner's allocation:
New Profit-Accrued	(604,658)	(17,214)	-	-	(621,872)
PARTNERS' CAPITAL-
March 31, 2026	$41,217,584	$76,086,473	$-	$2,437,617	$119,741,674

Contributions	-	24,192	2,416	-	26,608
Withdrawals	(198,401)	(1,633,048)	-	-	(1,831,449)
Net loss	(602,768)	(561,212)	(10)	(15,814)	(1,179,804)
General Partner's allocation:
New Profit-Accrued	120,554	17,214	-	-	137,768
PARTNERS' CAPITAL-
June 30, 2026	$40,536,969	$73,933,619	$2,406	$2,421,803	$116,894,797

For the six months ended June 30, 2025:
	Limited Partners	Special Limited Partners	New Profit Memo Account	General Partner	Total
PARTNERS' CAPITAL-
January 1, 2025	$43,776,004	$68,669,182	$-	$2,143,675	$114,588,861
Contributions	-	103,782	25	-	103,807
Withdrawals	(2,042,587)	(242,768)	-	-	(2,285,355)
Net income (loss)	(119,269)	314,957	-	11,590	207,278
General Partner's allocation:
New Profit-Accrued	(3,221)	-	-	-	(3,221)
PARTNERS' CAPITAL-
March 31, 2025	$41,610,927	$68,845,153	$25	$2,155,265	$112,611,370

Contributions	-	7,530	94	-	7,624
Withdrawals	(115,875)	(80,338)	-	-	(196,213)
Net loss	(569,595)	(441,695)	(1)	(12,077)	(1,023,368)
General Partner's allocation:
New Profit-Accrued	3,102	-	-	-	3,102
PARTNERS' CAPITAL-
June 30, 2025	$40,928,559	$68,330,650	$118	$2,143,188	$111,402,515

See notes to financial statements (unaudited)

Nestor Partners
Statements of Financial Highlights (unaudited)

For the three months ended June 30, 2026 and 2025	Limited Partners		Special Limited Partners
	2026	2025	2026	2025

Ratios to average capital:
Net investment income (loss) (a)	(0.28)%	0.36%	2.59%	3.28%

Total expenses (a)	3.99%	3.91%	1.07%	0.98%
Profit share allocation (b) (c)	(0.30)%	(0.01)%	(0.02)%	0.00%
Total expenses and profit share allocation	3.69%	3.90%	1.05%	0.98%

Total return before profit share allocation (b)	(1.47)%	(1.36)%	(0.73)%	(0.64)%
Less: profit share allocation (b) (c)	(0.30)%	(0.01)%	(0.02)%	0.00%
Total return after profit share allocation	(1.17)%	(1.35)%	(0.71)%	(0.64)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

For the six months ended June 30, 2026 and 2025	Limited Partners		Special Limited Partners
	2026	2025	2026	2025

Ratios to average capital:
Net investment income (loss) (a)	(0.33)%	0.48%	2.57%	3.39%

Total expenses (a)	4.00%	3.90%	1.06%	0.97%
Profit share allocation (b) (c)	1.21%	0.00%	0.00%	0.00%
Total expenses and profit share allocation	5.21%	3.90%	1.06%	0.97%

Total return before profit share allocation (b)	12.07%	(1.62)%	13.80%	(0.17)%
Less: profit share allocation (b) (c)	1.21%	0.00%	0.00%	0.00%
Total return after profit share allocation	10.86%	(1.62)%	13.80%	(0.17)%

(a) annualized
(b) not annualized
(c) in instances of 0.00, value is less than 0.01 when rounded to two decimal places

See notes to financial statements (unaudited)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of Nestor Partners’ (the “Partnership”) financial condition at June 30, 2026(unaudited) and December 31, 2025 (audited) and the results of its operations for the three and six months ended June 30, 2026 and 2025 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission as of and for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of and for the year ended December 31, 2025.

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

Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

There have been no material changes with respect to the Partnership’s critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2025.

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

The following tables represent the Partnership’s investments by hierarchical level as of June 30, 2026 and December 31, 2025 in valuing the Partnership’s investments at fair value. During the three and six months ended June 30, 2026 and December 31, 2025, respectively, the Partnership held no assets or liabilities in Level 3.

Financial assets and liabilities at fair value as of June 30, 2026

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$106,773,592	$-	$106,773,592
Short-Term Money Market Fund*	5,742,047	-	5,742,047
Exchange-Traded Futures Contracts
Currencies	89,820	-	89,820
Energies	(38,898)	-	(38,898)
Grains	99,824	-	99,824
Interest rates	254,632	-	254,632
Livestock	13,300	-	13,300
Metals	(499,631)	-	(499,631)
Softs	(38,889)	-	(38,889)
Stock indices	(170,410)	-	(170,410)

Total exchange-traded futures contracts	(290,252)	-	(290,252)

Over-the-Counter Forward Currency Contracts	-	1,760,929	1,760,929

Total futures and forward currency contracts (2)	(290,252)	1,760,929	1,470,677

Total financial assets and liabilities at fair value	$112,225,387	$1,760,929	$113,986,316

Per line item in the Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$24,059,171
Investments in U.S. Treasury notes			82,714,421
Total investments in U.S. Treasury notes			$106,773,592

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,760,929
Net unrealized depreciation on open futures and forward currency contracts			(290,252)
Total net unrealized appreciation on open futures and forward currency contracts			$1,470,677

*The short-term money market fund is included in Cash and Cash Equivalents in the Statements of Financial Condition.

Financial assets and liabilities at fair value as of December 31, 2025

	Level 1	Level 2	Total

U.S. Treasury Notes (1)	$97,779,081	$-	$97,779,081
Short-Term Money Market Fund*	5,075,000	-	5,075,000
Exchange-Traded Futures Contracts
Currencies	6,217	-	6,217
Energies	6,069	-	6,069
Grains	231,118	-	231,118
Interest rates	53,146	-	53,146
Livestock	(12,400)	-	(12,400)
Metals	424,231	-	424,231
Softs	11,108	-	11,108
Stock indices	12,214	-	12,214

Total exchange-traded futures contracts	731,703	-	731,703

Over-the-Counter Forward Currency Contracts	-	504,596	504,596

Total futures and forward currency contracts (2)	731,703	504,596	1,236,299

Total financial assets and liabilities at fair value	$103,585,784	$504,596	$104,090,380

Per line item in Statements of Financial Condition
(1)
Investments in U.S. Treasury notes held in equity trading accounts as collateral			$19,502,803
Investments in U.S. Treasury notes			78,276,278
Total investments in U.S. Treasury notes			$97,779,081

(2)
Net unrealized appreciation on open futures and forward currency contracts			$1,278,124
Net unrealized depreciation on open futures and forward currency contracts			(41,825)
Total net unrealized appreciation on open futures and forward currency contracts			$1,236,299

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

The Partnership engages in the speculative trading of futures and forward contracts on currencies, energies, grains, interest rates, livestock, metals, softs and stock indices. The following were the primary trading risk exposures of the Partnership at June 30, 2026, by market sector:

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

The following tables present the fair value of open futures and forward currency contracts, held long or sold short, at June 30, 2026 and December 31, 2025. Fair value is presented on a gross basis even though the contracts are subject to master netting agreements and qualify for net presentation in the Statements of Financial Condition.

Fair Value of Futures and Forward Currency Contracts at June 30, 2026

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$5,109	$(32,634)	$119,545	$(2,200)	$89,820
Energies	10,847	(10,339)	52,073	(91,479)	(38,898)
Grains	-	-	132,623	(32,799)	99,824
Interest rates	458,385	(153,147)	129,038	(179,644)	254,632
Livestock	3,050	-	10,310	(60)	13,300
Metals	117,032	(1,418,441)	974,247	(172,469)	(499,631)
Softs	6,406	(3,600)	965	(42,660)	(38,889)
Stock indices	79,897	(45,903)	24,570	(228,974)	(170,410)
Total futures contracts	680,726	(1,664,064)	1,443,371	(750,285)	(290,252)

Forward currency contracts	164,930	(3,875,804)	5,547,007	(75,204)	1,760,929

Total futures and
forward currency contracts	$845,656	$(5,539,868)	$6,990,378	$(825,489)	$1,470,677

Fair Value of Futures and Forward Currency Contracts at December 31, 2025

					Net Unrealized
	Fair Value - Long Positions		Fair Value - Short Positions		Gain (Loss) on
Sector	Gains	Losses	Gains	Losses	Open Positions

Futures contracts:
Currencies	$8,435	$(1,973)	$5,580	$(5,825)	$6,217
Energies	49,203	(131,300)	89,390	(1,224)	6,069
Grains	-	(10,080)	243,323	(2,125)	231,118
Interest rates	107,741	(20,884)	81,348	(115,059)	53,146
Livestock	-	-	780	(13,180)	(12,400)
Metals	1,153,702	(53,712)	27,230	(702,989)	424,231
Softs	7,897	(1,428)	12,237	(7,598)	11,108
Stock indices	263,051	(219,811)	22,948	(53,974)	12,214
Total futures contracts	1,590,029	(439,188)	482,836	(901,974)	731,703

Forward currency contracts	1,587,369	(401,089)	242,623	(924,307)	504,596

Total futures and
forward currency contracts	$3,177,398	$(840,277)	$725,459	$(1,826,281)	$1,236,299

The effect of trading futures and forward currency contracts is represented on the Statements of Operations for the three and six months ended June 30, 2026 and 2025 as “Net realized gains (losses) on closed positions: Futures and forward currency contracts” and “Net change in unrealized: Futures and forward currency contracts.” These trading gains and losses are detailed below.

Trading gains (losses) of futures and forward currency contracts for the three and six months ended June 30, 2026 and 2025

Sector	Three months ended: June 30, 2026	Three months ended: June 30, 2025	Six months ended: June 30, 2026	Six months ended: June 30, 2025

Futures contracts:
Currencies	$400,218	$(71,925)	$381,085	$(560,506)
Energies	(2,214,446)	(1,280,814)	1,090,209	(528,589)
Grains	381,950	62,900	(44,354)	(70,817)
Interest rates	(1,574,157)	135,529	4,438,454	450,869
Livestock	55,690	38,920	53,740	14,500
Metals	(657,463)	98,317	1,964,836	1,258,745
Softs	(200,118)	(116,998)	(310,608)	22,844
Stock indices	(137,349)	175,755	1,992,100	(329,428)

Total futures contracts	(3,945,675)	(958,316)	9,565,462	257,618

Forward currency contracts	2,453,824	(584,302)	3,907,738	(2,204,033)

Total futures and
forward currency contracts	$(1,491,851)	$(1,542,618)	$13,473,200	$(1,946,415)

The following table presents average notional value by sector of open futures and forward currency contracts for the six months ended June 30, 2026 and 2025 in U.S. dollars. The Partnership’s average net asset value for the six months ended June 30, 2026 and 2025 was approximately $115,000,000 and $113,000,000, respectively.

Average notional value by sector of futures and forward currency contracts for the six months ended June 30, 2026 and 2025

	2026		2025
Sector	Long positions	Short positions	Long positions	Short positions

Futures contracts:
Currencies	$3,683,520	$8,730,445	$1,257,450	$8,272,383
Energies	7,746,925	4,149,922	25,914,978	1,670,044
Grains	2,555,603	8,409,169	316,853	6,992,853
Interest rates	78,231,747	100,126,311	69,926,503	70,496,607
Livestock	65,467	481,513	523,850	167,110
Metals	7,540,697	235,505	9,116,499	1,313,032
Softs	865,163	711,268	1,863,531	894,812
Stock indices	34,834,188	12,225,086	53,636,084	10,108,229

Total futures contracts	135,523,310	135,069,219	162,555,748	99,915,070

Forward currency contracts	54,322,309	42,627,509	30,993,123	30,475,135

Total futures and
forward currency contracts	$189,845,619	$177,696,728	$193,548,871	$130,390,205

Notional values in the interest rate sector were calculated by converting the notional value in local currency of open interest rate futures positions with maturities less than 10 years to 10-year equivalent fixed income instruments and translated to U.S. dollars at June 30, 2026 and 2025. The 10-year note is often used as a benchmark for many types of fixed-income instruments and the General Partner believes it is a more meaningful representation of notional values of the Partnership’s open interest rate positions.

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

The following tables present gross amounts of assets or liabilities which qualify for offset as presented in the Statements of Financial Condition as of June 30, 2026 and December 31, 2025.

Offsetting derivative assets and liabilities at June 30, 2026

Assets	Gross amounts of recognized assets	Gross amounts offset in the Statement of Financial Condition	Net amounts of assets presented in the Statement of Financial Condition
Forward currency contracts
Counterparty G	1,926,865	(946,592)	980,273
Counterparty K	3,785,071	(3,004,415)	780,656
Total forward currency contracts	5,711,936	(3,951,007)	1,760,929

Total assets	$5,711,936	$(3,951,007)	$1,760,929

Liabilities	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Financial Condition	Net amounts of liabilities presented in the Statement of Financial Condition
Futures contracts
Counterparty C	$121,379	$(103,893)	$17,486
Counterparty J	428,426	(353,302)	75,124
Counterparty L	1,864,543	(1,666,901)	197,642
Total futures contracts	2,414,348	(2,124,096)	290,252

Total liabilities	$2,414,348	$(2,124,096)	$290,252

Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received(1)(2)	Net Amount(3)

Counterparty G	$980,273	$-	$-	$980,273
Counterparty K	780,656	-	-	780,656

Total	$1,760,929	$-	$-	$1,760,929

		Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net amounts of liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Pledged(2)(4)	Net Amount

Counterparty C	$17,486	$-	$(17,486)	$-
Counterparty J	75,124	-	(75,124)	-
Counterparty L	197,642	-	(197,642)	-

Total	$290,252	$-	$(290,252)	$-

(1) Collateral received includes trades made on exchanges. These trades are subject to central counterparty clearing where settlement is guaranteed by the exchange. Collateral pledged, if any, includes both cash and U.S. Treasury notes held at each respective counterparty.
(2) Collateral disclosed is limited to an amount not to exceed 100% of the net amount of assets and liabilities presented in the Statements of
Financial Condition for each respective counterparty.
(3) Net amount represents the amount that is subject to loss in the event of a counterparty failure as of June 30, 2026.
(4) Collateral pledged, if any, includes both cash and U.S. Treasury notes held at each respective counterparty as of June 30, 2026.

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

The Partnership’s forward currency trading activities are cleared through DB and BA. The Partnership’s concentration of credit risk associated with DB or BA nonperformance includes unrealized gains inherent in such contracts, which are recognized in the Statements of Financial Condition plus the value of margin or collateral held by DB and BA. The amount of such credit risk was $14,980,256 and $10,027,763 at June 30, 2026 and December 31, 2025, respectively.

4. PROFIT SHARE

The following table indicates the total profit share earned and accrued during the three and six months ended June 30, 2026 and 2025. Profit share earned (from Limited Partners’ redemptions) is credited to the New Profit Memo Account as defined in the Partnership’s Agreement of Limited Partnership.

	Three months ended:
	June 30,	June 30,
	2026	2025
Profit share earned	$2,416	$94
Reversal of profit share accrued (1)	(621,872)	(3,196)
Profit share accrued	481,688	-
Total profit share	$(137,768)	$(3,102)

	Six months ended:
	June 30,	June 30,
	2026	2025
Profit share earned	$2,416	$119
Profit share accrued	481,688	-
Total profit share	$484,104	$119

(1) on April 1st

5. RELATED PARTY TRANSACTIONS

Limited partnership interests (“Interests”) sold through selling agents engaged by the General Partner are generally subject to a 2.5% redemption charge for redemptions made prior to the end of the twelfth month following their sale. All redemption charges will be paid to the General Partner. At June 30, 2026 and December 31, 2025, $0 was owed to the General Partner.

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

7. DUE FROM/TO BROKERS, NET

At June 30, 2026 and December 31, 2025, due from and due to brokers, net balances, if applicable, in the Statements of Financial Condition include net cash receivable from each broker and net cash payable to each broker, respectively. The due from and due to brokers, net balance also includes cash held as collateral at Bank of America, N.A for open forward currency contracts.

8. SUBSEQUENT EVENTS

The General Partner has performed its evaluation of subsequent events from July 1, 2026 to August 13, 2026, the date the Form 10-Q was filed. Based on such evaluation, no events were discovered that required disclosure or adjustment to the Financial Statements.

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

During its operations for the three and six months ended June 30, 2026, the Partnership experienced no meaningful periods of illiquidity in any of the numerous markets traded by the General Partner.

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

Periods ended June 30, 2026

Month Ended:		Total Partners' Capital

June 30, 2026		$116,894,797
March 31, 2026		119,741,674
December 31, 2025		106,495,031

	Three months ended	Six months ended
Change in Partners' Capital	$(2,846,877)	$10,399,766
Percent Change	(2.38)%	9.77%

THREE MONTHS ENDED JUNE 30, 2026

The decrease in the Partnership’s Partners’ Capital of $2,846,877 was attributable to withdrawals of $1,831,449 and net loss after profit share of $1,042,036, which was partially offset by contributions of $26,608.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the three months ended June 30, 2026 increased $3,724 and decreased $6,444, respectively, relative to the corresponding period in 2025. The increase in management fees was due mainly to an increase in the Partnership’s net assets during the three months ended June 30, 2026, relative to the corresponding period in 2025. The decrease in selling commissions was due mainly to a decrease in the net assets of partners who are charged selling commissions during the three months ended June 30, 2026, relative to the corresponding period in 2025.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Partnership’s brokers and counterparties or with third parties to facilitate electronic trading with the Partnership’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the three months ended June 30, 2026 increased $34,444 relative to the corresponding period in 2025. The increase was due mainly to an increase in trading volume during the three months ended June 30, 2026 relative to the corresponding period in 2025.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the three months ended June 30, 2026 decreased $109,503 relative to the corresponding period in 2025. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in the Partnership’s net assets during the three months ended June 30, 2026 relative to the corresponding period in 2025.

During the three months ended June 30, 2026, the Partnership experienced net realized and unrealized losses of $1,645,277 from its trading operations (including foreign exchange transactions and translations and U.S. Treasury notes). Total brokerage and management fees of $518,552, administrative expenses of $73,281, and custody fees and other expenses of $10,664 were incurred. Interest income of $1,067,970 and profit share from the General Partner of $137,768 offset the Partnership expenses resulting in net loss after profit share to the General Partner of $1,042,036. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	2.49%
Energies	(1.91)%
Grains	0.34%
Interest rates	(1.32)%
Livestock	0.04%
Metals	(0.58)%
Softs	(0.18)%
Stock indices	(0.14)%

Gross trading loss	(1.26)%

SIX MONTHS ENDED JUNE 30, 2026

The increase in the Partnership’s Partners’ Capital of $10,399,766 was attributable to contributions of $81,069 and net income after profit share of $13,502,671, which was partially offset by withdrawals of $3,183,974.

Management fees and installment selling commissions are calculated on the net asset value of the Partnership on the last day of each month and are affected by trading performance, contributions and withdrawals. Management fees and installment selling commissions for the six months ended June 30, 2026 decreased $15,748 and $15,303, respectively, relative to the corresponding period in 2025. The decrease was due mainly to a decrease in the Limited Partners’ net assets during the six months ended June 30, 2026, relative to the corresponding period in 2025.

Trade execution and clearing costs, include costs relating to electronic trading (such as, but not limited to: National Futures Association (“NFA”) fees; exchange-related fees; foreign currency prime brokerage fees; externally incurred costs of establishing and utilizing electronic trading, computer, software and systems connections directly or indirectly with the Partnership’s brokers and counterparties or with third parties to facilitate electronic trading with the Partnership’s brokers and counterparties; and execution related data acquisition and subscription costs). Trade execution and clearing costs for the six months ended June 30, 2026 increased $55,363 relative to the corresponding period in 2025. The increase was due mainly to an increase in trading volume during the six months ended June 30, 2026 relative to the corresponding period in 2025.

Interest income is derived from cash and U.S. Treasury instruments held at the Partnership’s brokers and custodian. Interest income for the six months ended June 30, 2026 decreased $371,462 relative to the corresponding period in 2025. This decrease was due predominantly to a decrease in short-term U.S. treasury yields and a decrease in the Partnership’s net assets during the six months ended June 30, 2026 relative to the corresponding period in 2025.

During the six months ended June 30, 2026, the Partnership experienced net realized and unrealized gains of $13,095,146 from its trading operations (including foreign exchange transactions and translations and U.S. Treasury notes). Total brokerage and management fees of $1,023,904, administrative expenses of $141,174, and custody fees and other expenses of $19,998 and profit share to the General Partner of $484,104 were incurred. Interest income of $2,076,705 offset the Partnership expenses resulting in net income after profit share to the General Partner of $13,502,671. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss) of Partnership Capital
Currencies	3.84%
Energies	1.13%
Grains	(0.01)%
Interest rates	4.13%
Livestock	0.09%
Metals	1.90%
Softs	(0.24)%
Stock indices	1.87%

Gross trading gain	12.71%

MANAGEMENT DISCUSSION –2026

Three months ended June 30, 2026

The Partnership was unprofitable during the quarter as losses trading interest rate, energy, metal and soft commodity futures outpaced the profits from trading currency forwards and grain futures. Trading of equity futures and livestock futures were each nearly flat.

Global interest rates, which had risen in March after the start of U.S.-Iran hostilities, were volatile throughout the second quarter, amid uncertainty regarding the U.S.-Iran conflict. Higher rates coincided with rising inflation and supply disruptions involving the closure of the Strait of Hormuz; reported worries about government deficits and debt levels globally; expanding private demand for capital to fund capital expenditure trends; and the shift towards tighter central bank monetary policies. However, interest rates later declined alongside reports that Iran and the U.S. were seeking a deal to extend their existing ceasefire to work towards an agreement to end the ongoing conflict. In mid-June, the U.S. and Iran signed a Memorandum of Understanding (“MOU”). Short positions in German, Italian, French, British, Canadian and long-term U.S. interest rate futures were unprofitable. Conversely, short positions in short- and medium-term U.S. interest rate futures posted partially offsetting gains, which seemed to reflect a hawkish shift in U.S. monetary policy, coinciding with new Federal Reserve (“Fed”) Chairman Kevin Warsh’s first post-meeting press conference.

The continued U.S.-Iran hostilities and the Strait of Hormuz closure were accompanied by volatile trading during the first half of the quarter, with energy prices holding near one-year highs. However, energy prices later declined toward pre-conflict levels amid reported improvements in negotiations between the warring parties and the signing of the MOU. Long futures positions in Brent crude, WTI crude, London gas oil and U.S. and European Title Transfer Facility (TTF) natural gas were unprofitable. A short heating oil position was also unprofitable in April, as was a short carbon emissions trade in May. Conversely, a short RBOB gasoline trade was profitable during May and June.

Early in the quarter, metal prices generally remained elevated amid reported optimism regarding long-term capital expenditure trends. By May, however, metal prices declined during a period characterized by high interest rates, a strong and volatile U.S. dollar, Middle East turmoil, weaker demand from China, uncertainty regarding global growth, the signing of the MOU, and a relatively hawkish press conference from new Fed Chairman Kevin Warsh. Long copper and aluminum positions were unprofitable, especially in May and June. Long gold trades were also unprofitable. On the other hand, a short platinum position and trading of nickel registered partially offsetting gains.

During the quarter, cocoa prices increased, alongside supply and quality concerns, amid reports of heavy rains and flooding in key West African cocoa-growing regions, worries regarding El Niño-related climate risks and higher fertilizer and shipping costs. Short cocoa positions produced losses. A short coffee position was also unprofitable as prices increased amid weather concerns.

The U.S. dollar advanced broadly in volatile trading during the quarter. During the same period, U.S. interest rates increased and market participants seemed to anticipate a Fed rate increase. The U.S. dollar continued to strengthen late in June, and Fed Chairman Kevin Warsh delivered remarks reaffirming the Fed’s commitment to addressing inflation. The Fed raised its 2026 Personal Consumption Expenditures Index (PCE) inflation projections, and headline PCE inflation measured 4.1% in May. The signing of the MOU by the U.S. and Iran and continued investment in artificial intelligence (AI) also coincided with a strong U.S. dollar. Long U.S. dollar positions versus the Canadian dollar, New Zealand dollar, Swiss franc, European euro, Swedish krona, Japanese yen and Mexican peso were profitable. Short U.S. dollar trades early in the quarter against the high-yielding Brazilian real and South African rand, and energy-related Norwegian krone were also profitable.

Grain prices were volatile during the quarter amid changing expectations regarding global trade, geopolitical developments and weather concerns. Early in the quarter, grain prices increased. During the same period, market participants seemed to be concerned with drought in the U.S., rising fertilizer and transportation costs associated with supply disruptions in the Strait of Hormuz and potential El Niño-related weather impacts. By June, however, grain futures prices declined alongside lower war-risk premiums and transportation costs, improving global supply prospects, a stronger U.S. dollar, reduced demand for corn as a biofuel feedstock and the signing of the MOU by the U.S. and Iran. A long soybean oil trade was profitable as soybean oil prices rose in April and May amid demand for its use in biofuels. A short corn trade generated a sizable gain during late May and June as prices declined along with biofuel feedstock demand. Conversely, short wheat and soybean positions posted partially offsetting losses early in the quarter.

Trading in equity futures was mixed and marginally negative on balance during the quarter amid a range of macroeconomic and geopolitical developments. On the one hand, market participants seemed to focus on geopolitical developments in the Middle East and related energy, growth, inflation and interest rate concerns, together with substantial investment financing needs and the SpaceX IPO, which coincided with tighter market liquidity. On the other hand, market participants also appeared to focus on the long-term capital expenditure trends encompassing AI, energy expansion and transition, defense and security, and supply chain initiatives, together with solid earnings growth. Short positions in U.S. and Euro STOXX index futures and trading in Korean, Japanese, Singaporean and Chinese A-50 index futures were unprofitable. Meanwhile, long positions in United Kingdom, Spanish, Canadian, and Taiwanese equity index futures, short positions in Chinese, Australian, Brazilian and U.S. S&P 500 index futures, and trading in South African equity index futures posted largely offsetting profits.

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

Sector	% Gain (Loss) of Partnership Capital
Currencies	(0.57)%
Energies	(1.14)%
Grains	0.06%
Interest rates	0.07%
Livestock	0.04%
Metals	0.08%
Softs	(0.11)%
Stock indices	0.18%

Gross trading loss	(1.39)%

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

Sector	% Gain (Loss)
Currencies	(2.39)%
Energies	(0.47)%
Grains	(0.05)%
Interest rates	0.36%
Livestock	0.02%
Metals	1.11%
Softs	0.01%
Stock indices	(0.29)%

Gross trading loss	(1.70)%

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

Energy prices were volatile during the quarter amid conflicting influences. President Trump threatened to impose tighter sanctions and/or secondary tariffs on buyers of Russian crude oil if President Putin blocked President Trump’s Ukraine peace initiative and to impose additional tariffs and military strikes on Iran if Tehran failed to reach an agreement with the U.S. regarding its nuclear program. Improving growth in China also possibly impacted product price in a positive way. On the other hand, President Trump’s policies seeking lower oil prices and the non-Organization of the Petroleum Exporting Countries’ (“OPEC+”) announcement of impending increased production starting in April seemingly weighed on prices. Concerns about the strength of the U.S. economy and worries that Trump administration’s trade and tariff policies could dampen global growth possibly constrained prices as well. On balance, long crude oil trades were profitable. A long U.S. natural gas trade was also profitable as prices continued to increase on strong export demand from Europe and Asia. However, a long Dutch Title Transfer Facility (TTF) natural gas position was unprofitable as prices fell from recent one-year highs when the winter heating season reached an end.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward currency, spot, option and swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements present a Condensed Schedule of Investments setting forth the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2026.

ITEM 4.   CONTROLS AND PROCEDURES

The General Partner, with the participation of its principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

Not required.

ITEM 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)  Pursuant to the Partnership’s Agreement of Limited Partnership, the Partnership may sell Interests at the beginning of each calendar month. On April 1, 2026, May 1, 2026 and June 1, 2026, The Partnership sold Interests to new and existing limited partners of $10,944, $13,575 and $2,089, respectively. There were no underwriting discounts or commissions in connection with the sales of the Interests described above.

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

The following table summarizes Interests redeemed during the three months ended June 30, 2026:

Date of Withdrawal	Limited Partners	Special Limited Partners	Total

April 30, 2026	$ -	$ (1,627,722)	$ (1,627,722)
May 31, 2026	(63,591)	(5,326)	(68,917)
June 30, 2026	(134,810)	-	(134,810)
Total	$ (198,401)	$ (1,633,048)	$ (1,831,449)

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

During the three months ended June 30, 2026, neither the General Partner nor its directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended ).

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

By:	Millburn Ridgefield LLC,	/s/ Michael W. Carter
	General Partner	Michael W. Carter
Vice-President
Date: August 13, 2026		(Principal Accounting Officer)